Form 10-Q
period 2000-06-30
PRIMECORE MORTGAGE TRUST INC
filed 2000-08-14
CIK 1086670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
☒
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
☐
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File Number: 0-30507

Primecore Mortgage Trust, Inc.
(Exact name of registrant as specified in its charter)

Maryland	94-3324992
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

99 El Camino Real
Menlo Park, CA	94025
(Address of principal offices)	(zip code)

(650) 328-3060
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securtities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐     No  ☒

          The number of shares of the registrant’s common stock outstanding as of August 10, 2000 was 18,153,711.

Table of Contents

Part I.	Financial Information

Item 1.	Financial Statements (unaudited)	1

	Balance Sheets as of June 30, 2000 and December 31, 1999	2

	Statements of Operations for the Three Months Ended June 30, 2000 and 1999 and for the Six Months Ended June 30, 2000 and for the period from inception (March 18, 1999) to June 30, 1999	3

	Statement of Shareholders’ Deficit for the Six Months Ended June 30, 2000	4

	Statements of Cash Flows for the Six Months Ended June 30, 2000 and for the period from inception (March 18, 1999) to June 30, 1999	5

	Notes to Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	18

Part II.	Other Information

Item 1.	Legal Proceedings	18

Item 2.	Changes in Securities	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Submission of Matters to a Vote of Security Holders	19

Item 5.	Other Information	19

Item 6.	Exhibits and Reports on Form 8-K	19
	(a) Exhibit Listing	19
	(b) Form 8-K	20

	Signatures	20

Part I.    Financial Information

Item 1.    Financial Statements

Attached are the following unaudited financial statements of Primecore Mortgage Trust, Inc. (the “Company”):

(1)	Balance Sheets as of June 30, 2000, and December 31, 1999
(2)	Statements of Operations for the Three months ended June 30, 2000 and 1999 and for the Six months ended June 30, 2000 and for the period from inception (March 18, 1999) to June 30, 1999
(3)	Statement of Shareholders’ Deficit for the Six months ended June 30, 2000
(4)	Statements of Cash Flows for the Six months ended June 30, 2000 and for the period from inception (March 18, 1999) to June 30, 1999
(5)	Notes to Financial Statements

The financial statements referred to above should be read in conjunction with the Company’s audited financial statements for the period from inception (March 18, 1999) to December 31, 1999 as filed with the Securities and Exchange Commission on Form 10-12G/A dated July 11, 2000.

PRIMECORE MORTGAGE TRUST, INC.

BALANCE SHEETS
As of June 30, 2000 and December 31, 1999 (unaudited)

	June 30, 2000	December 31, 1999
ASSETS:
Investments in real estate under development	$152,280,361	$131,986,969
Investments in real estate under development by affiliates	58,954,089	51,752,328
Cash and cash equivalents	229,535	675,528
Receivable from affiliate	—	1,743,081
Other assets	41,732	66,400

Total assets	$211,505,717	$186,224,306

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ DEFICIT:
Notes payable (including $878,731 and $25,000 to affiliates)	$ 47,955,598	$ 6,844,474
Secured line of credit	3,000,000	2,195,000
Accrued expenses and other	418,644	214,612
Preferred stock dividends payable	1,719,281	1,798,884
Payable to affiliate	1,259,892	1,404,690

Total liabilities	54,353,415	12,457,660

CONVERTIBLE PREFERRED STOCK: Par value $0.01, 20,000,000 shares authorized; 18,168,444 and 18,985,118 shares issued and outstanding at June 30, 2000, and December 31, 1999, respectively; entitled to $10 per share in liquidation before any distributions to common	181,684,440	189,851,180

SHAREHOLDERS’ DEFICIT:
Common stock: par value $0.01, 30,000,000 shares authorized; 100 shares Issued and outstanding	1	1
Retained deficit	(24,532,139)	(16,084,535)

Total shareholders’ deficit	(24,532,138)	(16,084,534)

Total liabilities, convertible preferred stock and shareholders’ deficit	$211,505,717	$186,224,306

The accompanying notes are an integral part of these statements.

PRIMECORE MORTGAGE TRUST, INC.

STATEMENTS OF OPERATIONS
For the three months ended June 30, 2000 and 1999 and the six months ended
June 30, 2000 and for the period from inception (March 18, 1999) to June 30, 1999 (unaudited)

	Three Months Ended June 30, 2000	Three Months Ended June 30, 1999	Six Months Ended June 30, 2000	Period from Inception (March 18, 1999) to June 30, 1999
REVENUES:
Income from completed real estate development (including $523,110, $0, $2,419,805 and $0 from affiliates)	$ 5,362,840	$ 109,653	$ 9,173,743	$ 109,653
Other	36,352	11,566	36,384	11,566

Total revenues	5,399,192	121,219	9,210,127	121,219

EXPENSES:
Management fees paid to an affiliate	2,776,935	1,310,876	5,241,987	1,310,876
Interest	1,055,036	—	1,482,262	—
General, administrative and other	129,097	52	329,049	52

Total expenses	3,961,068	1,310,928	7,053,298	1,310,928

Net income (loss)	1,438,124	(1,189,709)	2,156,829	(1,189,709)
PREFERRED STOCK DIVIDENDS	(5,238,210)	(2,740,142)	(10,604,433)	(2,740,142)

Net loss allocable to common	$(3,800,086)	$(3,929,851)	$ (8,447,604)	$(3,929,851)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$ (38,001)	$ (39,299)	$ (84,476)	$ (39,299)

BASIC AND DILUTED WEIGHTED- AVERAGE SHARES OUTSTANDING	100	100	100	100

The accompanying notes are an integral part of these statements.

PRIMECORE MORTGAGE TRUST, INC.

STATEMENT OF SHAREHOLDERS’ DEFICIT
For the six months ended June 30, 2000 (unaudited)

	Common Stock		Retained Deficit	Total
	Shares	Amount
SHAREHOLDERS’ DEFICIT AT DECEMBER 31, 1999	100	$ 1	$(16,084,535)	$(16,084,534)
Dividends to preferred shareholders	—	—	(10,604,433)	(10,604,433)
Net income	—	—	2,156,829	2,156,829

SHAREHOLDERS’ DEFICIT AT JUNE 30, 2000	100	$ 1	$(24,532,139)	$(24,532,138)

The accompanying notes are an integral part of these statements.

PRIMECORE MORTGAGE TRUST, INC.

STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2000 and
for the period from inception (March 18, 1999) to June 30, 1999 (unaudited)

	Six Months Ended June 30, 2000	Period from Inception (March 18, 1999) to June 30, 1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ 2,156,829	$ (1,189,709)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Increase in accrued expenses and other	204,032	—
Increase (decrease) in payable to affiliate	(144,798)	1,026,397
Decrease (increase) in other assets	24,668	(56,601)

Net cash provided by (used in) operating activities	2,240,731	(219,913)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in real estate under development	(92,896,191)	(29,882,591)
Investments in real estate under development by affiliates	(36,120,008)	(11,509,914)
Return of investments in real estate under development	73,422,798	31,759,766
Return of investments in real estate under development by affiliates	29,088,249	1,664,948
Decrease in receivable from affiliate	1,743,081	—

Net cash used in investing activities	(24,762,071)	(7,967,791)

CASH FLOWS FROM FINANCING ACTIVITIES:
Redemptions of preferred stock	(11,016,950)	(1,388,500)
Proceeds from sales of preferred stock	—	14,664,800
Proceeds from sales of common stock	—	1
Issuance of notes payable	40,121,124	—
Borrowings on secured line of credit	805,000	—
Payment of preferred stock dividends	(7,833,827)	(1,019,262)

Net cash provided by financing activities	22,075,347	12,257,039

Net increase (decrease) in cash and cash equivalents	(445,993)	4,069,335
BEGINNING CASH AND CASH EQUIVALENTS	675,528	—

ENDING CASH AND CASH EQUIVALENTS	$ 229,535	$ 4,069,335

CASH PAID FOR INTEREST	$ 835,656	$ —

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
Investments in real estate under development received in exchange for	$ —	$123,342,017
   Issuance of Class A Preferred Stock

Investments in real estate under development by affiliates received in	—	32,815,483
   exchange for issuance of Class A Preferred Stock

Investments in real estate under development received in exchange for	395,000	—
   Series A Notes

Investments in real estate under development by affiliates received in	170,000	—
   exchange for Series A Notes

Investments in real estate under development received in exchange for	—	425,000
   Series B Notes

Investments in real estate under development by affiliates received in	—	—
   exchange for Series B Notes

Preferred stock dividends reinvested in Class A Preferred Stock	2,850,210	351,470

The accompanying notes are an integral part of these statements.

PRIMECORE MORTGAGE TRUST, INC.

NOTES TO FINANCIAL STATEMENTS
For the six months ended June 30, 2000 (unaudited)

1.     ORGANIZATION AND BUSINESS:

Organization

          Primecore Mortgage Trust, Inc. (the Company), a Maryland corporation, was formed on March 18, 1999 (inception), and commenced operations effective May 1, 1999. The Company has elected to be taxed as a real estate investment trust (REIT) under Sections 856 through 860 of the Internal Revenue Code of 1986 (the Code) commencing with its taxable year ended December 31, 1999, and believes its current organization and method of operation will enable it to maintain its status as a REIT. The Company is engaged in the business of funding and holding short-term construction mortgage loans secured by single-family residential real property or mixed-use commercial property, as well as land acquisition and development loans secured by undeveloped real property, located in the greater San Francisco Bay Area. The Company is managed by Primecore Funding Group, Inc. (the Manager). The Manager is a private mortgage finance business that has operated since April 1996 in Menlo Park, California. It originates and services the mortgage loans funded by the Company in return for an agreed-upon monthly management fee.

Capitalization

          The Company has authorized 50,000,000 shares of capital stock with a $0.01 par value. Initially, all shares were authorized as common stock.

          At June 30, 2000, there were 100 shares of common stock outstanding, all held by Michael Heren, Susan Fox and Michael Rider, founders of the Company. The founders are also employees and officers of the Manager. Ms. Fox owns all of the stock of the Manager.

          Effective April 23, 1999, the Company duly divided and classified 20,000,000 shares of its capital stock into a series designated Class A Convertible Preferred Stock (Class A Preferred). The par value of each share of Class A Preferred is $0.01 and has a liquidation preference of $10 per share. The holders of Class A Preferred are entitled to receive cash dividends in amounts deemed by the Board of Directors to satisfy the dividend distribution requirements applicable to REITs under provisions of the Code.

          Holders of the Company’s Class A Convertible preferred stock do not have a right to redeem their shares. The Company’s Board of Directors, however, currently has a stock redemption policy for shareholders who wish to sell their shares to the Company. The policy may be modified or terminated at the Board’s discretion at any time. Currently, the Company will repurchase shares at fair market value, as determined by the Company’s Board of Directors. Although subject to change, the Company expects the price to remain at $10.00 per share or as otherwise announced in advance. Shareholders may redeem shares only if the Company has cash available for distribution. Cash available for distribution is determined at the Board of Director’s sole discretion, and is net of current expenses, anticipated expenses, dividends, debt obligations and reserves for operating funds. The Company will not sell or otherwise liquidate any portion of its mortgage loan portfolio or other assets to fund a redemption request. The Company also reserves the right to limit the number and frequency of stock redemptions by any shareholder. Payments to satisfy a redemption request are on a “first-come, first-served” basis.

          The Class A Preferred will convert to common stock (1) upon the closing of a firm commitment underwritten initial public offering of the Company’s common stock resulting in aggregate gross proceeds to the Company of at least $50 million and at a price per share of at least $10 or such lesser amount of proceeds or lower price per share, or both, as may be approved by two-thirds of the holders of the preferred stock, or (2) after five years from the last closing of the private placement, which was October 29, 1999. Additional series of preferred stock may be made available for possible future financing of or acquisition by the Company and for general purposes without any legal requirement that further shareholder authorization for issuance be obtained.

           The 18,168,444 shares of Class A Preferred outstanding as of June 30, 2000 rank senior to the Company’s common stock as to dividends and liquidation rights. The shares are convertible into, and have voting rights equal to, the same number of shares of the Company’s common stock. The Company will not pay any dividends to the holders of the common stock so long as any Class A Preferred is outstanding. Class A Preferred dividends are paid monthly in arrears and were $0.57 and $0.19 per share (based on weighted average preferred shares outstanding of 18,768,239 and 14,589,135) for the six months ended June 30, 2000 and the period from inception (March 18, 1999) to June 30, 1999, respectively. The terms of the Company’s dividend reinvestment plan permit the shareholders to reinvest dividends in additional shares of Class A Preferred at the fair market value, currently deemed by the Board of Directors to be $10 per share.

          The Company completed two equity private placements of its Class A Preferred, resulting in the issuance of the Company’s stock at $10 per share. The first began March 31, 1999, and was completed as of August 31, 1999, and resulted in the sale of 18,048,772 shares of Class A Preferred. The second equity placement began September 10, 1999, and was completed as of October 29, 1999. The Company sold an additional 1,147,743 shares of Class A Preferred. As of June 30, 2000, 18,168,444 shares of Class A Preferred were issued and outstanding, net of redemptions and additional shares issued through the Company’s dividend reinvestment plan from October 30, 1999, to June 30, 2000. The Manager expects that all future placements will be for cash, which will then be used to fund additional loans by the Company. In connection with the private placements, the Manager paid placement costs of $187,829 on behalf of the Company during 1999.

          Subscribers of the equity placements were primarily investors in construction mortgage loans managed by the Manager. Those investors exchanged their interests in those loans for shares of the Company’s Class A Preferred on a dollar-for-dollar basis. The value assigned to the trust deed investments at the dates of acquisition was based upon the then-outstanding loan balances plus accrued interest.

          To maintain its qualification as a REIT, not more than 50 percent of the value of the outstanding shares of the Company may be owned, directly or indirectly, by five or fewer individuals, applying certain constructive ownership rules. To help ensure that the Company will not fail this test, the Company’s charter prohibits any person without the prior consent of the Board of Directors from acquiring or holding, directly or indirectly, shares of capital stock in excess of 9.8 percent, by vote or value, of the aggregate of the outstanding shares of capital stock. Moreover, to evidence compliance with these requirements, the Company must maintain records that disclose the actual ownership of its outstanding capital stock and will demand written statements each year from the record holders of designated percentages of its capital stock disclosing the actual owners of such capital stock.

Risk Factors

          General Economic Conditions in Silicon Valley and the San Francisco Bay Area—Properties securing repayment of the mortgage loans are located in the San Francisco Bay Area and primarily in Silicon Valley. Since the properties secured by the mortgage loans are located in the same geographical region, these mortgage loans may be subject to a greater risk of delinquency or default if the industries concentrated there suffer adverse economic or business developments.

           Other—In addition, the Company is subject to other significant business and financial risks, including but not limited to: liquidity, the prevailing market for residential real estate, interest rates, dependence on the Manager, timely completion of projects, lack of borrower diversification, and potential environmental matters relating to properties on which it has made loans.

Retained Deficit

          The Company has a retained deficit as of June 30, 2000, as dividends are paid to the holders of the Class A Preferred before income is earned and realized. These dividends have been financed through short-term borrowings and are expected to be matched by revenues from completed real estate projects in future periods, as described in Notes 2 and 3. The Manager believes that adequate revenues will be realized to reduce the retained deficit over time.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Interim Financial Information

          The financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in management’s opinion, include all adjustments necessary for a fair presentation of results for such interim periods. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules or regulations; however, the Company believes that adequate disclosures have been made.

          The interim results for the three months ended June 30, 2000 and 1999 and the six months ended June 30, 2000 and for the period from inception (March 18, 1999) to June 30, 1999, are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto for the three months ended March 31, 2000 and for the period from inception (March 18, 1999) to December 31, 1999, included in the Company’s Form 10-12G filed April 28, 2000, and as amended July 11, 2000.

Use of Estimates

          These financial statements have been prepared in accordance with accounting principles generally accepted in the United States using the accrual method of accounting. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Investments in Real Estate under Development and Investments in Real Estate under Development by Affiliates

          All loans made by the Company are classified as investments in real estate under development or investments in real estate under development by affiliates for financial reporting purposes (Notes 3 and 4) and are stated at the lower of cost or net realizable value. Management conducts a review for impairment on an investment-by-investment basis whenever events or changes in circumstances indicate that the carrying amount of an investment may not be recoverable. An impairment is recognized when estimated expected future cash flows (undiscounted and without interest charges), typically from the sale of a completed property, are less than the carrying amount of the investment. The estimation of expected future net cash flows is inherently uncertain and relies to a considerable extent on assumptions regarding current and future economics and market conditions. If, in future periods, there are changes in the estimates or assumptions incorporated into the impairment review analysis, the changes could result in an adjustment to the carrying amount of the investments. To the extent that an impairment has occurred, the excess of the carrying amount of the investment over its estimated fair value, less estimated selling costs, will be charged to income. As of June 30, 2000, management of the Company believed that there were no impairments of the carrying values of its investments.

Cash and Cash Equivalents

          Cash and cash equivalents include cash held in financial institutions and other highly liquid short-term investments with original maturities of three months or less.

Income from Completed Real Estate Development

          The Company recognizes income from its investments in real estate under development upon the sale or refinancing of the completed real estate to an unaffiliated third party. Income is based upon the accrual rate stated in the underlying loan arrangement between the Company and the borrower and is deferred until sale or refinancing due to uncertainties related to ultimate payment. The Company does not otherwise participate in the profit realized by the borrower upon sale of the property.

Income Taxes

          The Company has elected to be taxed as a REIT under the Code commencing with its taxable year ended December 31, 1999. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 95 percent of its taxable income. It is management’s intention to adhere to these requirements and maintain the Company’s REIT status. As a REIT, the Company generally will not be subject to corporate-level federal income tax on net income it distributes currently to its shareholders. As such, no provision for federal income taxes has been included in the accompanying financial statements. Such taxes are the responsibility of the individual shareholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed taxable income.

          Net income for financial reporting purposes differs from net income for tax reporting primarily due to differences in the method of revenue recognition for arrangements classified as loans for income tax purposes and equity-method investments in real estate under development for financial reporting purposes.

          The following table outlines the primary differences between financial reporting income and taxable income for the six months ended June 30, 2000 and for the period from inception (March 18, 1999) to June 30, 1999:

	Six Months Ended June 30, 2000	Period from Inception (March 18, 1999) to June 30, 1999
Net income (loss), as reported	$ 2,156,829	$(1,189,709)
Less: income from completed real estate development	(9,173,743)	(109,653)
Add: Accrued interest income on loans and related origination fees
Earned	17,447,309	3,794,622

Taxable income	$10,430,395	$2,495,260

Net Income Per Share of Common Stock

          Per share amounts for the Company are computed using the weighted average common shares outstanding during the period. Net income (loss) used in the calculation is reduced by dividends owed to preferred shareholders. The diluted weighted average common shares outstanding include the dilutive effect of stock options and other common stock equivalents. There are currently no stock options or other dilutive common stock equivalents, and as a result, the basic and diluted weighted average common shares outstanding for the six months ended June 30, 2000 and the period from inception (March 18, 1999) to June 30, 1999, are the same and are 100 shares.

3.     INVESTMENTS IN REAL ESTATE UNDER DEVELOPMENT:

          The Company uses a lending arrangement with developers of the real estate it is investing in, with maturity dates generally ranging from 12 to 18 months. For financial reporting, the Company applies the equity method of accounting for its investments. The developers typically have contributed no cash to the property, use proceeds from the Company to fund 100 percent of the land acquisition and construction costs, and repay principal and interest only upon the sale or refinancing of the completed project. Investments in real estate under development represent funds advanced in cash on arrangements in effect at any particular time. Since real estate under development generates no operating income, the Company does not accrue any income for financial reporting purposes until the sale or refinancing of the property takes place, at which time a return on its investment is assured. The income that the Company ultimately realizes is computed using the terms set forth in the loan documents executed by the developer. During the six months ended June 30, 2000, interest rates on loans outstanding ranged from 11 percent to 13 percent. In addition, the Company charged origination fees, which were typically 4 percent of the borrowed amount during that same period. Earned but unrecognized interest and fees on loans outstanding at June 30, 2000 and 1999, totaled $22,837,802 and $3,366,436, respectively. Such amounts will be recognized as income from completed real estate development upon the sale or refinancing of the underlying property.

          The following table summarizes the Company’s portfolio of investments in real estate under development at June 30, 2000:

Location	Number of Loans	Interest Rates	Maturity Dates	Funded Amount	Total Commitment Amount
Alameda County	8	11-12%	07/00-10/01	$ 4,255,257	$ 21,330,000
Contra Costa County	3	11%	06/00-11/01	5,205,898	35,987,842
Marin County	21	11-13%	06/00-09/01	30,870,171	57,145,000
San Francisco County	10	11-11.25%	08/00-09/01	22,136,126	40,300,000
San Mateo County	21	11-12%	09/00-11/01	32,538,875	68,895,000
Santa Clara County	34	11-13%	05/00-11/01	46,244,772	91,600,000
Other	4	11%	09/00-06/01	11,029,262	22,035,000

				$152,280,361	$337,292,842

          The Company will fund unfunded commitments on existing loans from the repayment of other loans, borrowings on its line of credit (Note 6), issuance of short-term notes payable or issuance of additional preferred stock. The Manager believes the Company will have adequate sources of capital to fund these commitments when and as they become due.

4.     INVESTMENTS IN REAL ESTATE UNDER DEVELOPMENT BY AFFILIATES:

          The Company has also made loans that an affiliate has assumed and is acting as the developer. These arrangements are accounted for in a manner identical to that described in Note 3 above. The following table summarizes these arrangements:

Location	Number of Loans	Interest Rates	Maturity Dates	Funded Amount	Commitment Amount
Contra Costa County	1	11%	06/00	$ 1,267,753	$ 1,800,000
San Mateo County	5	11-11.25%	09/00-12/01	8,144,931	18,850,000
Santa Clara County	10	11%	10/00-09/01	42,924,047	63,950,000
Other	1	11%	03/01	6,617,358	8,000,000

				$58,954,089	$92,600,000

          Accumulated but unrecognized interest and fees on loans outstanding at June 30, 2000 and 1999, totaled $5,495,369 and $428,186. Such amounts will be recognized as income from completed real estate development upon the sale or refinancing of the underlying property.

5.     NOTES PAYABLE:

          The Company had unsecured borrowings of $22,480,867 at June 30, 2000, on Series A notes issued to accredited investors through a private placement. These notes have varying maturities from 90 days to one year from the date of issuance. The notes bear interest at rates between 11 and 12 percent with interest payable monthly in arrears. Additionally, these notes are callable at the option of the note holder with 60 day written notice provided that the Company has sufficient funds available.

          The Company had unsecured borrowings of $25,474,731 at June 30, 2000, on Series B notes issued to accredited investors through a private placement. These notes have varying maturities from 90 days to one year from the date of issuance. The notes bear interest at rates between 11 and 13 percent with interest payable monthly in arrears. Additionally, these notes are not subject to redemption at the option of the Company.

6.     LINE OF CREDIT:

          The Company had a secured line of credit (LOC). The amount borrowed under the LOC at June 30, 2000, was $3,000,000. The maximum amount available under the LOC was $3,000,000. The LOC carried interest at prime plus 1 percent and matured July 8, 2000. The LOC was paid in full on August 1, 2000. The Company is in discussions with another commercial bank to obtain up to a $10,000,000 line of credit to provide for short term cash flow needs, however, management can make no assurances that such a line of credit will be obtained.

7.     TRANSACTIONS WITH AFFILIATES:

Management Fees

          The Company pays management fees to the Manager pursuant to a management agreement dated March 30, 1999 (the Agreement). The Agreement provides for the following compensation to the Manager: a monthly fee payable in arrears equal to 0.22 percent of the total amount of the Company’s interest in the total commitment amount of the notes, which evidence the outstanding investments in real estate under development, and any extension fees, prepayment penalties, and late payment charges paid by borrowers. For the six months ended June 30, 2000 and the period from inception (March 18, 1999) to June 30, 1999, the portfolio management fees paid to the Manager were $5,241,987 and $1,310,876, respectively.

Payable to Affiliate

          The $1,259,892 payable to affiliate at June 30, 2000, represents short-term advances by the Manager to the Company. The Manager typically advances these funds to the Company to facilitate cash management and charges the Company an interest rate of 11 percent per annum on the outstanding balance.

8.     COMMITMENTS AND CONTINGENCIES:

Litigation

          The Company is involved in legal actions relating to its investments in real estate under development arising in the normal course of business. In Management’s opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a materially adverse effect on the financial position, results of operations, or cash flows of the Company.

Regulatory Inquiries

          The Manager is the subject of ongoing inquiries by the California Department of Corporations regarding the methods it practiced in the conduct of its business prior to the formation of the Company. The Manager believes that all matters of substance have been addressed in this regard and that any additional related matters will not have any material impact on the financial position of the Company or impact the ability of the Manager (or its successor) to continuously serve the Company.

General Uninsured Losses

          The Company requires its developers to carry comprehensive liability, fire, flood, extended coverage, and rental loss insurance with policy specifications, limits, and deductibles customarily carried for similar properties. The Company also carries stop-gap insurance to cover losses in case the developer’s policy lapses. There are, however, certain types of extraordinary losses that may be either uninsurable or not economically insurable. Further, all of the investments are located in areas that are subject to earthquake activity. Should an investment sustain damage as a result of an earthquake, the Company may incur losses due to insurance deductibles, co-payments on insured losses, or uninsured losses. Should an uninsured loss occur, the Company could lose its investment in, and anticipated profits and cash flows from, an investment.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

          Our material financial transactions have been purchasing and holding a portfolio of construction mortgage loans.

          Statements contained in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Form 10-Q, which are not historical facts, may be forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Investors are cautioned not to attribute undue certainty to these forward-looking statements, which speak only as of the date of this registration statement. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this registration statement or to reflect the occurrence of unanticipated events, other than as required by law.

Overview

          Subject to the direction and oversight of our Board of Directors, our day-to-day operations are managed by our manager. We have no employees.

          We began operations on May 1, 1999, concurrent with the first interim closing of a private offering of 14,575,664 shares of our Class A Convertible Preferred stock at $10 per share primarily in exchange for beneficial interests in trust deeds on real property securing loans and accrued interest totaling $145,756,640. Purchasers of our shares were primarily investors in trust deeds managed by Primecore Funding Group, Inc. who invested in those trust deeds before our formation and exchanged their interests for our stock at $10 per share on a dollar for dollar basis. A third and final closing was completed as of August 31, 1999. A total of 18,048,772 shares were sold.

          We completed a second private placement on October 29, 1999, resulting in the issuance of 1,147,743 shares of Class A Convertible Preferred stock. All real property securing the trust deeds received in these transactions was either under development or held for development. We undertook these placements to provide for our initial capitalization and to convert the trust deed interests of Primecore Funding Group, Inc. clients into shares of our Class A Convertible Preferred stock. Future equity placements will be for cash, which will be used to fund additional loans. To date, our investment activity has been focused solely on funding real estate under development.

          We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), and as such, are required to distribute at least 95 percent of our taxable income annually, subject to adjustments. Our manager expects that the cash for such distributions will be generated from our day-to-day operations, although we may also borrow funds to make distributions.

          We may experience high volatility in financial reporting net income and tax basis income from quarter to quarter and year to year, primarily as a result of fluctuations in interest rates, timing of completion of our investments in real estate under development and general economic conditions in the greater San Francisco Bay Area. Our operating results will depend, in part, upon our ability to manage our interest rate and credit risks while maintaining our status as a REIT. Additionally, our accounting for our real estate loan arrangements as real estate investments may contribute to volatility in our future financial statement net income.

Results of Operations

          The following discussion of results of operations should be read in conjunction with the financial statements and related notes included in “Item 1. Financial Statements.”

          Under generally accepted accounting principles, net loss allocable to common shareholders for the quarters ended June 30, 2000 and June 30, 1999 was $3,800,086 and $3,929,851, or a loss of $38,001 and $39,299 per weighted average common share, respectively. Net loss allocable to common shareholders for the six months ended June 30, 2000 and for the period from inception (March 18, 1999) through June 30, 1999 was $8,447,604 and $3,929,851, or a loss of $84,476 and $39,299 per weighted average common share, respectively.

          The loans we make qualify as real estate investments for financial reporting purposes. As of June 30, 2000, investments in real estate under development was approximately $152,280,000 and as of December 31, 1999, investments in real estate under development was approximately $131,987,000. Funding commitments on these loans totaled approximately $337,293,000 at June 30, 2000 and $287,953,000 at December 31, 1999. For a discussion of these loan arrangements, see the notes to the financial statements. We earned substantially all of our revenue for the quarters ended June 30, 2000 and 1999 totaling $5,399,192 and $121,219, respectively, and totaling $9,210,127 and $121,219 for the six months ended June 30, 2000 and for the period from inception (March 18, 1999) through June 30, 1999, respectively, from completed real estate developments, comprised principally of interest income earned at accrual rates ranging from 11 to 13 percent over the life of the loan investments and loan origination fees of 4 percent of the loan commitment amount.

          We also made loans to affiliates engaged in real estate developments where the original borrower defaulted and our affiliate assumed the borrower’s obligations. As of June 30, 2000, investments in real estate under development with affiliates was approximately $58,954,000 and as of December 31, 1999, investments in real estate under development with affiliates are approximately $51,752,000, representing funds advanced to affiliates or predecessors of affiliates under the related loan agreements. Funding commitments on these loans totaled $92,600,000 at June 30, 2000 and $66,055,000 at December 31, 1999. For a discussion of these loan arrangements, see “Affiliates and significant borrowers” and the notes to our financial statements. We account for these loans in the same manner as for other loans.

          Because all of the loans we make are classified as investments in real estate under development for financial reporting purposes, our loans are stated at the lower of cost or net realizable value on our financial statements. We do not carry a reserve for loan losses. We will write-down the carrying value of an impaired loan to net realizable value if we learn of deterioration in economic or market conditions or other events that adversely affect the value of the loan before the loan is paid. If we incur a loss upon repayment of a loan, the loss will be charged to income. Any write-down or loss will have a direct, adverse effect upon our earnings. See note 2 to our financial statements.

          We have a policy not to take title to real property through foreclosure or otherwise. Our affiliates bear the risk of loss on loans made to them and loans they assume, particularly where they pledge additional collateral to support the assumed loans, but they also will receive the benefit of any profits to be realized from the successful development and ultimate sale of the completed properties if the properties sell for more than the principal and interest due on our loan. If we had a policy of owning and developing property rather than investing in loans, the risks and rewards of owning and developing properties would be realized, ultimately, by our shareholders. In the absence of review by disinterested parties to evaluate whether we receive adequate consideration in exchange for an assumption, or in exchange for a loan made to our affiliate, our principals are in a position to take advantage of opportunities that belong to our shareholders.

          We also face risks of loss if our affiliate is unable to complete a development project, refinance our loan or sell a completed property because, in the absence of review by disinterested parties to evaluate whether we should foreclose on a defaulted project owned or managed by our affiliate, our management would be faced with a decision to take action that would be adverse to their personal interests. We could incur liabilities and costs that would have an adverse affect on our operations from lawsuits by our shareholders and regulatory actions, if our management fails to exercise prudent business judgment in those circumstances.

          We intend to deal with these potential conflicts between the interests of our principals and our shareholders by expanding the current Board of Directors to include two independent directors whose responsibilities will include oversight of our investments in properties under development by our affiliates.

          We incurred expenses of $3,961,068 and $1,310,928 during the quarters ended June 30, 2000 and 1999, respectively, and $7,053,298 and $1,310,928 during the six months ended June 30, 2000 and the period from inception (March 18, 1999) through June 30, 1999. The results for the quarter ended June 30, 1999 and for the period from inception (March 18, 1999) through June 30, 1999 are identical, as we commenced operations in the second quarter of 1999 on May 1, 1999.

          Management fees payable to our manager pursuant to the management agreement were $2,776,935 and $1,310,876 for the quarters ended June 30, 2000 and 1999, and $5,241,987 and $1,310,876 for the six months ended June 30, 2000 and for the period from inception (March 18, 1999) through June 30, 1999. The increase in management fees is attributable to 1) our only having two full months of operations in 1999 compared with six months in 2000 and 2) the increase in loan commitments from approximately $357,119,000 as of June 30, 1999 to approximately $429,893,000 as of June 30, 2000.

          Interest expense associated with our notes payable and secured line of credit were $1,055,036 and $0 for the quarters ended June 30, 2000 and 1999, and $1,482,262 and $0 for the six months ended June 30, 2000 and for the period from inception (March 18, 1999) through June 30, 1999. We did not incur any interest expense during the first half of 1999, because we did not have any debt outstanding during that period.

          General administrative and other expenses were $129,097 and $52 for the quarters ended June 30, 2000 and 1999, and $329,049 and $52 for the six months ended June 30, 2000 and for the period from inception (March 18, 1999) through June 30, 1999. We have no employees, and our general and administrative and other expenses consist primarily of professional fees. The increase in professional fees is attributable to 1) our only having two full months of operations in 1999 compared with six months in 2000 and 2) increased costs related to becoming an SEC registrant in June 2000.

          Our policy is to distribute at least 95 percent of our REIT taxable income to shareholders each year; to that end, dividends are paid monthly. Tax basis income differs from income reported for financial reporting purposes due primarily to differences in methods of accounting for loans. As a result of these accounting differences, net income under generally accepted accounting principles is not necessarily an indicator of distributions to be made by us. During the quarters ended June 30, 2000 and 1999, we recorded monthly dividends to preferred stockholders totaling $5,238,210 and $2,740,142, respectively, and for the six months ended June 30, 2000 and for the period from inception (March 18, 1999) through June 30, 1999 we recorded monthly dividends of $10,604,433 and $2,740,142, respectively.

Liquidity and Capital Resources

          Liquidity means the need for, access to and uses of cash. The primary needs for cash include the acquisition and funding of mortgage loans, principal repayment and interest on borrowings, operating expenses and dividend payments. Substantial cash is required to support the operating activities of the business, especially the funding of mortgage loans. Principal, interest and fees collected on mortgage loans will serve to support cash needs. Drawing upon various borrowing arrangements typically satisfies major cash requirements.

          Our principal demands for liquidity are cash for operations, including funds that are required to satisfy obligations under existing loan commitments, interest expense associated with our indebtedness, debt repayments and distributions to shareholders. As of June 30, 2000, we had cash of $229,535 and debt obligations maturing in 2000 of $28,098,043. In the near term, our principal source of liquidity is the funds available under our unsecured notes payable program described below.

          We had unsecured borrowings of $47,955,598 at June 30, 2000 and $6,844,474 at December 31, 1999 on our Series A and Series B Notes (the Notes) issued to accredited investors through a private placement. The Notes have varying maturities from 90 days to one year from the date of issuance. The Notes bear interest at rates between 11 and 13 percent with interest payable monthly in arrears. Additionally, the Notes are callable at the option of the note holder with 60 day written notice provided we have sufficient funds available.

          We had a secured line of credit (the Line) with a commercial bank. The maximum amount available under the Line was $3,000,000. The Line carried interest at prime plus one percent (10 percent at June 30, 2000 and 9.50 percent at December 31, 1999), matured on July 8, 2000, and was repaid on August 1, 2000. Outstanding borrowings under the Line as of June 30, 2000 and December 31, 1999 were $3,000,000 and $2,195,000, respectively.

          As of June 30, 2000 we had $218,658,000 of unfunded loan commitments, and at December 31, 1999, we had unfunded loan commitments of $170,269,000. We expect that proceeds generated from completed real estate developments and additional Note issuances will be sufficient to fully repay Notes on or before their scheduled maturity dates. To fund future growth, we will need to raise additional funds for operations through public or private equity and debt offerings and by leveraging our investments, primarily through additional secured and unsecured financings, and other borrowing arrangements, although there is no guarantee we will be able to obtain the financing necessary to fund our future growth.

Affiliates and Significant Borrowers.

          Loans assumed by, or made to, our affiliates represent a material portion of our investment portfolio. As of December 31, 1999, loans assumed by or made to our affiliates represented 19% of our loan commitments and 28% of the funded portion of those commitments. As of June 30, 2000, loans assumed by or made to our affiliates represented 22% of our loan commitments and 26% of the funded portion of those commitments. In contrast, no unaffiliated borrower had loans exceeding 10% of our total loans outstanding as of December 31, 1999.

          Our affiliates are entities with whom we share common control through common management. For example, Primecore Funding Group, Inc. is our affiliate because Susan Fox owns 100% of its stock and is its sole director. She is also an executive officer of Primecore Funding Group, Inc., as are Messrs. Heren and Rider. To the extent that Ms. Fox is the director of Primecore Funding Group, Inc. and is one of our directors, her position in management is common to both Primecore Funding Group, Inc. and us.

          Eprime, Inc. is our affiliate and is a California corporation, incorporated March 21, 2000. Ms. Fox is the sole shareholder and director. She is the president and secretary, and Mr. Rider is the chief financial officer. Eprime, Inc. does not have any employees, does not provide any services to us and does not receive any compensation from us.

          Primecore Properties, Inc. is our affiliate and is a California corporation, incorporated in 1997. Ms. Fox is its sole shareholder and one of its directors. Primecore Properties, Inc. is licensed by the California Department of Real Estate as a real estate corporation. Theresa May Couture is licensed as an individual real estate broker and is the designated broker-officer of Primecore Properties, Inc. Primecore Properties, Inc. does not receive any compensation from us, but does provide services to us for activities that require a California real estate broker license. Those services are performed for us under the terms of our management agreement with Primecore Funding Group, Inc. There are currently no arrangements for compensating Primecore Properties, Inc. for those services, although we continue to pay a management fee to Primecore Funding Group, Inc. See “Management Fees.”

          99 Investors, LLC is our affiliate, and a California Limited Liability Company, formerly known as Upside Unlimited, LLC. Ms. Fox is its sole member. It does not have any employees, does not perform any services for us and does not receive any compensation or benefits from us.

          99 El Camino Partners is our affiliate and a California partnership. Ms. Fox and Mr. Heren are the partners. The partnership has no employees, does not provide any services to us and does not receive any compensation or benefits from us. 99 El Camino Partners owns the property at 99 El Camino Real, Menlo Park, California, our principal place of business and that of our affiliates.

          The following is a summary of loans assumed by our affiliates as of June 30, 2000, categorized by loan number, project name, affiliate, commitment amount, funded amount and percentage funded.

Loan	Project Name	Affiliate	Commitment	Funded	% Funded
Loan 2328	12780 Camino Medio	Eprime, Inc.	$ 5,200,000	$ 4,178,445	80%
Loan 2354	Lot #1 Quarry Estates	Eprime, Inc.	5,000,000	3,308,924	66%
Loan 2355	Lot #2, Quarry Estates	Eprime, Inc.	5,000,000	3,307,698	66%
Loan 2356	Lot #17, Quarry Estates	Eprime, Inc.	5,000,000	4,320,335	86%
Loan 2376	104 Second Street	Eprime, Inc.	2,450,000	1,603,217	65%
Loan 2447	8 Los Altos Prop.,
	7 Los Altos Hills Prop.	Eprime, Inc.	13,500,000	12,543,205	93%

			$36,150,000	$29,261,825	81%
Loan 2311	Lots #61, 63, 69, 71,
	91 & 74 Castlegate	99 Investors, LLC	$ 1,800,000	$ 1,267,753	70%
Loan 2330	Scotia Pines Subdivision	99 Investors, LLC	8,000,000	6,617,358	83%

			$ 9,800,000	$ 7,885,112	80%

           The loans assumed by Eprime, Inc. are secured by the remaining properties in a series of projects where Windy Hill Associates, a California corporation, was the original borrower. In November 1999 the sole shareholder of Windy Hill Associates started proceedings to dissolve the corporation. Before the dissolution, Susan Fox was the president of Windy Hill Associates, and was managing its operations to ensure that the loans were kept current. Upon notice of dissolution of the corporation, Ms. Fox was replaced as president by the sole shareholder, and the loans went into default. A foreclosure sale was scheduled for March 22, 2000.

          On March 22, 2000, Eprime, Inc., purchased what is currently designated as our loan no. 2447, for the then existing loan balance of $12,544,046. A blanket, second deed of trust lien against several parcels secured the loan. Eprime, Inc. foreclosed on the second deed of trust and took title to all of those parcels, subject to existing senior liens. Those parcels are encumbered by separate, senior deeds of trust (our loan nos. 2328, 2354, 2355, 2356 and 2376). The note purchase and assumption agreement for all of these loans includes guarantees of repayment and the pledge of additional security from Primecore Funding Group, Inc., 99 Investors, LLC and the Susan M. Fox 1996 Revocable Trust dated April 26, 1996. All loans are current, and construction is on schedule.

          The loans assumed by 99 Investors, LLC are secured by senior deeds of trust on properties originally to be developed by Windy Hill Associates. Loan nos. 2311 and 2330 were assumed in September 1999. The loans are current. Construction on loan no. 2330 is on schedule, but there is no construction currently scheduled for loan no. 2311.

          Because of changes in the scope of construction and general cost increases during development of projects, additional funds are often needed to complete a project. We will grant an additional extension of credit if our management believes repayment of the increased extension of credit is adequately secured. This is true of any development we invest in, whether the borrower is affiliated or not.

          The following is a summary of loans made to our affiliates as of June 30, 2000, categorized in the same manner as the preceding summary.

Loan	Project Name	Affiliate	Commitment	Funded	% Funded
Loan 2404	7 Lots, Los Altos Nursery	99 Investors, LLC	$12,800,000	$ 6,343,632	50%
Loan 2427	Lot #13, Quarry Estates	99 Investors, LLC	5,000,000	2,425,029	49%
Loan 2428	Quarry Estates Lot 15	99 Investors, LLC	5,000,000	2,420,375	48%
Loan 2429	Quarry Estates Lot 16	99 Investors, LLC	5,000,000	2,473,186	49%
Loan 2455	91 Fleur Place	99 Investors, LLC	5,000,000	3,391,857	68%
Loan 2456	75 Almendral	99 Investors, LLC	5,500,000	3,182,762	58%
Loan 2469	37 Euclid	99 Investors, LLC	7,100,000	874,356	12%

			$45,400,000	$21,111,197	47%
Loan 2297	99 El Camino Real	99 El Camino
		Partners	$ 1,000,000	$ 559,864	56%

Loan 2381	1425 Mills Court	Employee	$ 250,000	$ 136,091	54%

          Loan no. 2404 was made to 99 Investors, LLC in September 1999. Repayment is secured by a single junior deed of trust on 7 lots in Los Altos, California. The loan is for development of 7 single family residences. Construction is scheduled for completion in July 2001. The loan is current and construction is on schedule.

          Loan nos. 2427-29 were made to 99 Investors, LLC in March 2000. Repayment is secured by senior deeds of trust. The developments are single family residences in Los Altos Hills. Construction is scheduled for completion in September 2001. The loans are current and construction is on schedule.

          Loan nos. 2455-56 and 2469 were made to 99 Investors, LLC in April, May and June, 2000, respectively. Repayment is secured by senior deeds of trust. The developments are single family residences in Atherton, California. Construction is scheduled for completion in October, November and December, 2001, respectively. The loans are current and construction is on schedule.

          Loan no. 2381 is a loan to an employee of Primecore Funding Group, Inc. The loan is current and construction is on schedule.

          See Note 4 of our financial statements for further detail on investments in real estate under development by affiliates as of June 30, 2000. Also see the discussion under the headings “We have a potential conflict of interest with our affiliates” and “We have a potential conflict of interest with our investors” in our registration statement on Form 10-12G/A filed July 11, 2000.

Receivable from Affiliates

          The $1,743,081 receivable from affiliate at December 31, 1999, on our financial statements, represents the balance due from our manager as a result of a decision by our manager to pay from its own funds a shortage in the proceeds from the sale of a property below the carrying amount of the investment by us. Windy Hill Associates had acquired the property through foreclosure prior to the purchase of the investment by us. The receivable was paid in full as of June 30, 2000.

Payable to Affiliate

          There is a $1,404,690 payable to an affiliate at December 31, 1999, on our financial statements, representing short-term advances by our manager to us. Our manager typically advances these funds to us to facilitate cash management and charges us an interest rate of 11 percent per annum on the outstanding balance. The balance payable as of June 30, 2000 was $1,259,892.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.

          Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. We are a party to various financial instruments that are subject to market risk. These instruments include short-term construction mortgage loans secured by single-family residential real property or mixed-use commercial property, land acquisition and development loans secured by undeveloped real property and unsecured notes payable. Our financial instruments involve elements of interest rate risk. Our loan portfolio is also subject to real estate market risk. In addition, we are party to certain other financial instruments, including trade receivables and payables and amounts due to affiliates which, due to their short-term nature, are not subject to market risk; accordingly, no discussion of these instruments is provided.

          None of our financial instruments have been entered into for trading purposes. We have not entered into, nor do we intend to enter into, any financial instruments for trading or speculative purposes. As we have no investments outside of the United States, we are not subject to foreign currency exchange rate risk. We do not hedge our exposure to changes in the fair value of our loans through the use of derivative instruments. Instead, we have managed these exposures through careful underwriting and servicing of our loans. Further, our loans are typically of a short-term duration. Excluding extension options that are available to some of our borrowers, our mortgage loan investments had remaining terms ranging from one to 18 months as of June 30, 2000.

          All loans provide for monthly payments of interest only and a payment of principal in full at the end of the loan term. Generally, our loans have higher loan-to-value ratios based upon historical cost than most conventional loans, but lower loan-to-value ratios based upon completed project value. Because of the short duration and high yield of our loans, we do not believe that a 10% increase or decrease in general interest rates (from those prevailing at June 30, 2000) would have a significant impact on the fair value of our fixed rate loan portfolio. A significant increase in interest rates could, however, make it more difficult for our borrowers to sell or refinance their respective properties. This could have a material adverse effect on us, either through loan defaults or the need to grant extensions of the maturity dates, thereby delaying repayment. Additionally, a real estate market decline in the San Francisco Bay Area could have a material adverse impact on us. If real estate values were to decline, borrowers might find it difficult, if not impossible, to repay some or all of the principal and accrued interest in connection with a sale or refinancing of the underlying properties. A number of factors could lead to a real estate market decline including, but not limited to, a slowdown in the growth of the economy, increasing commercial interest rates and supply and demand factors. It is not possible for us to quantify the potential loss in earnings or cash flows that might result from a real estate market decline.

          We have attempted to mitigate these risk exposures by carefully underwriting and servicing our loans. The underwriting decision to provide a loan to an applicant is based primarily upon the loan-to-value ratio for the underlying collateral. Thereafter, our manager uses early intervention, aggressive collection and loss mitigation techniques in the servicing process. While we have attempted to mitigate these risk exposures, there can be no assurance that these efforts will be successful.

PART II.

OTHER INFORMATION

Item 1.    Legal Proceedings.

           On May 30, 2000, we and Primecore Funding Group, Inc., and others including Ms. Fox, Messrs. Heren and Rider, 99 El Camino Partners, and Upside Unlimited, LLC, were named as defendants in a lawsuit filed in the United States District Court for the Northern District of California, entitled Baymark, L.P. v. Primecore Funding Group, et. al, U.S.D.C. (ND Cal) No. C 001933 WHA. Baymark, L.P. is our borrower under a construction mortgage loan, currently in default.

          The complaint seeks an injunction to stop our nonjudicial foreclosure and damages in excess of $10,000. The complaint appears to allege the loan is not in default, or if there is a default, it was caused by our failure to timely honor draw requests under a construction loan agreement. On June 6, 2000, the District Court entered a temporary restraining order, enjoining our foreclosure sale scheduled for June 7, 2000, and a preliminary injunction which would have been effective upon Baymark, L.P. posting a $1,000,000 surety bond in our favor by June 20, 2000. Baymark, L.P. failed to post a surety bond but filed a bankruptcy petition before the June 20, 2000 deadline. Our foreclosure sale is currently stayed, pending further proceedings in the bankruptcy case. The property is currently under a contract for sale to a third party, and the sale is expected to close in early September 2000.

          Our management intends to vigorously defend the allegations and does not believe the District Court proceeding or the borrower’s bankruptcy case will have a material adverse affect on our financial condition, results of operations, or cash flows.

          Also see the discussion under the heading “Legal Proceedings” in our registration statement on Form 10-12G/A filed July 11, 2000.

Item 2.    Changes in Securities.

Not applicable.

Item 3.    Defaults Upon Senior Securities.

Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders.

          At the annual meeting of shareholders on May 25, 2000, Michael Rider was elected as a director to serve until 2003. Of the 18,829,912 votes entitled to be cast, there were 10,563,535 votes for Mr. Rider, no abstentions and 7,993,348 non-votes. There were no other nominees for director. The terms of office of directors Susan Fox and Micheal Heren continue until 2001 and 2002, respectively.

          Arthur Andersen LLP was approved as the Company’s independent public accountants to audit the Company’s financial statements for our fiscal year ending December 31, 2000. Of the 18,829,912 votes entitled to be cast,10,842,602 votes were cast to ratify the selection; there were 9,000 abstentions, and there were 7,978,303 non-votes.

Item 5.    Other Information.

None.

Item 6.    Exhibits and Reports on Form 8-K.

(a)  Exhibit Listing

Exhibit No.	Description of Document

3(i)	Articles of Incorporation*

3(ii)	By-laws, amended March 21, 2000*

3(iii)	Articles Supplementary* (originally filed as exhibit 99.1)

3(iv)	Specimen Stock Certificate* (originally filed as exhibit 99.2)

4.1	Registration Rights Agreement dated March 30, 1999*

4.2	Founder’s Registration Rights Agreement dated March 30, 1999*

4.3	Management Agreement dated March 30, 1999* (originally filed as exhibit 10)

11	Statement regarding computation of earnings per share

27	Financial Data Schedule

* incorporated by reference to the correspondingly numbered exhibit to the Registration Statement on Form 10-12G (0-30507) filed by the Registrant with the SEC on April 28, 2000, as amended.

(b)  Form 8-K:

•	Primecore Mortgage Trust, Inc. filed no reports on Form 8-K during the period.

Primecore Mortgage Trust, Inc.

Signatures

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, its authorized agents.

PRIMECORE MORTGAGE TRUST , INC .

By: /s/ SUSAN FOX
Dated: August 11, 2000.
Susan Fox, President

By: /s/ MICHAEL RIDER
Dated: August 11, 2000.
Michael Rider, Chief Financial Officer