Form 10-Q
period 2000-09-30
PRIMECORE MORTGAGE TRUST INC
filed 2000-11-14
CIK 1086670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

☒

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

☐

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to              .

Commission File Number: 0-30507

Primecore Mortgage Trust, Inc.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	94-3324992 (I.R.S. Employer Identification No.)

99 El Camino Real Menlo Park, CA (Address of principal offices)	94025 (zip code)

(650) 328-3060
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒        No    ☐

The number of shares of common stock outstanding as of November 10, 2000 was 19,736,926.

Table of Contents

Part I.	Financial Information

Item 1.	Financial Statements (unaudited)	3

	Balance Sheets as of September 30, 2000 and December 31, 1999	4

	Statements of Operations for the Three Months Ended September 30, 2000 and 1999 and for the Nine Months Ended September 30, 2000 and for the period from inception (March 18, 1999) to September 30, 1999	5

	Statement of Shareholders’ Equity for the Nine Months Ended September 30, 2000	6

	Statements of Cash Flows for the Nine Months Ended September 30, 2000 and for the period from inception (March 18, 1999) to September 30, 1999	7

	Notes to Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	19

Part II.	Other Information

Item 1.	Legal Proceedings	20

Item 2.	Changes in Securities	20

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Submission of Matters to a Vote of Security Holders	21

Item 5.	Other Information	21

Item 6.	Exhibits and Reports on Form 8-K	21

	(a) Exhibit Listing	21

	(b) Form 8-K	21

	Signatures	22
Part I. Financial Information

Item 1.  Financial Statements

        Attached are the following unaudited financial statements of Primecore Mortgage Trust, Inc. (the “Company”):

(1)	Balance Sheets as of September 30, 2000, and December 31, 1999

(2)
Statements of Operations for the Three months ended September 30, 2000 and 1999 and for the Nine months ended September 30, 2000 and for the period from inception (March 18, 1999) to September 30, 1999

(3)	Statement of Shareholders’ Equity for the Nine months ended September 30, 2000

(4)	Statements of Cash Flows for the Nine months ended September 30, 2000 and for the period from inception (March 18, 1999) to September 30, 1999

(5)	Notes to Financial Statements

        The financial statements referred to above should be read in conjunction with the Company’s audited financial statements for the period from inception (March 18, 1999) to December 31, 1999 as filed with the Securities and Exchange Commission on our registration statement on Form 10-12G/A dated July 11, 2000.

PRIMECORE MORTGAGE TRUST, INC.

BALANCE SHEETS
As of September 30, 2000 and December 31, 1999 (unaudited)

	September 30, 2000	December 31, 1999
ASSETS:
Investments in real estate under development	$174,132,633	$131,986,969
Investments in real estate under development by affiliates	49,615,020	51,752,328
Cash and cash equivalents	368,315	675,528
Receivable from affiliate	—	1,743,081
Other assets, net	168,609	66,400

Total assets	$224,284,577	$186,224,306

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Notes payable (including $513,285 and $25,000 to affiliates)	$ 48,413,902	$ 6,844,474
Secured line of credit	9,840,000	2,195,000
Accrued expenses and other	490,978	214,612
Bank overdraft	2,538,339	—
Preferred stock dividends payable	1,855,498	1,798,884
Payable to affiliate	1,787,685	1,404,690

Total liabilities	64,926,402	12,457,660

SHAREHOLDERS’ EQUITY:
Preferred stock: par value $0.01, 40,000,000 shares authorized; 19,234,412 and 18,985,118 shares issued and outstanding at September 30, 2000, and December 31, 1999, respectively; entitled to $10 per share in liquidation before any distributions to common	192,185,525	189,851,180
Common stock: par value $0.01, 10,000,000 shares authorized; 100 shares issued and outstanding	1	1
Retained deficit	(32,827,351)	(16,084,535)

Total shareholders’ equity	$159,358,175	173,766,646

Total liabilities and shareholders’ equity	$224,284,577	$186,224,306

The accompanying notes are an integral part of these statements.

PRIMECORE MORTGAGE TRUST, INC.

STATEMENTS OF OPERATIONS
For the three months ended September 30, 2000 and 1999 and the nine months ended
September 30, 2000 and for the period from inception (March 18, 1999) to September 30, 1999 (unaudited)

	Three Months Ended September 30, 2000	Three Months Ended September 30, 1999	Nine Months Ended September 30, 2000	Period from Inception (March 18, 1999) to September 30, 1999
REVENUES:
Income from completed real estate development (including $387,005, $0, $1,583,717 and $0 from affiliates)	$2,913,147	$ 536,099	$10,863,797	$ 645,752
Other	7	5,531	36,391	17,097

Total revenues	2,913,154	541,630	10,900,188	662,849

EXPENSES:
Management fees paid to an affiliate	2,903,744	1,934,968	8,145,730	3,245,844
Interest (including $24,845, $0, $37,986 and $0 to affiliate)	1,597,100	35,081	3,079,362	35,081
General, administrative and other	128,953	23,391	458,001	23,443

Total expenses	4,629,797	1,993,440	11,683,093	3,304,368

Net loss	(1,716,643)	(1,451,810)	(782,905)	(2,641,519)
PREFERRED STOCK DIVIDENDS	(5,355,477)	(4,990,853)	(15,959,911)	(7,730,995)

Net loss allocable to common	$(7,072,120)	$(6,442,663)	$(16,742,816)	$(10,372,514)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$ (70,721)	$ (64,427)	$ (167,428)	$ (103,725)

BASIC AND DILUTED WEIGHTED-AVERAGE SHARES OUTSTANDING	100	100	100	100

The accompanying notes are an integral part of these statements.

PRIMECORE MORTGAGE TRUST, INC.

STATEMENT OF SHAREHOLDERS’ EQUITY
For the nine months ended September 30, 2000 (unaudited)

	Preferred Stock		Common Stock		Retained Deficit	Total
	Shares	Amount	Shares	Amount
Shareholders’ equity at December 31, 1999	18,985,118	$189,851,180	100	$ 1	$(16,084,535)	$173,766,646
Issuance of preferred stock	1,481,607	14,657,475	—	—	—	14,657,475
Issuance of preferred stock under dividend reinvestment plan	429,184	4,291,840	—	—	—	4,291,840
Redemption of preferred stock	(1,661,497)	(16,614,970)	—	—	—	(16,614,970)
Dividends to preferred shareholders	—	—	—	—	(15,959,911)	(15,959,911)
Net loss	—	—	—	—	(782,905)	(782,905)

Shareholders’ equity at September 30, 2000	19,234,412	$192,185,525	100	$ 1	$(32,827,351)	$159,358,175

The accompanying notes are an integral part of these statements.

PRIMECORE MORTGAGE TRUST, INC.

STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2000 and
for the period from inception (March 18, 1999) to September 30, 1999 (unaudited)

	Nine Months Ended September 30, 2000	Period from Inception (March 18, 1999) to September 30, 1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (782,905)	$ (2,641,520)
Increase in accrued expenses, bank overdraft and other	2,814,705	657,660
Increase in payable to affiliate	382,995	1,083,699
Interest accrued on notes payable	1,235,126	—
Decrease in other assets, net	27,041	(58,695)

Net cash provided by (used in) operating activities	3,676,962	(958,856)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in real estate under development	(135,943,300)	(69,365,793)
Investments in real estate under development by affiliates	(23,902,027)	(17,896,768)
Return of investments in real estate under development	94,592,635	60,390,606
Return of investments in real estate under development by affiliates	26,119,335	3,747,941
Decrease in receivable from affiliate	1,743,081	—

Net cash used in investing activities	(37,470,276)	(23,124,014)

CASH FLOWS FROM FINANCING ACTIVITIES:
Redemptions of preferred stock	(16,614,970)	(2,262,820)
Proceeds from sales of preferred stock, net of offering costs	14,657,475	27,737,250
Proceeds from sales of common stock	—	1
Issuance of notes payable	56,144,293	—
Repayment of notes payable	(16,604,991)	—
Borrowings on secured line of credit	9,840,000	3,000,000
Repayment of secured line of credit	(2,195,000)	—
Payment of preferred stock dividends	(11,611,456)	(4,391,561)
Additions to loan fees	(129,250)	—

Net cash provided by financing activities	33,486,101	24,082,870

Net (decrease) increase in cash and cash equivalents	(307,213)	—
BEGINNING CASH AND CASH EQUIVALENTS	675,528	—

ENDING CASH AND CASH EQUIVALENTS	$ 368,315	$ —

CASH PAID FOR INTEREST	$ 2,643,127	$ —

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Investments in real estate under development received in exchange for issuance of Class A Preferred Stock	$ 150,000	$124,512,017
Investments in real estate under development by affiliates received in exchange for issuance of Class A Preferred Stock	—	32,920,483
Investments in real estate under development received in exchange for Series B Notes	795,000	—
Preferred stock dividends reinvested in Class A Preferred Stock	4,291,840	1,619,630

The accompanying notes are an integral part of these statements.

PRIMECORE MORTGAGE TRUST, INC.

NOTES TO FINANCIAL STATEMENTS
For the nine months ended September 30, 2000 (unaudited)

1.    ORGANIZATION AND BUSINESS:

Organization

        Primecore Mortgage Trust, Inc. is a Maryland corporation, operating as a real estate investment trust (REIT). We are engaged in the business of funding and holding short-term construction mortgage loans secured by single-family residential real property or mixed-use commercial property, as well as land acquisition and development loans secured by undeveloped real property, located in the greater San Francisco Bay Area. We are managed by Primecore Funding Group, Inc., a California corporation located in Menlo Park, California. Our manager originates and services the construction mortgage loans we invest in for a monthly management fee.

Capitalization

        We have authorized 50,000,000 shares of capital stock with a $0.01 par value; 40,000,000 shares are designated Class A Convertible Preferred, and 10,000,000 shares are designated as common.

        At September 30, 2000, there were 100 shares of common stock outstanding, all held by Michael Heren, Susan Fox and Michael Rider, founders of the Company. Susan Fox and Michael Rider are also employees and officers of our manager. Ms. Fox owns all of the stock of our manager.

        The 19,234,412 shares of Class A Preferred outstanding as of September 30, 2000 rank senior to our common stock as to dividends and liquidation rights. The shares are convertible into, and have voting rights equal to, the same number of shares of our common stock. We will not pay any dividends to the holders of the common stock so long as any Class A Preferred shares are outstanding.

        Class A Preferred dividends are paid monthly in arrears and were $0.85 per share (based on weighted average preferred shares outstanding of 18,720,296) for the nine months ended September 30, 2000, compared with $0.47 per share (based on weighted average preferred shares outstanding of 16,427,940) for the period from inception (March 18, 1999) to September 30, 1999. The terms of our dividend reinvestment plan permit our shareholders to reinvest dividends in additional shares of Class A Preferred, currently at $10 per share.

        Holders of our Class A Preferred stock do not have a right to redeem their shares. Our Board of Directors, however, currently has a stock redemption policy for shareholders who wish to sell their shares to the Company. The policy may be modified or terminated at the Board’s discretion at any time. Currently, we will repurchase shares at $10.00 per share if the Company has cash available for distribution. Cash available for distribution is determined at the Board of Director’s sole discretion, and is net of current expenses, anticipated expenses, dividends, debt obligations and reserves for operating funds. We will not sell or otherwise liquidate any portion of our mortgage loan portfolio or other assets to fund a redemption request. We also reserve the right to limit the number and frequency of stock redemptions by any shareholder.

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

        Other—In addition, we are subject to other significant business and financial risks, including but not limited to: liquidity, the prevailing market for residential real estate, interest rates, dependence on our manager, timely completion of projects, lack of borrower diversification, and potential environmental matters relating to properties on which we have made loans.

Retained Deficit

        We have a retained deficit as of September 30, 2000, because we pay dividends to the holders of our Class A Preferred stock before income is realized in accordance with REIT requirements. These dividends have been financed through short-term borrowings and are expected to be matched by revenues from completed real estate projects in future periods, as described in Notes 2 and 3.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Restatement of Previously Reported Results of Operations

      Subsequent to September 32,000, we identified an error in the income from completed real estate development for the three months ended March 31, 2000. The correction of this error has been reflected in the accompanying statement of operations for the nine months ended September 30, 2000. The error resulted in an overstatement of net income, and an understatement of net loss allocable to common of $1,223,095 for the three months ended March 31, 2000 and the six months ended June 30, 2000. The effect on basic and diluted net loss per common share was an understatement of $12,231 for the three months ended March 31, 2000 and the six months ended June 30, 2000. After correction of this error, net income for the three months ended March 31, 2000 is $215,031 and for the six months ended June 30, 2000 is $933,736. Net loss allocable after restatement is $23,179 for the three months ended March 31, 2000, and $96,707 for the six months ended June 30, 2000. Basic and diluted net loss per share after restatement is $50,232 for the three months ended March 31, 2000, and $96,707 for the six months ended June 30, 2000. There was no effect on our taxable net income.

        Our previously filed Form 10-12G/A filed July 11, 2000, and our Form 10Q filed August 14, 2000 will be amended to give effect to this correction.

Interim Financial Information

        Our financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in management’s opinion, include all adjustments necessary for a fair presentation of results for such interim periods. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules or regulations; however, we believe that adequate disclosures have been made.

        The interim results for the three months ended September 30, 2000 and 1999 and the nine months ended September 30, 2000 and for the period from inception (March 18, 1999) to September 30, 1999, are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the unaudited financial statements and related notes for the three months ended March 31, 2000 and for the six months ended June 30, 2000, and our audited financial statements and related notes for the period from inception (March 18, 1999) to December 31, 1999, included in our registration statement on Form 10-12G filed with the Securities and Exchange Commission on April 28, 2000, and as amended July 11, 2000.

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

        All of our loans are classified as investments in real estate under development or investments in real estate under development by affiliates for financial reporting purposes (Notes 3 and 4) and are stated at the lower of cost or net realizable value. Management conducts a review for impairment on an investment-by-investment basis whenever events or changes in circumstances indicate that the carrying amount of an investment may not be recoverable. An impairment is recognized when estimated expected future cash flows (undiscounted and without interest charges), typically from the sale of a completed property, are less than the carrying amount of the investment. The estimation of expected future net cash flows is inherently uncertain and relies to a considerable extent on assumptions regarding current and future economics and market conditions. If, in future periods, there are changes in the estimates or assumptions incorporated into the impairment review analysis, the changes could result in an adjustment to the carrying amount of the investments. To the extent that an impairment has occurred, the excess of the carrying amount of the investment over its estimated fair value, less estimated selling costs, will be charged to income.

        As of September 30, 2000, we believe there were no impairments of the carrying values of our investments.

Cash and Cash Equivalents

        Cash and cash equivalents include cash held in financial institutions and other highly liquid short-term investments with original maturities of three months or less.

Income from Completed Real Estate Development

        Our investment objective is to make construction mortgage loans on projects we believe are likely to ultimately sell for an amount sufficient to repay the principal plus interest of those loans at the agreed upon rate. We do not intend to own or develop property and do not participate in the profit realized by the borrower upon sale of the property.

        We recognize income from our investments in real estate under development upon the sale or refinancing of the completed real estate. Income is based upon the accrual rate of interest stated in the underlying loan agreement and is deferred, along with related origination fees, until the property is sold or refinanced.

        Accrued, but unrecognized, interest income and origination fees totaled $16,749,802 for the nine months ended September 30, 2000 compared with $8,734,392 for the period from inception (March 18, 1999) to September 30, 1999. Accumulated, but unrecognized, interest income and origination fees totaled $35,057,559 at September 30, 2000.

Income Taxes

        To continue to qualify as a REIT, we must currently distribute at least 95 percent of our taxable income. As a REIT, we generally will not be subject to corporate-level federal income tax on net income we distribute currently to our shareholders. As such, no provision for federal income taxes is included in our financial statements.

        Net income for financial reporting purposes also differs from net income for tax reporting primarily due to differences in the method of revenue recognition for arrangements classified as loans for income tax purposes and equity-method investments in real estate under development for financial reporting purposes.

        We pay dividends to our shareholders based upon available taxable income, at levels sufficient to maintain our status as a REIT. The following table outlines the primary differences between financial reporting income and taxable income for the nine months ended September 30, 2000 and for the period from inception (March 18, 1999) to September 30, 1999:

	Nine Months Ended September 30, 2000	Period from Inception (March 18, 1999) to September 30, 1999
Net loss, as reported	$ (782,905)	$ (2,641,519)
Less: income from completed real estate development	(10,863,797)	(645,752)
Add: Accrued interest income on loans and related origination fees earned	27,613,599	9,380,144

Taxable income	$15,966,897	$ 6,092,873

Preferred stock dividends	$15,959,911	$ 7,730,995

Net Income Per Share of Common Stock

        Per share amounts for the Company are computed using the weighted average common shares outstanding during the period. Net income (loss) used in the calculation is reduced by dividends owed to preferred shareholders. The diluted weighted average common shares outstanding include the dilutive effect of stock options and other common stock equivalents. There are currently no stock options or other dilutive common stock equivalents, and as a result, the basic and diluted weighted average common shares outstanding for the nine months ended September 30, 2000 and the period from inception (March 18, 1999) to September 30, 1999, are the same and are 100 shares.

Reclassifications

        Certain amounts in the prior period financial statements have been reclassified to conform to the current year presentation.

3.    INVESTMENTS IN REAL ESTATE UNDER DEVELOPMENT:

        We make loans with maturity dates generally ranging from 12 to 18 months. For financial reporting, we apply the equity method of accounting for our investments. Investments in real estate under development represent funds advanced in cash on arrangements in effect at any particular time. Since real estate under development generates no operating income, we do not accrue any income for financial reporting purposes until the sale or refinancing of a property. The income that we ultimately realize is based upon the terms of the construction mortgage loan. During the nine months ended September 30, 2000, interest rates on loans outstanding ranged from 11 percent to 13 percent. In addition, we charged origination fees, which were typically 4 percent of the borrowed amount during that same period.

        Earned but unrecognized interest and fees on loans outstanding at September 30, 2000 totaled $27,093,201 compared with $8,570,777 in earned but unrecognized interest and fees on loans outstanding at September 30, 1999. Applying the equity method of accounting, these amounts will be recognized as income from completed real estate development upon the sale or refinancing of the underlying property.

        The following table summarizes our portfolio of investments in real estate under development at September 30, 2000:

Location	Number of Loans	Interest Rates	Maturity Dates	Balance	Total Commitment Amount
Alameda County	7	11-11.25%	10/00-10/01	$ 4,626,780	$ 20,930,000
Contra Costa County	2	11%	11/00-11/01	2,170,101	16,987,842
Marin County	23	11-13%	12/00-02/02	34,835,496	64,530,000
San Francisco County	9	11-11.25%	11/00-09/01	24,442,351	37,350,000
San Mateo County	24	11-12%	11/00-02/02	39,099,200	82,095,000
Santa Clara County	35	11-13%	11/00-12/01	46,591,185	83,750,000
Other	7	11-11.25%	11/00-12/01	22,367,520	37,385,000

	107			$174,132,633	$343,027,842

        We will fund unfunded commitments on existing loans from the repayment of other loans, borrowings on our line of credit (Note 6), issuance of short-term notes payable or issuance of additional preferred stock. We believe we will have adequate sources of capital to fund these commitments when and as they become due.

4.    INVESTMENTS IN REAL ESTATE UNDER DEVELOPMENT BY AFFILIATES:

        We have also made loans to affiliates acting as the developer. These arrangements are accounted for in a manner identical to that described in Note 3 above. The following table summarizes these arrangements:

Location	Number of Loans	Interest Rates	Maturity Dates	Balance	Commitment Amount
San Mateo County	4	11-11.25%	12/00-12/01	$ 5,709,984	$13,350,000
Santa Clara County	10	11%	10/00-09/01	38,501,241	64,800,000
Other	1	11%	03/01	5,403,795	8,000,000

	15			$49,615,020	$86,150,000

        Accumulated but unrecognized interest and fees on loans outstanding at September 30, 2000 totaled $7,964,358, compared with $1,649,617 at September 30, 1999. Again applying the equity method of accounting, such amounts will be recognized as income from completed real estate development upon the sale or refinancing of the underlying property.

5.    NOTES PAYABLE:

        We had unsecured borrowings of $48,413,902 at September 30, 2000, on notes issued to accredited investors through private placements. These notes have varying maturities of up to one year from the date of issuance. The notes bear interest at rates between 11 and 13 percent with interest payable monthly in arrears. These notes are callable at the option of the note holder upon 60 day written notice, subject to availability of funds. Additionally, notes issued by us after September 29, 2000 may be redeemed at our option before their stated maturity.

6.    LINE OF CREDIT:

        During the quarter ended September 30, 2000, we repaid the $2,195,000 balance owed on a $3,000,000 line of credit and obtained a new $10,000,000 line of credit with a commercial bank. The amount borrowed under the line of credit at September 30, 2000, was $9,840,000. Repayment is secured by the Company’s assets and guaranteed by our manager and another affiliate, carries interest at prime plus 1.25 percent (10.75 percent at September 30, 2000) and matures in September 2001. Terms of the line of credit require, among other provisions, that we maintain total equity of $150,000,000, a debt to equity ratio of less than 1.5 to 1.0 and quarterly net income from operations of $500,000. As we had a net loss for the quarter ended September 30, 2000, we are in violation of the net income covenant. We have received a waiver of this covenant from our lender for the quarter ended September 30, 2000. We incurred loan fees and other costs of $129,250, which are included in other assets in the accompanying balance sheets and are being amortized straight-line over the life of the facility.

7.    TRANSACTIONS WITH AFFILIATES:

Management Fees

        A management agreement dated March 30, 1999 provides for the following compensation to our manager: a monthly fee payable in arrears equal to 0.22 percent of the total commitment amount of the notes in our investments in real estate under development.

        For the nine months ended September 30, 2000, the portfolio management fees paid to our manager were $8,145,730, compared with $3,245,844 for the period from inception (March 18, 1999) to September 30, 1999.

Payable to Affiliate

        The $1,787,685 payable to affiliate at September 30, 2000, represents short-term advances to us by our manager to facilitate our cash management. Our manager charges us an interest rate of 11 percent per annum on the outstanding balance.

8.    COMMITMENTS AND CONTINGENCIES:

Litigation

        We are involved in legal actions relating to our investments in real estate under development arising in the normal course of our business. We believe the liabilities, if any, which may ultimately result from such legal actions, are not expected to have a materially adverse effect on the financial position, results of operations, or cash flows of the Company.

General Uninsured Losses

        We require that developers carry comprehensive liability, fire, flood, extended coverage, and rental loss insurance with policy specifications, limits, and deductibles customarily carried for similar properties. We also carry stop-gap insurance to cover losses in case the developer’s policy lapses. There are, however, certain types of extraordinary losses that may be either uninsurable or not economically insurable. Further, all of the investments are located in areas that are subject to earthquake activity. Should an investment sustain damage as a result of an earthquake, we may incur losses due to insurance deductibles, co-payments on insured losses, or uninsured losses. Should an uninsured loss occur, we could lose our investment in, and anticipated profits and cash flows from, an investment.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

General

        Statements contained in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Form 10-Q, which are not historical facts, may be forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Investors are cautioned not to attribute undue certainty to these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events, other than as required by law.

Overview

        Our investment goal is to invest in a pool of short term construction loans. We do not currently intend to own or develop any real property. Our investment activity has focused solely on funding real estate under development. Our material financial transactions have been purchasing and funding a portfolio of construction mortgage loans.

        As stated previously, as a REIT we are required to distribute at least 95 percent of our taxable income annually, subject to adjustments. We expect that the cash for such distributions will be generated from our day-to-day operations, although we may also borrow funds to make distributions.

        We began an equity private placement in August 2000, through which we have issued 1,481,607 additional shares of Class A Convertible Preferred Stock as of September 30, 2000, for net proceeds of $14,657,475. This placement was undertaken to fund existing and additional loans and for general corporate purposes.

Restatement of Previously Reported Results of Operations

      Subsequent to September 32,000, we identified an error in the income from completed real estate development for the three months ended March 31, 2000. The correction of this error has been reflected in the accompanying statement of operations for the nine months ended September 30, 2000. The error resulted in an overstatement of net income, and an understatement of net loss allocable to common of $1,223,095 for the three months ended March 31, 2000 and the six months ended June 30, 2000. The effect on basic and diluted net loss per common share was an understatement of $12,231 for the three months ended March 31, 2000 and the six months ended June 30, 2000. After correction of this error, net income for the three months ended March 31, 2000 is $215,031 and for the six months ended June 30, 2000 is $933,736. Net loss allocable after restatement is $23,179 for the three months ended March 31, 2000, and $96,707 for the six months ended June 30, 2000. Basic and diluted net loss per share after restatement is $50,232 for the three months ended March 31, 2000, and $96,707 for the six months ended June 30, 2000. There was no effect on our taxable net income.

        Our previously filed Form 10-12G/A filed July 11, 2000, and our Form 10Q filed August 14, 2000 will be amended to give effect to this correction.

Results of Operations

        The following discussion of results of operations should be read in conjunction with the financial statements and related notes included in “Item 1. Financial Statements.”

        Under generally accepted accounting principles, per share amounts are computed using the weighted average common shares outstanding during the quarter ending September 30, 2000. Net loss used in the calculation is reduced by dividends owed to preferred shareholders. For the quarter ending September 30, 2000, after reducing net loss by dividends of $5,355,477 paid to preferred shareholders, net loss allocable to common shareholders for the quarter ended September 30, 2000 was $7,072,120, or a loss of $70,721 per weighted average common share, compared with a net loss allocable to common shareholders for the quarter ended September 30, 1999 of $6,442,663, or $64,427 per weighted average common share.

        After reducing net loss by dividends of $15,959,911 paid to preferred shareholders, net loss allocable to common shareholders for the nine months ended September 30, 2000 was $16,742,816 or a loss of $167,428 per weighted average common share, compared with a loss of $10,372,514, or $103,725 per weighted average common share for the period from inception (March 18, 1999) through September 30, 1999.

        The loans we make are considered real estate investments for financial reporting purposes. As of September 30, 2000, our investments in real estate under development totaled approximately $174,133,000 and as of December 31, 1999, our investments in real estate under development were approximately $131,987,000. Funding commitments on these loans totaled approximately $343,028,000 at September 30, 2000 and $287,953,000 at December 31, 1999. For a discussion of these loan arrangements, see the notes to the financial statements.

        We also made loans to affiliates engaged in real estate developments. As of September 30, 2000, investments in real estate under development with affiliates was approximately $49,615,000 compared with approximately $51,752,000 as of December 31, 1999, representing funds advanced to affiliates or predecessors of affiliates under the related loan agreements. Funding commitments on these loans totaled $86,150,000 at September 30, 2000 and $66,055,000 at December 31, 1999. For a discussion of these loan arrangements, see “Affiliates and significant borrowers” and Note 4 in our financial statements. We account for these loans in the same manner as for other loans.

        We realized substantially all of our revenue for the quarter ended September 30, 2000 totaling $2,913,154, and $10,900,188 for the nine months ended September 30, 2000, and $541,630 for the quarter ending September 30, 1999 and $662,849 for the period from inception (March 18, 1999) through September 30, 1999, from completed real estate developments, comprised principally of interest income earned at accrual rates ranging from 11 to 13 percent over the life of the loan investments and loan origination fees of 4 percent of the loan commitment amounts.

        Because the loans we make are classified as investments in real estate under development for financial reporting purposes, our loans are stated at the lower of cost or net realizable value on our financial statements. We do not carry a reserve for loan losses. We will write-down the carrying value of an impaired loan to net realizable value if we learn of deterioration in economic or market conditions or other events that adversely affect the value of the loan before the loan is paid. If we incur a loss upon repayment of a loan, the loss will be charged to income. Any write-down or loss will have a direct, adverse effect upon our earnings. As of September 30, 2000, we believe there were no impairments of the carrying values of our investments. See note 2 to our financial statements.

        We recognize income from our investments in real estate under development upon the sale or refinancing of the completed real estate to an unaffiliated third party. Income is based upon the accrual rate stated in the underlying loan arrangement with our borrower and is deferred, along with related origination fees, until sale or refinancing.

        Accrued, but unrecognized, interest income and origination fees totaled $16,749,802 for the nine months ended September 30, 2000, compared with $8,734,392 for the period from inception (March 18, 1999) to September 30, 1999. Accumulated, but unrecognized, interest income and origination fees totaled $35,057,559 at September 30, 2000.

        We incurred expenses of $4,629,797 during the quarter ended September 30, 2000 and $11,683,093 during the nine months ended September 30, 2000, compared with $1,993,440 during the quarter ended September 30, 1999 and $3,304,368 for the period from inception (March 18, 1999) through September 30, 1999.

        Management fees were $2,903,744 for the quarter ended September 30, 2000, and $8,145,730 for the nine months ended September 30, 2000, compared with $1,934,968 for the quarter ended September 30, 1999 and $3,245,844 for the period from inception (March 18, 1999) through September 30, 1999. The increase in management fees is attributable to 1) our only having five full months of operations in 1999 compared with nine months in 2000 and 2) the increase in loan commitments from approximately $ 338,179,000 as of September 30, 1999 to approximately $ 429,178,000 as of September 30, 2000.

        Interest expense associated with our notes payable and secured line of credit was $1,597,100 for the quarter ended September 30, 2000, and $3,079,362 for the nine months ended September 30, 2000, compared with $35,081 for the quarter ended September 30, 1999, and for the period from inception (March 18, 1999) through September 30, 1999. Our interest expense during 1999 was lower than in 2000 because we did not incur any borrowings until July 1999.

        General administrative and other expenses were $128,953 for the quarter ended September 30, 2000, and $458,001 for the nine months ended September 30, 2000, compared with $23,391 for the quarter ended September 30, 1999 and $23,443 for the period from inception (March 18, 1999) through September 30, 1999. We have no employees, and our general and administrative and other expenses consist primarily of professional fees. The increase in professional fees is attributable to 1) our only having five full months of operations in 1999 compared with nine months in 2000 and 2) increased costs related to becoming an SEC registrant in June 2000.

        Our dividends are paid monthly. Tax basis income differs from income reported for financial reporting purposes due primarily to differences in methods of accounting for loans. As a result of these accounting differences, net income under generally accepted accounting principles is not necessarily an indicator of distributions to be made by us.

        We use taxable income to determine the amount of dividends to be distributed. The following table summarizes the differences between net income under generally accepted accounting principles, referred to as GAAP, and taxable income:

	Three months ended September 30, 2000	Three months ended September 30, 1999	Nine months ended September 30, 2000	Period from Inception (March 18, 1999) to September 30, 1999
Net loss as reported	$(1,716,643)	$(1,451,810)	$ (782,905)	$(2,641,519)
Interest and loan fees deferred under GAAP but recognized as income for income tax purposes	7,253,144	5,786,402	16,749,802	8,734,392

Taxable income	5,536,501	4,334,592	15,966,897	6,092,873

Preferred stock dividends	$(5,355,477)	$(4,990,853)	$(15,959,911)	$(7,730,995)

        During the quarter ended September 30, 2000, we recorded monthly dividends to preferred stockholders totaling $5,355,477, and $15,959,911 for the nine months ended September 30, 2000, representing $0.85 per share of Class A Convertible Preferred Stock outstanding, compared with $4,990,853 for the quarter ended September 30, 1999, and $7,730,995 for the period from inception (March 18, 1999) through September 30, 1999, representing $0.47 per share of Class A Convertible Preferred Stock outstanding.

Liquidity and Capital Resources

        Liquidity means the need for, access to and uses of cash. Our primary needs for cash include the acquisition and funding of mortgage loans, principal repayment and interest on borrowings, operating expenses and dividend payments. Substantial cash is required to support the operating activities of our business, especially the funding of mortgage loans. Principal, interest and fees collected on mortgage loans will serve to support cash needs. Drawing upon various borrowing arrangements typically satisfies major cash requirements.

        Our principal demands for liquidity are cash for operations, including funds that are required to satisfy obligations under existing loan commitments, interest expense associated with our indebtedness, debt repayments and distributions to shareholders. As of September 30, 2000, we had a bank overdraft of $2,538,339 as a result of loan draws funded in anticipation of a loan repayment received the day following the end of the quarter. Our debt obligations maturing in 2000 are $26,642,064. In the near term, our principal source of liquidity is the funds available under our unsecured notes payable program described below. We currently have an open equity private placement to issue up to 20,000,000 shares of our Class A convertible preferred stock. As of September 30, 2000, we had issued 1,481,607 shares under that private placement.

        We had unsecured borrowings of $48,413,902 at September 30, 2000 on our Series A and Series B notes (compared with $6,844,474 at December 31, 1999 on our Series A notes) issued to accredited investors through a private placement. The notes have varying maturities of up to one year from the date of issuance and bear interest at rates between 11 and 13 percent with interest payable monthly in arrears. We expect that proceeds generated from completed real estate developments and additional equity placements and note issuances will be sufficient to fully repay notes on or before their scheduled maturity dates.

        During the quarter ended September 30, 2000 we repaid the $2,195,000 balance owed on a $3,000,000 line of credit and obtained a new $10,000,000 line of credit with a commercial bank. Repayment is secured by our assets, is guaranteed by our manager and another affiliate, carries interest at prime plus 1.25 percent (10.75 percent at September 30, 2000) and matures in September 2001. Outstanding borrowings under the line of credit as of September 30, 2000 were $9,840,000. Our previous line of credit carried interest at 1 percent over prime and was repaid on August 1, 2000.

        As of September 30, 2000 we had $156,960,278 of unfunded loan commitments, compared with unfunded loan commitments of $170,269,000 at December 31, 1999. We believe that proceeds from completed real estate developments will be sufficient to meet the unfunded portion of our commitments.

        To fund future growth, we will need to raise additional funds for operations through public or private equity and debt offerings and by leveraging our investments, primarily through additional secured and unsecured financings, and other borrowing arrangements, although there is no guarantee we will be able to obtain the financing necessary to fund our future growth.

Affiliates and Significant Borrowers.

        Loans assumed by, or made to, our affiliates represent a material portion of our investment portfolio. As of September 30, 2000, loans assumed by or made to our affiliates represented 20% of our loan commitments and 22% of the funded portion of those commitments. As of December 31, 1999, loans assumed by or made to our affiliates represented 19% of our loan commitments and 28% of the funded portion of those commitments. In contrast, no unaffiliated borrower had loans exceeding 10% of our total loans outstanding as of September 30, 2000 or December 31, 1999.

        Our affiliates are entities with whom we share common control through common management. For example, Primecore Funding Group, Inc. is our affiliate because Susan Fox owns 100% of its stock and is its sole director. She is also an executive officer of Primecore Funding Group, Inc., as is Mr. Rider. To the extent that Ms. Fox is the director of Primecore Funding Group, Inc. and is one of our directors, her position in management is common to both Primecore Funding Group, Inc. and us.

        Eprime, Inc. is our affiliate and is a California corporation, incorporated March 21, 2000. Ms. Fox is the sole shareholder and director. She is the president and secretary, and Mr. Rider is the chief financial officer. Eprime, Inc. does not have any employees, does not provide any services to us and does not receive any compensation from us.

        Primecore Properties, Inc. is our affiliate and is a California corporation, incorporated in 1997. Ms. Fox is its sole shareholder and one of its directors. Primecore Properties, Inc. is licensed by the California Department of Real Estate as a real estate corporation. Theresa May Couture is licensed as an individual real estate broker and is the designated broker-officer of Primecore Properties, Inc. Primecore Properties, Inc. does not receive any compensation from us, but does provide services to us for activities that require a California real estate broker license. Those services are performed for us under the terms of our management agreement with Primecore Funding Group, Inc. There are currently no arrangements for us to separately compensate Primecore Properties, Inc. for those services, although we continue to pay a management fee to Primecore Funding Group, Inc. See “Management Fees.”

        99 Investors, LLC, a California Limited Liability Company, is our affiliate. Ms. Fox is its sole member. It does not have any employees, does not perform any services for us and does not receive any compensation or benefits from us.

        99 El Camino Partners is our affiliate and a California partnership. Ms. Fox and Mr. Heren are the partners. The partnership has no employees, does not provide any services to us and does not receive any compensation or benefits from us. 99 El Camino Partners owns the property at 99 El Camino Real, Menlo Park, California, our principal place of business and that of our affiliates .

        The following is a summary of loans assumed by our affiliates as of September 30, 2000, categorized by loan number, project name, affiliate, commitment amount, funded amount and percentage funded. The funded balance represents the total amount advanced towards a loan. The funded amount may differ from the loan balance outstanding as a result of payments received from the sales of property secured by the loan. Also, included in the funded amount are loan fees and interest charged to the borrower, which are not reported under generally accepted accounting principles.

Loan	Project Name	Affiliate	Commitment	Funded	% Funded
Loan 2328	12780 Camino Medio	Eprime, Inc.	$ 5,200,000	$ 5,179,447	100%
Loan 2354	Lot #1 Quarry Estates	Eprime, Inc.	5,000,000	4,042,206	81%
Loan 2355	Lot #2, Quarry Estates	Eprime, Inc.	5,000,000	4,083,009	82%
Loan 2356	Lot #17, Quarry Estates	Eprime, Inc.	5,850,000	5,361,924	92%
Loan 2376	104 Second Street	Eprime, Inc.	2,450,000	1,944,610	79%
Loan 2447	8 Los Altos Prop.,
	7 Los Altos Hills Prop.	Eprime, Inc.	13,500,000	13,165,692	97%

			$37,000,000	$33,776,888	91%
Loan 2330	Scotia Pines Subdivision	99 Investors, LLC	8,000,000	7,473,846	93%

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

        The loan assumed by 99 Investors, LLC is secured by a senior deed of trust on property originally to be developed by Windy Hill Associates. Loan no. 2330 was assumed in September 1999. The loan is current and construction is on schedule.

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

        The following is a summary of loans made to our affiliates as of September 30, 2000, categorized in the same manner as the preceding summary.

Loan	Project Name	Affiliate	Commitment	Funded	% Funded
Loan 2404	7 Lots, Los Altos Nursery	99 Investors, LLC	$12,800,000	$ 7,526,465	59%
Loan 2427	Lot #13, Quarry Estates	99 Investors, LLC	5,000,000	1,680,004	34%
Loan 2428	Quarry Estates Lot 15	99 Investors, LLC	5,000,000	1,668,485	33%
Loan 2429	Quarry Estates Lot 16	99 Investors, LLC	5,000,000	1,721,468	34%
Loan 2455	91 Fleur Place	99 Investors, LLC	5,000,000	3,954,761	79%
Loan 2469	37 Euclid	99 Investors, LLC	7,100,000	1,695,011	24%

			$39,900,000	$18,246,194	45%
Loan 2297	99 El Camino Real	99 El Camino
		Partners	$ 1,000,000	$ 862,496	86%
Loan 2381	1425 Mills Court	Employee	$ 250,000	$ 220,816	88%

        Loan no. 2404 was made to 99 Investors, LLC in September 1999. Repayment is secured by a single junior deed of trust on 7 lots in Los Altos, California. The loan is for development of 7 single-family residences. Construction is scheduled for completion in July 2001. The loan is current and construction is on schedule.

        Loan nos. 2427-29 were made to 99 Investors, LLC in March 2000. Repayment is secured by senior deeds of trust. The developments are single family residences in Los Altos Hills. Construction is scheduled for completion in September 2001. The loans are current and construction is on schedule.

        Loan nos. 2455-56 and 2469 were made to 99 Investors, LLC in April, May and September 2000, respectively. Repayment is secured by senior deeds of trust. The developments are single family residences in Atherton, California. Construction is scheduled for completion in October, November and December 2001, respectively. The loans are current and construction is on schedule.

        Loan no. 2381 is a loan to an employee of Primecore Funding Group, Inc. The loan is current and construction is on schedule.

        See Note 4 of our financial statements for further detail on investments in real estate under development by affiliates as of September 30, 2000. Also see the discussion under the headings “We have a potential conflict of interest with our affiliates” and “We have a potential conflict of interest with our investors” in our registration statement on Form 10-12G/A filed July 11, 2000.

Receivable from Affiliate

        The $1,743,081 receivable from affiliate at December 31, 1999, on our financial statements, represents the balance due from our manager as a result of a decision by our manager to pay from its own funds a shortage in the proceeds from the sale of a property below the carrying amount of the investment by us. Windy Hill Associates had acquired the property through foreclosure prior to the purchase of the investment by us. The receivable was paid in full as of September 30, 2000.

Payable to Affiliate

        There is $1,787,685 payable to an affiliate at September 30, 2000 and a $1,404,690 December 31, 1999, on our financial statements, representing short-term advances by our manager to us. Our manager typically advances these funds to us to facilitate cash management and charges us an interest rate of 11 percent per annum on the outstanding balance.

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

        None of our financial instruments have been entered into for trading purposes. We have not entered into, nor do we intend to enter into, any financial instruments for trading or speculative purposes. As we have no investments outside of the United States, we are not subject to foreign currency exchange rate risk. We do not hedge our exposure to changes in the fair value of our loans through the use of derivative instruments. Instead, we have managed these exposures through careful underwriting and servicing of our loans. Further, our loans are typically of a short-term duration. Excluding extension options that are available to some of our borrowers, our mortgage loan investments had remaining terms ranging from one to 18 months as of September 30, 2000.

        Because of the short duration and high yield of our loans, we do not believe that a 10% increase or decrease in general interest rates (from those prevailing at September 30, 2000) would have a significant impact on the fair value of our fixed rate loan portfolio. A significant increase in interest rates could, however, make it more difficult for our borrowers to sell or refinance their respective properties. This could have a material adverse effect on us, either through loan defaults or the need to grant extensions of the maturity dates, thereby delaying repayment. Additionally, a real estate market decline in the San Francisco Bay Area could have a material adverse impact on us. If real estate values were to decline, borrowers might find it difficult, if not impossible, to repay all of the principal and accrued interest in connection with a sale or refinancing of the underlying properties. A number of factors could lead to a real estate market decline including, but not limited to, a slowdown in the growth of the economy, increasing commercial interest rates and supply and demand factors. It is not possible for us to quantify the potential loss in earnings or cash flows that might result from a real estate market decline.

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

PART II.

OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

        We are a defendant in a lawsuit filed in the United States District Court for the Northern District of California, entitled Baymark, L.P. v. Primecore Funding Group, et. al, U.S.D.C. (ND Cal) No. C 001933 WHA. Baymark, L.P. was our borrower under a construction mortgage loan.

        The complaint was filed in May 2000 to enjoin our then-pending nonjudicial foreclosure sale, and alleged that the loan was not in default, or if there was a default, it was allegedly caused by our failure to comply with the construction loan agreement, and also seeks unspecified damages in excess of $10,000.

        In June 2000, the borrower filed a bankruptcy petition to stop a foreclosure sale that was scheduled in accordance with a District Court order.

        On September 22, 2000, the property that secured our loan was sold to a third party subject to our consent and a Bankruptcy Court order. Our claim was approximately $5.4 million. The Bankruptcy Court ordered that $4,375,000 immediately be distributed to us at the close of the escrow, with entitlement to the balance to be determined in a trial in bankruptcy court or in the federal lawsuit. The principal areas of dispute involve the $760,000 loan fee due us plus interest on that fee, attorneys’ fees and additional interest on the principal at the contractual default rate of interest. The dispute will be resolved in the District Court. Because of the bankruptcy filing, there has been little activity in the District Court case. A trial in that case is scheduled for May 2001.

        If the matter proceeds, our management intends to vigorously defend the allegations and does not believe the District Court proceeding or the borrower’s bankruptcy case will have a material adverse affect on our financial condition, results of operations, or cash flows. As of September 30, 2000, we had not recognized the $760,000 loan fee income and related additional interest in our financial statements.

        Also see the discussion under the heading “Legal Proceedings” in our registration statement on Form 10-12G/A filed July 11, 2000.

ITEM 2.    CHANGES IN SECURITIES.

(a)  Sales of Stock.

        Beginning August 10, 2000, and as of September 30, 2000, we sold and issued 1,481,607 unregistered shares of our Class A Convertible Preferred stock. Purchasers of our Class A Convertible Preferred shares paid $10 per share, or were investors in notes and deeds of trust managed by Primecore Funding Group, Inc. who invested in those trust deeds before our formation who exchanged their beneficial interests for our stock on a dollar for dollar basis at the rate of $10 per share, in an aggregate approximate amount of $14,657,475.

(b)  Sale of Notes.

        Beginning May 10, 2000, we have offered and sold short term Series B promissory notes. The notes are being sold only to accredited investors, as defined in Regulation D, Rule 501 (a)(4), (5) or (6) under the 1933 Securities Act. As of September 30, 2000, approximately $33,264,600 was outstanding with maturities extending to August 2001.

        Purchasers of our Class A Convertible Preferred stock and Series B notes were accredited investors as defined in Regulation D, Rule 501 (a) (4), (5) or (6) under the 1933 Securities Act. Each investor signed a subscription agreement which included representations that they had sufficient knowledge and experience in financial and business matters to be capable of evaluating the merits and risks of investments generally, and of their investment in our stock and notes, and that they were able to bear the economic risk of the investment. Each investor further acknowledged they understood they could lose their entire investment.

        The sales of stock and issuance of notes were exempt from the registration requirements of the Securities Act of 1933 pursuant to Regulation D, Rule 506. Appropriate legends were placed on each stock certificate and promissory note. No underwriters were involved and no underwriting commissions were paid in any of the transactions.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

        Not applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        Not applicable.

ITEM 5.    OTHER INFORMATION.

        During the quarter ending September 30, 2000, we expanded our Board of Directors from 3 to 6 members. On September 29, 2000, our Board of Directors appointed a new director, William E. Whitlow, formerly a managing director with Arthur Andersen LLP in San Francisco and currently an officer with the Company’s manager, Primecore Funding Group, Inc., and two advisory directors, effective as of October 1, 2000. The advisory directors are: James M. Barrington, a former partner of Arthur Andersen LLP; and Robert L. Puette, a former executive officer of Centigram, Inc., a publicly held communications technology company headquartered in San Jose, California.

        The Board of Directors also formed an audit committee and appointed Messrs. Barrington and Puette as members. Mr. Puette was appointed Chairman of the committee.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibit Listing

Exhibit No.	Description of Document
3(i)	Articles of Incorporation*
3(ii)	By-laws, amended March 21, 2000*
3(iii)	Articles Supplementary* (originally filed as exhibit 99.1)
3(iv)	Specimen Stock Certificate* (originally filed as exhibit 99.2)
4.1	Registration Rights Agreement dated March 30, 1999*
4.2	Founder’s Registration Rights Agreement dated March 30, 1999*
4.3	Management Agreement dated March 30, 1999* (originally filed as exhibit 10)
11	Statement regarding computation of earnings per share
27	Financial Data Schedule

*	incorporated by reference to the correspondingly numbered exhibit to our registration statement on Form 10-12G (0-30507) filed with the SEC on April 28, 2000, as amended.

(b)  Form 8-K:

Primecore Mortgage Trust, Inc. filed no reports on Form 8-K during the period.

Primecore Mortgage Trust, Inc.

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, its authorized agents.

PRIMECORE MORTGAGE TRUST , INC .

/S / SUSAN FOX
Dated: November 10, 2000.	By:
Susan Fox, President

/S / MICHAEL RIDER
Dated: November 10, 2000.	By:
Michael Rider, Chief Financial Officer