Form 10-Q/A
period 2000-06-30
PRIMECORE MORTGAGE TRUST INC
filed 2001-02-14
CIK 1086670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q
Amendment No. 1

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

(650) 328-3060
(Registrant's telephone number, including area code)

  (Former name, former address and former fiscal year, if changed since last report )

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes     ☐      No     ☒

          The number of shares of the registrant's common stock outstanding as of August 10, 2000 was 18,153,711.

 Table of Contents

Part I.	Financial Information

Item 1.	Financial Statements (unaudited)	1

	Balance Sheets as of June 30, 2000 and December 31, 1999 (unaudited)	2

	Statements of Operations for the Three Months Ended June 30, 2000 and 1999 and for the Six Months Ended June 30, 2000 and for the period from inception (March 18, 1999) to June 30, 1999 (unaudited)	3

	Statement of Shareholders' Equity for the Six Months Ended June 30, 2000 (unaudited)	4

	Statements of Cash Flows for the Six Months Ended June 30, 2000 and for the period from inception (March 18, 1999) to June 30, 1999 (unaudited)	5

	Notes to Financial Statements (unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	18

Part II.	Other Information

Item 1.	Legal Proceedings	18

Item 2.	Changes in Securities	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Submission of Matters to a Vote of Security Holders	19

Item 5.	Other Information	19

Item 6.	Exhibits and Reports on Form 8-K	19
	(a) Exhibit Listing	19
	(b) Form 8-K	20

	Signatures	20

Part I.	Financial Information

Item 1.	Financial Statements

          Attached are the following unaudited financial statements of Primecore Mortgage Trust, Inc. (the "Company"):

(1)	Balance Sheets as of June 30, 2000, and December 31, 1999 (unaudited)
(2)	Statements of Operations for the Three months ended June 30, 2000 and 1999 and for the Six months ended June 30, 2000 and for the period from inception (March 18, 1999) to June 30, 1999 (unaudited)
(3)	Statement of Shareholders' Equity for the Six months ended June 30, 2000 (unaudited)
(4)	Statements of Cash Flows for the Six months ended June 30, 2000 and for the period from inception (March 18, 1999) to June 30, 1999 (unaudited)
(5)	Notes to Financial Statements (unaudited)

          The financial statements referred to above should be read in conjunction with the Company's audited financial statements for the period from inception (March 18, 1999) to December 31, 1999 as filed with the Securities and Exchange Commission on Form 10-12G/A dated July 11, 2000.

PRIMECORE MORTGAGE TRUST, INC.

BALANCE SHEETS
As of June 30, 2000 (as restated) and December 31, 1999
(unaudited)

	June 30, 2000	December 31, 1999
	(as restated)
ASSETS:
Investments in real estate under development	$153,130,981	$131,986,969
Investments in real estate under development by affiliates	58,073,586	51,752,328
Cash and cash equivalents	229,535	675,528
Receivable from affiliate	—	1,743,081
Other assets	41,732	66,400

Total assets	$211,475,834	$186,224,306

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS' EQUITY:
Notes payable (including $878,731 and $25,000 to affiliates)	$47,955,598	$6,844,474
Secured line of credit	3,000,000	2,195,000
Accrued expenses and other	418,644	214,612
Preferred stock dividends payable	1,719,281	1,798,884
Payable to affiliate	1,259,892	1,404,690

Total liabilities	54,353,415	12,457,660

SHAREHOLDERS' EQUITY:
Convertible preferred stock: Par value $0.01; 20,000,000 shares authorized; 18,168,444 and 18,985,118 shares issued and outstanding at June 30, 2000, and December 31, 1999, respectively; entitled to $10 per share in liquidation before any distributions to common	181,684,440	189,851,180

Common stock: par value $0.01; 30,000,000 shares authorized; 100 shares issued and outstanding	1	1
Retained deficit	(24,562,022)	(16,084,535)

Total shareholders' equity	157,122,419	173,766,646

Total liabilities and shareholders' equity	$211,475,834	$186,224,306

 The accompanying notes are an integral part of these statements.

 PRIMECORE MORTGAGE TRUST, INC.

 STATEMENTS OF OPERATIONS
For the three months ended June 30, 2000 and 1999 and the six months ended
June 30, 2000 and for the period from inception (March 18, 1999) to June 30, 1999
(unaudited)

	Three Months Ended June 30, 2000 (as restated)	Three Months Ended June 30, 1999	Six Months Ended June 30, 2000 (as restated)	Period from Inception (March 18, 1999) to June 30, 1999
REVENUES:
Income from completed real estate development (including $471,390, $0, $998,000 and $0 from affiliates)	$4,995,358	$109,653	$7,661,598	$109,653
Other	36,352	11,566	36,384	11,566

Total revenues	5,031,710	121,219	7,697,982	121,219

EXPENSES:
Management fees paid to an affiliate	2,776,935	1,310,876	5,241,987	1,310,876
Interest	—	—	—	—
General, administrative and other	129,097	52	329,049	52

Total expenses	2,906,032	1,310,928	5,571,036	1,310,928

Net income (loss)	2,125,678	(1,189,709)	2,126,946	(1,189,709)
PREFERRED STOCK DIVIDENDS	(5,238,210)	(2,740,142)	(10,604,433)	(2,740,142)

Net loss allocable to common	$(3,112,532)	$(3,929,851)	$ (8,477,487)	$(3,929,851)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$ (31,125)	$ (39,299)	$ (84,775)	$ (39,299)

BASIC AND DILUTED WEIGHTED- AVERAGE SHARES OUTSTANDING	100	100	100	100

 The accompanying notes are an integral part of these statements.

 PRIMECORE MORTGAGE TRUST, INC.

STATEMENT OF SHAREHOLDERS' EQUITY
For the six months ended June 30, 2000
(unaudited)

	Preferred Stock		Common Stock		Retained Deficit	Total

	Shares	Amount	Shares	Amount
Shareholders' equity at December 31, 1999	18,985,118	$189,851,180	100	$1	$(16,084,535)	$173,766,646

Issuance of preferred stock under dividend reinvestment plan	285,021	2,850,210	—	—	—	2,850,210

Redemption of preferred stock	(1,101,695)	(11,016,950)	—	—	—	(11,016,950)

Dividends to preferred shareholders	—	—	—	—	(10,604,433)	(10,604,433)
Net income	—	—	—	—	2,126,946	2,126,946

Shareholders' equity at June 30, 2000 (unaudited, as restated)	18,168,444	$181,684,440	100	$1	$(24,562,022)	$157,122,419

 The accompanying notes are an integral part of these statements.

PRIMECORE MORTGAGE TRUST, INC.

 STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2000 and
for the period from inception (March 18, 1999) to June 30, 1999
(unaudited)

	Six Months Ended June 30, 2000 (as restated)	Period from Inception (March 18, 1999) to June 30, 1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,126,946	$(1,189,709)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Increase in accrued expenses and other	204,032	—
Increase (decrease) in payable to affiliate	(144,798)	1,026,397
Decrease (increase) in other assets	24,668	(56,601)

Net cash provided by (used in) operating activities	2,210,848	(219,913)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in real estate under development	(93,746,811)	(29,882,591)
Investments in real estate under development by affiliates	(22,695,459)	(11,509,914)
Return of investments in real estate under development	73,422,798	31,759,766
Return of investments in real estate under development by affiliates	16,544,203	1,664,948
Decrease in receivable from affiliate	1,743,081	—

Net cash used in investing activities	(24,732,188)	(7,967,791)

CASH FLOWS FROM FINANCING ACTIVITIES:
Redemptions of preferred stock	(11,016,950)	(1,388,500)
Proceeds from sales of preferred stock	—	14,664,800
Proceeds from sales of common stock	—	1
Issuance of notes payable	40,121,124	—
Borrowings on secured line of credit	805,000	—
Payment of preferred stock dividends	(7,833,827)	(1,019,262)

Net cash provided by financing activities	22,075,347	12,257,039

Net increase (decrease) in cash and cash equivalents	(445,993)	4,069,335
BEGINNING CASH AND CASH EQUIVALENTS	675,528	—

ENDING CASH AND CASH EQUIVALENTS	$229,535	$4,069,335

CASH PAID FOR INTEREST, NET OF AMOUNTS CAPITALIZED	$—	$—

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Investments in real estate under development received in exchange for Issuance of Class A Preferred Stock	$—	$123,342,017

Investments in real estate under development by affiliates received in exchange for issuance of Class A Preferred Stock	—	32,815,483

Investments in real estate under development received in exchange for Series A Notes	395,000	—

Investments in real estate under development by affiliates received in exchange for Series A Notes	170,000	—

Investments in real estate under development received in exchange for Series B Notes	—	425,000

Investments in real estate under development by affiliates received in exchange for Series B Notes	—	—

Preferred stock dividends reinvested in Class A Preferred Stock	$2,850,210	$351,470

 The accompanying notes are an integral part of these statements.

PRIMECORE MORTGAGE TRUST, INC.

NOTES TO FINANCIAL STATEMENTS
For the six months ended June 30, 2000
(unaudited, as restated)

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

              Holders of the Company's Class A Convertible preferred stock do not have a right to redeem their shares. The Company's Board of Directors, however, currently has a stock redemption policy for shareholders who wish to sell their shares to the Company. The policy may be modified or terminated at the Board's discretion at any time. Currently, the Company will repurchase shares at fair market value, as determined by the Company's Board of Directors. Although subject to change, the Company expects the price to remain at $10.00 per share or as otherwise announced in advance. Shareholders may redeem shares only if the Company has cash available for distribution. Cash available for distribution is determined at the Board of Director's sole discretion, and is net of current expenses, anticipated expenses, dividends, debt obligations and reserves for operating funds. The Company will not sell or otherwise liquidate any portion of its mortgage loan portfolio or other assets to fund a redemption request. The Company also reserves the right to limit the number and frequency of stock redemptions by any shareholder. Payments to satisfy a redemption request are on a "first-come, first-served" basis. The 1999 financial statements previously presented preferred stock outside of shareholders' equity. Because preferred shareholders do not have the right to redeem their shares, the Company has reclassified preferred stock to be presented as part of shareholders' equity.

              The Class A Preferred will convert to common stock (1) upon the closing of a firm commitment underwritten initial public offering of the Company's common stock resulting in aggregate gross proceeds to the Company of at least $50 million and at a price per share of at least $10 or such lesser amount of proceeds or lower price per share, or both, as may be approved by two-thirds of the holders of the preferred stock, or (2) after five years from the last closing of the private placement, which was October 29, 1999. Additional series of preferred stock may be made available for possible future financing of or acquisition by the Company and for general purposes without any legal requirement that further shareholder authorization for issuance be obtained.

              The 18,168,444 shares of Class A Preferred outstanding as of June 30, 2000 rank senior to the Company's common stock as to dividends and liquidation rights. The shares are convertible into, and have voting rights equal to, the same number of shares of the Company's common stock. The Company will not pay any dividends to the holders of the common stock so long as any Class A Preferred is outstanding. Class A Preferred dividends are paid monthly in arrears and were $0.57 and $0.19 per share (based on weighted average preferred shares outstanding of 18,768,239 and 14,589,135) for the six months ended June 30, 2000 and the period from inception (March 18, 1999) to June 30, 1999, respectively. The terms of the Company's dividend reinvestment plan permit the shareholders to reinvest dividends in additional shares of Class A Preferred at the fair market value, currently deemed by the Board of Directors to be $10 per share.

              The Company completed two equity private placements of its Class A Preferred, resulting in the issuance of the Company's stock at $10 per share. The first began March 31, 1999, and was completed as of August 31, 1999, and resulted in the sale of 18,048,772 shares of Class A Preferred. The second equity placement began September 10, 1999, and was completed as of October 29, 1999. The Company sold an additional 1,147,743 shares of Class A Preferred. As of June 30, 2000, 18,168,444 shares of Class A Preferred were issued and outstanding, net of redemptions and additional shares issued through the Company's dividend reinvestment plan from October 30, 1999, to June 30, 2000. The Manager expects that all future placements will be for cash, which will then be used to fund additional loans by the Company. In connection with the private placements, the Manager paid placement costs of $187,829 on behalf of the Company during 1999.

              Subscribers of the equity placements were primarily investors in construction mortgage loans managed by the Manager. Those investors exchanged their interests in those loans for shares of the Company's Class A Preferred on a dollar-for-dollar basis. The value assigned to the trust deed investments at the dates of acquisition was based upon the then-outstanding loan balances plus accrued interest.

              To maintain its qualification as a REIT, not more than 50 percent of the value of the outstanding shares of the Company may be owned, directly or indirectly, by five or fewer individuals, applying certain constructive ownership rules. To help ensure that the Company will not fail this test, the Company's charter prohibits any person without the prior consent of the Board of Directors from acquiring or holding, directly or indirectly, shares of capital stock in excess of 9.8 percent, by vote or value, of the aggregate of the outstanding shares of capital stock. Moreover, to evidence compliance with these requirements, the Company must maintain records that disclose the actual ownership of its outstanding capital stock and will demand written statements each year from the record holders of designated percentages of its capital stock disclosing the actual owners of such capital stock.

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

Restatement of Previously Reported Results of Operations

              Under the Company's revenue recognition policy, the Company recognizes income from its investments in real estate under development upon the sale or refinancing of the completed real estate to an unaffiliated third party. Subsequent to the filing of its Form 10-Q for the quarter ended June 30, 2000, the Company determined that in the first quarter of 2000, the Company inadvertently recorded revenue on loans that the Company rather than a third party had refinanced. The accompanying statement of operations for the six months ended June 30, 2000 has been revised to present the amount of revenue that should have been recorded under the Company's accounting policies.

              In addition, effective January 1, 2000, the Company changed its method of accounting for interest charges. Prior to January 1, 2000, the Company had expensed all interest incurred. Beginning on January 1, 2000, the Company now capitalizes interest charges to its investments in real estate under development and investments in real estate under development by affiliates. The effect of not capitalizing interest prior to January 1, 2000 was not considered to be material. This change was made to reflect all of the costs of its investments in real estate under development and real estate under development by affiliates on its balance sheet.

              The impact of the revision to revenue and change in accounting policy for the three and six months ended June 30, 2000 is summarized as follows:

Three months ended June 30, 2000	As Previously Reported	Revision to Revenue	Accounting Change	As Restated

Net income	1,438,124	(131,825)	819,379	2,125,678
Net loss allocable to common	(3,800,086)	(131,825)	819,379	(3,112,532)
Basic and diluted net loss per common share	(38,001)	(1,318)	8,194	(31,125)

Six months ended June 30, 2000	As Previously Reported	Revision to Revenue	Accounting Change	As Restated

Net income	2,156,829	(1,223,095)	1,193,212	2,126,946
Net loss allocable to common	(8,447,604)	(1,223,095)	1,193,212	(8,477,487)
Basic and diluted net loss per common share	(84,476)	(12,231)	11,932	(84,775)

              There was no effect on the Company's taxable net income as a result of these changes.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Interim Financial Information

              The financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in management's opinion, include all adjustments necessary for a fair presentation of results for such interim periods. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules or regulations; however, the Company believes that adequate disclosures have been made.

              The interim results for the three months ended June 30, 2000 and 1999 and the six months ended June 30, 2000 and for the period from inception (March 18, 1999) to June 30, 1999, are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto for the three months ended March 31, 2000 and for the period from inception (March 18, 1999) to December 31, 1999, included in the Company's Form 10-12G filed April 28, 2000, and as amended July 11, 2000.

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

Investments in Real Estate under Development and Investments in Real Estate under Development by Affiliates

              All loans made by the Company are classified as investments in real estate under development or investments in real estate under development by affiliates for financial reporting purposes (Notes 3 and 4). Such investments include capitalized interest and are stated at the lower of cost or net realizable value. Management conducts a review for impairment on an investment-by-investment basis whenever events or changes in circumstances indicate that the carrying amount of an investment may not be recoverable. An impairment is recognized when estimated expected future cash flows (undiscounted and without interest charges), typically from the sale of a completed property, are less than the carrying amount of the investment. The estimation of expected future net cash flows is inherently uncertain and relies to a considerable extent on assumptions regarding current and future economics and market conditions. If, in future periods, there are changes in the estimates or assumptions incorporated into the impairment review analysis, the changes could result in an adjustment to the carrying amount of the investments. To the extent that an impairment has occurred, the excess of the carrying amount of the investment over its estimated fair value, less estimated selling costs, will be charged to income. As of June 30, 2000, management of the Company believed that there were no impairments of the carrying values of its investments.

Cash and Cash Equivalents

              Cash and cash equivalents include cash held in financial institutions and other highly liquid short-term investments with original maturities of three months or less.

Income from Completed Real Estate Development

              The Company recognizes income from its investments in real estate under development upon the sale or refinancing of the completed real estate to an unaffiliated third party. Income is deferred until sale or refinancing due to uncertainties related to ultimate payment. The Company computes income as cash received (which includes amounts funded, accrued interest and loan origination fees) less the carrying value of the investments at the date of repayment (which includes amounts funded and capitalized interest). The Company does not otherwise participate in the profit realized by the borrower upon sale of the property.

Income Taxes

              The Company has elected to be taxed as a REIT under the Code commencing with its taxable year ended December 31, 1999. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 95 percent of its taxable income. It is management's intention to adhere to these requirements and maintain the Company's REIT status. As a REIT, the Company generally will not be subject to corporate-level federal income tax on net income it distributes currently to its shareholders. As such, no provision for federal income taxes has been included in the accompanying financial statements. Such taxes are the responsibility of the individual shareholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed taxable income.

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

              The following table outlines the primary differences between financial reporting income and taxable income for the six months ended June 30, 2000 and for the period from inception (March 18, 1999) to June 30, 1999:

	Six Months Ended June 30, 2000 (as restated)	Period from Inception (March 18, 1999) to June 30, 1999

Net income (loss), as reported	$2,126,946	$(1,189,709)
Less: Income from completed real estate development	(7,661,598)	(109,653)
Capitalized Interest	(1,482,262)	—
Add: Accrued interest income on loans and related origination fees
Earned	17,447,309	3,794,622

Taxable income	$10,430,395	$2,495,260

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

               The following table summarizes the Company's portfolio of investments in real estate under development at June 30, 2000:

Location	Number of Loans	Interest Rates	Maturity Dates	Funded Amount	Capitalized Interest	Carrying Amount	Commitment Amount

Alameda County	8	11-12%	07/00-10/01	$4,255,257	$23,078	$4,278,335	$21,330,000
Contra Costa County	3	11%	06/00-11/01	5,205,898	30,736	5,236,634	35,987,842
Marin County	21	11-13%	06/00-09/01	30,870,171	179,475	31,049,646	57,145,000
San Francisco County	10	11-11.25%	08/00-09/01	22,136,126	132,727	22,268,853	40,300,000
San Mateo County	21	11-12%	09/00-11/01	32,538,875	181,463	32,720,338	68,895,000
Santa Clara County	34	11-13%	05/00-11/01	46,244,772	238,995	46,483,767	91,600,000
Other	4	11%	09/00-06/01	11,029,262	64,146	11,093,408	22,035,000

Total:	101			$152,280,361	$850,620	$153,130,981	$337,292,842

               The Company will fund unfunded commitments on existing loans from the repayment of other loans, borrowings on its line of credit (Note 6), issuance of short-term notes payable or issuance of additional preferred stock. The Manager believes the Company will have adequate sources of capital to fund these commitments when and as they become due. During the three months ended June 30, 2000, the Company capitalized $799,805 of interest, and during the six months ended June 30, 2000, the Company capitalized $1,114,561 of interest, to investments in real estate under development.

4.	INVESTMENTS IN REAL ESTATE UNDER DEVELOPMENT BY AFFILIATES:

               The Company has also made loans that an affiliate has assumed and is acting as the developer. These arrangements are accounted for in a manner identical to that described in Note 3 above. The following table summarizes these arrangements:

Location	Number of Loans	Interest Rates	Maturity Dates	Funded Amount	Capitalized Interest	Carrying Amount	Commitment Amount
Contra Costa County	1	11%	06/00	$1,267,753	$8,562	$1,276,315	$1,800,000
San Mateo County	5	11-11.25%	09/00-12/01	8,144,931	25,761	8,170,692	18,850,000
Santa Clara County	10	11%	10/00-09/01	41,701,062	256,417	41,957,479	63,950,000
Other	1	11%	03/01	6,617,358	51,742	6,669,100	8,000,000

Total:	17			$57,731,104	$342,482	$58,073,586	$92,600,000

          Accumulated but unrecognized interest and fees on loans outstanding at June 30, 2000 and 1999, totaled $5,495,369 and $428,186. Such amounts will be recognized as income from completed real estate development upon the sale or refinancing of the underlying property. During the three months ended June 30, 2000 the Company capitalized $255,230 of interest, and during the six months ended June 30, 2000, the Company capitalized $367,700 of interest, to investments in real estate under development by affiliates.

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

Management Fees

          The Company pays management fees to the Manager pursuant to a management agreement dated March 30, 1999 (the Agreement). The Agreement provides for the following compensation to the Manager: a monthly fee payable in arrears equal to 0.22 percent of the total amount of the Company's interest in the total commitment amount of the notes, which evidence the outstanding investments in real estate under development, and any extension fees, prepayment penalties, and late payment charges paid by borrowers. For the six months ended June 30, 2000 and the period from inception (March 18, 1999) to June 30, 1999, the portfolio management fees paid to the Manager were $5,241,987 and $1,310,876, respectively.

Payable to Affiliate

          The $1,259,892 payable to affiliate at June 30, 2000, represents short-term advances by the Manager to the Company. The Manager typically advances these funds to the Company to facilitate cash management and charges the Company an interest rate of 11 percent per annum on the outstanding balance.

8.	COMMITMENTS AND CONTINGENCIES:

Litigation

          The Company is involved in legal actions relating to its investments in real estate under development arising in the normal course of business. In Management's opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a materially adverse effect on the financial position, results of operations, or cash flows of the Company.

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

General Uninsured Losses

          The Company requires its developers to carry comprehensive liability, fire, flood, extended coverage, and rental loss insurance with policy specifications, limits, and deductibles customarily carried for similar properties. The Company also carries stop-gap insurance to cover losses in case the developer's policy lapses. There are, however, certain types of extraordinary losses that may be either uninsurable or not economically insurable. Further, all of the investments are located in areas that are subject to earthquake activity. Should an investment sustain damage as a result of an earthquake, the Company may incur losses due to insurance deductibles, co-payments on insured losses, or uninsured losses. Should an uninsured loss occur, the Company could lose its investment in, and anticipated profits and cash flows from, an investment.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

General

          Our material financial transactions have been purchasing and holding a portfolio of construction mortgage loans.

          Statements contained in this Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Form 10-Q, which are not historical facts, may be forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Investors are cautioned not to attribute undue certainty to these forward-looking statements, which speak only as of the date of this registration statement. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this registration statement or to reflect the occurrence of unanticipated events, other than as required by law.

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

          We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"), and as such, are required to distribute at least 95 percent of our taxable income annually, subject to adjustments. Our manager expects that the cash for such distributions will be generated from our day-to-day operations, although we may also borrow funds to make distributions.

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

Restatement of Previously Reported Results of Operations

          Under the Company's revenue recognition policy, the Company recognizes income from its investments in real estate under development upon the sale or refinancing of the completed real estate to an unaffiliated third party. Subsequent to the filing of its Form 10-Q for the quarter ended June 30, 2000, the Company determined that in the first quarter of 2000, the Company inadvertently recorded revenue on loans that the Company rather than a third party had refinanced. The accompanying statement of operations for the six months ended June 30, 2000 has been revised to present the amount of revenue that should have been recorded under the Company's accounting policies.

          In addition, effective January 1, 2000, the Company changed its method of accounting for interest charges. Prior to January 1, 2000, the Company had expensed all interest incurred. Beginning on January 1, 2000, the Company now capitalizes interest charges to its investments in real estate under development and investments in real estate under development by affiliates. The effect of not capitalizing interest prior to January 1, 2000 was not considered to be material. This change was made to reflect all of the costs of its investments in real estate under development and real estate under development by affiliates on its balance sheet.

          The impact of the revision to revenue and change in accounting policy for the three and six months ended June 30, 2000 is summarized as follows:

Three months ended June 30, 2000	As Previously Reported	Revision to Revenue	Accounting Change	As Restated

Net income	$1,438,124	$(131,825)	$819,379	$2,125,678
Net loss allocable to common	(3,800,086)	(131,825)	819,379	(3,112,532)
Basic and diluted net loss per common share	$(38,001)	$(1,318)	$8,194	$(31,125)

Six months ended June 30, 2000	As Previously Reported	Revision to Revenue	Accounting Change	As Restated

Net income	$2,156,829	$(1,223,095)	$1,193,212	$2,126,946
Net loss allocable to common	(8,447,604)	(1,223,095)	1,193,212	(8,477,487)
Basic and diluted net loss per common share	$(84,476	$(12,231)	$11,932	$(84,775)

          There was no effect on the Company's taxable net income as a result of these changes.

Results of Operations

          The following discussion of results of operations should be read in conjunction with the financial statements and related notes included in "Item 1. Financial Statements."

          Under generally accepted accounting principles, net loss allocable to common shareholders for the quarters ended June 30, 2000 and June 30, 1999 was $3,112,532 and $3,929,851, or a loss of $31,125 and $39,299 per weighted average common share, respectively. Net loss allocable to common shareholders for the six months ended June 30, 2000 and for the period from inception (March 18, 1999) through June 30, 1999 was $8,477,487 and $3,929,851, or a loss of $84,775 and $39,299 per weighted average common share, respectively.

          The loans we make qualify as real estate investments for financial reporting purposes. As of June 30, 2000, investments in real estate under development was approximately $153,131,000 and as of December 31, 1999, investments in real estate under development was approximately $131,987,000. These balances represent funds advanced to borrowers plus capitalized interest of approximately $850,000 as of June 30, 2000, and $0 as of December 31, 1999. Funding commitments on these loans totaled approximately $337,293,000 at June 30, 2000 and $287,953,000 at December 31, 1999. For a discussion of these loan arrangements, see the notes to the financial statements. We earned substantially all of our revenue for the quarters ended June 30, 2000 and 1999 totaling $5,031,710 and $121,219, respectively, and totaling $7,697,982 and $121,219 for the six months ended June 30, 2000 and for the period from inception (March 18, 1999) through June 30, 1999, respectively, from completed real estate developments, comprised principally of interest income earned at accrual rates ranging from 11 to 13 percent over the life of the loan investments and loan origination fees of 4 percent of the loan commitment amount. We compute income as cash received (which includes amounts funded, accrued interest and loan origination fees) less the carrying value of the investments at the date of repayment (which includes amounts funded and capitalized interest).

          We also made loans to affiliates engaged in real estate developments where the original borrower defaulted and our affiliate assumed the borrower's obligations. As of June 30, 2000, investments in real estate under development with affiliates was approximately $58,074,000 and as of December 31, 1999, investments in real estate under development with affiliates are approximately $51,752,000. These balances represent funds advanced to affiliates or predecessors of affiliates under the related loan agreements, plus capitalized interest of approximately $342,000 as of June 30, 2000, and $0 as of December 31, 1999. Funding commitments on these loans totaled $92,600,000 at June 30, 2000 and $66,055,000 at December 31, 1999. For a discussion of these loan arrangements, see "Affiliates and significant borrowers" and the notes to our financial statements. We account for these loans in the same manner as for other loans.

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

          We incurred expenses of $2,906,032 and $1,310,928 during the quarters ended June 30, 2000 and 1999, respectively, and $5,571,036 and $1,310,928 during the six months ended June 30, 2000 and the period from inception (March 18, 1999) through June 30, 1999. The results for the quarter ended June 30, 1999 and for the period from inception (March 18, 1999) through June 30, 1999 are identical, as we commenced operations in the second quarter of 1999 on May 1, 1999.

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

          Effective January 1, 2000, we changed our method of accounting for interest charges. Prior to January 1, 2000, we had expensed all interest incurred. This change was made to reflect all of the costs of our investments in real estate under development and real estate under development by affiliates on our balance sheet. For the three months ended June 30, 2000, we capitalized interest on our notes payable and line of credit of approximately $1,055,000, and for the six months ended June 30, 2000, we capitalized interest on our notes payable and line of credit of approximately $1,482,000. We did not incur any interest expense during the first half of 1999, because we did not have any debt outstanding during that period.

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

          Primecore Properties, Inc. is our affiliate and is a California corporation, incorporated in 1997. Ms. Fox is its sole shareholder and one of its directors. Primecore Properties, Inc. is licensed by the California Department of Real Estate as a real estate corporation. Theresa May Couture is licensed as an individual real estate broker and is the designated broker-officer of Primecore Properties, Inc. Primecore Properties, Inc. does not receive any compensation from us, but does provide services to us for activities that require a California real estate broker license. Those services are performed for us under the terms of our management agreement with Primecore Funding Group, Inc. There are currently no arrangements for compensating Primecore Properties, Inc. for those services, although we continue to pay a management fee to Primecore Funding Group, Inc. See "Management Fees."

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

Loan	Project Name	Affiliate	Commitment	Funded	% Funded
Loan 2328	12780 Camino Medio	Eprime, Inc.	$5,200,000	$4,178,445	80%
Loan 2354	Lot #1 Quarry Estates	Eprime, Inc.	5,000,000	3,308,924	66%
Loan 2355	Lot #2, Quarry Estates	Eprime, Inc.	5,000,000	3,307,698	66%
Loan 2356	Lot #17, Quarry Estates	Eprime, Inc.	5,000,000	4,320,335	86%
Loan 2376	104 Second Street	Eprime, Inc.	2,450,000	1,603,217	65%
Loan 2447	8 Los Altos Prop., 7 Los Altos Hills Prop.	Eprime, Inc.	13,500,000	11,320,221	84%
			$36,150,000	$28,038,840	78%
Loan 2311	Lots #61, 63, 69, 71, 91 & 74 Castlegate	99 Investors, LLC	$1,800,000	$1,267,753	70%
Loan 2330	Scotia Pines Subdivision	99 Investors, LLC	8,000,000	6,617,358	83%

			$9,800,000	$7,885,111	80%

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

          On March 22, 2000, Eprime, Inc., purchased what is currently designated as our loan no. 2447, for the then existing loan balance of $11,321,061. A blanket, second deed of trust lien against several parcels secured the loan. Eprime, Inc. foreclosed on the second deed of trust and took title to all of those parcels, subject to existing senior liens. Those parcels are encumbered by separate, senior deeds of trust (our loan nos. 2328, 2354, 2355, 2356 and 2376). The note purchase and assumption agreement for all of these loans includes guarantees of repayment and the pledge of additional security from Primecore Funding Group, Inc., 99 Investors, LLC and the Susan M. Fox 1996 Revocable Trust dated April 26, 1996. All loans are current, and construction is on schedule.

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

          Loan nos. 2455-56 and 2469 were made to 99 Investors, LLC in April, May and June 2000, respectively. Repayment is secured by senior deeds of trust. The developments are single family residences in Atherton, California. Construction is scheduled for completion in October, November and December 2001, respectively. The loans are current and construction is on schedule.

          Loan no. 2381 is a loan to an employee of Primecore Funding Group, Inc. The loan is current and construction is on schedule.

          See Note 4 of our financial statements for further detail on investments in real estate under development by affiliates as of June 30, 2000. Also see the discussion under the headings "We have a potential conflict of interest with our affiliates" and "We have a potential conflict of interest with our investors" in our registration statement on Form 10-12G/A filed July 11, 2000.

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

          On May 30, 2000, we and Primecore Funding Group, Inc., and others including Ms. Fox, Messrs. Heren and Rider, 99 El Camino Partners, and Upside Unlimited, LLC, were named as defendants in a lawsuit filed in the United States District Court for the Northern District of California, entitled Baymark, L.P. v. Primecore Funding Group, et. al, U.S.D.C. (ND Cal) No. C 001933 WHA. Baymark, LP is our borrower under a construction mortgage loan, currently in default.

          The complaint seeks an injunction to stop our nonjudicial foreclosure and damages in excess of $10,000. The complaint appears to allege the loan is not in default, or if there is a default, it was caused by our failure to timely honor draw requests under a construction loan agreement. On June 6, 2000, the District Court entered a temporary restraining order, enjoining our foreclosure sale scheduled for June 7, 2000, and a preliminary injunction that would have been effective upon Baymark, LP posting a $1,000,000 surety bond in our favor by June 20, 2000. Baymark, LP failed to post a surety bond but filed a bankruptcy petition before the June 20, 2000 deadline. Our foreclosure sale is currently stayed, pending further proceedings in the bankruptcy case. The property is currently under a contract for sale to a third party, and the sale is expected to close in early September 2000.

          Our management intends to vigorously defend the allegations and does not believe the District Court proceeding or the borrower's bankruptcy case will have a material adverse affect on our financial condition, results of operations, or cash flows.

          Also see the discussion under the heading "Legal Proceedings" in our registration statement on Form 10-12G/A filed July 11, 2000.

Item 2.	Changes in Securities.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

          At the annual meeting of shareholders on May 25, 2000, Michael Rider was elected as a director to serve until 2003. Of the 18,829,912 votes entitled to be cast, there were 10,563,535 votes for Mr. Rider, no abstentions and 7,993,348 non-votes. There were no other nominees for director. The terms of office of directors Susan Fox and Michael Heren continue until 2001 and 2002, respectively.

          Arthur Andersen LLP was approved as the Company's independent public accountants to audit the Company's financial statements for our fiscal year ending December 31, 2000. Of the 18,829,912 votes entitled to be cast, 10,842,602 votes were cast to ratify the selection; there were 9,000 abstentions, and there were 7,978,303 non-votes.

Item 5.	Other Information.

None.

Item 6.	Exhibits and Reports on Form 8-K.

(a)     Exhibit Listing

Exhibit No.	Description of Document

3(i)	Articles of Incorporation*

3(ii)	By-laws, amended March 21, 2000*

3(iii)	Articles Supplementary* (originally filed as exhibit 99.1)

3(iv)	Specimen Stock Certificate* (originally filed as exhibit 99.2)

4 .1	Registration Rights Agreement dated March 30, 1999*

4.2	Founder's Registration Rights Agreement dated March 30, 1999*

4.3	Management Agreement dated March 30, 1999* (originally filed as exhibit 10)

11	Amended Statement regarding computation of earnings per share

18	Independent Accountant's Letter on Change in Accounting Principles

27	Amended Financial Data Schedule

*	incorporated by reference to the correspondingly numbered exhibit to the Registration Statement on Form 10-12G (0-30507) filed by the Registrant with the SEC on April 28, 2000, as amended.

(b)     Form 8-K:

*	Primecore Mortgage Trust, Inc. filed no reports on Form 8-K during the period.

Primecore Mortgage Trust, Inc.

Signatures

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, its authorized agents.

PRIMECORE MORTGAGE TRUST, INC.

Dated: February 14, 2001.	By:	/s/ SUSAN FOX
Susan Fox, President

Dated: February 14, 2001.	By:	/s/ MICHAEL RIDER
Michael Rider, Chief Financial Officer