Form 10-Q/A
period 2000-09-30
PRIMECORE MORTGAGE TRUST INC
filed 2001-02-14
CIK 1086670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
Amendment No. 1

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________.

Commission File Number 0-30507

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

          The number of shares of common stock outstanding as of November 1, 2000 was 19,554,139.

Table of Contents

Part I.	Financial Information

Item 1.	Financial Statements (unaudited)	3

	Balance Sheets as of September 30, 2000 and December 31, 1999 (unaudited)	4

	Statements of Operations for the Three Months Ended September 30, 2000 and 1999 and for the Nine Months Ended September 30, 2000 and for the period from inception (March 18, 1999) to September 30, 1999 (unaudited)	5

	Statement of Shareholders' Equity for the Nine Months Ended September 30, 2000 (unaudited)	6

	Statements of Cash Flows for the Nine Months Ended September 30, 2000 and for the period from inception (March 18, 1999) to September 30, 1999 (unaudited)	7

	Notes to Financial Statements (unaudited)	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20

Part II.	Other Information

Item 1.	Legal Proceedings	21

Item 2.	Changes in Securities	22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Submission of Matters to a Vote of Security Holders	22

Item 5.	Other Information	22

Item 6.	Exhibits and Reports on Form 8-K	23

	(a) Exhibit Listing	23

	(b) Form 8-K	23

	Signatures	24

Part I.   Financial Information

Item 1.  Financial Statements

Attached are the following unaudited financial statements of Primecore Mortgage Trust, Inc. (the " Company"):

(1)	Balance Sheets as of September 30, 2000, and December 31, 1999 (unaudited)

(2)	Statements of Operations for the Three months ended September 30, 2000 and 1999 and for the Nine months ended September 30, 2000 and for the period from inception (March 18, 1999) to September 30, 1999 (unaudited)

(3)	Statement of Shareholders' Equity for the Nine months ended September 30, 2000 (unaudited)

(4)	Statements of Cash Flows for the Nine months ended September 30, 2000 and for the period from inception (March 18, 1999) to September 30, 1999 (unaudited)

(5)	Notes to Financial Statements (unaudited)

The financial statements referred to above should be read in conjunction with the Company's audited financial statements for the period from inception (March 18, 1999) to December 31, 1999 as filed with the Securities and Exchange Commission on our registration statement on Form 10-12G/A dated July 11, 2000.

PRIMECORE MORTGAGE TRUST, INC.

BALANCE SHEETS
As of September 30, 2000 and December 31, 1999
(unaudited)

	September 30, 2000 (as restated)	December 31, 1999
ASSETS:
Investments in real estate under development	$175,884,008	$131,986,969
Investments in real estate under development by affiliates	50,307,523	51,752,328
Cash and cash equivalents	368,315	675,528
Receivable from affiliate	—	1,743,081
Other assets, net	168,609	66,400

Total assets	$226,728,455	$186,224,306

LIABILITIES AND SHAREHOLDERS' EQUITY:
Notes payable (including $513,285 and $25,000 to affiliates)	$48,413,902	$6,844,474
Secured line of credit	9,840,000	2,195,000
Accrued expenses and other	490,978	214,612
Bank overdraft	2,538,339	—
Preferred stock dividends payable	1,855,498	1,798,884
Payable to affiliate	1,787,685	1,404,690

Total liabilities	64,926,402	12,457,660

SHAREHOLDERS' EQUITY:
Preferred stock: par value $0.01, 40,000,000 shares authorized; 19,234,412 and 18,985,118 shares issued and outstanding at September 30, 2000, and December 31, 1999, respectively; entitled to $10 per share in liquidation before any distributions to common	192,185,525	189,851,180
Common stock: par value $0.01, 10,000,000 shares authorized; 100 shares issued and outstanding	1	1
Retained deficit	(30,383,473)	(16,084,535)

Total shareholders' equity	$161,802,053	173,766,646

Total liabilities and shareholders' equity	$226,728,455	$186,224,306

The accompanying notes are an integral part of these statements.

PRIMECORE MORTGAGE TRUST, INC.

STATEMENTS OF OPERATIONS
For the three months ended September 30, 2000 and 1999 and the nine months ended
September 30, 2000 and for the period from inception (March 18, 1999) to September 30, 1999
(unaudited)

	Three Months Ended September 30, 2000 (as restated)	Three Months Ended September 30, 1999	Nine Months Ended September 30, 2000 (as restated)	Period from Inception March 18, 1999) to September 30, 1999
REVENUES:
Income from completed real estate development (including $511,250, $0, $1,509,199 and $0 from affiliates)	$2,566,717	$536,099	$10,228,313	$645,752
Other	7	5,531	36,391	17,097

Total revenues	2,566,724	541,630	10,264,704	662,849

EXPENSES:
Management fees paid to an affiliate	2,903,744	1,934,968	8,145,730	3,245,844
Interest	—	35,081	—	35,081
General, administrative and other	128,953	23,391	458,001	23,443

Total expenses	3,032,697	1,993,440	8,603,731	3,304,368

Net income (loss)	(465,973)	(1,451,810)	1,660,973	(2,641,519)
PREFERRED STOCK DIVIDENDS	(5,355,477)	(4,990,853)	(15,959,911)	(7,730,995)

Net loss allocable to common	$(5,821,450)	$(6,442,663)	$(14,298,938)	$(10,372,514)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(58,214)	$(64,427)	$(142,989)	$(103,725)

BASIC AND DILUTED WEIGHTED-AVERAGE SHARES OUTSTANDING	100	100	100	100

The accompanying notes are an integral part of these statements.

PRIMECORE MORTGAGE TRUST, INC.

STATEMENT OF SHAREHOLDERS' EQUITY
For the nine months ended September 30, 2000
(unaudited)

	Preferred Stock		Common Stock		Retained Deficit	Total
	Shares	Amount	Shares	Amount
Shareholders' equity at December 31, 1999	18,985,118	$189,851,180	100	$1	$(16,084,535)	$173,766,646
Issuance of preferred stock	1,481,607	14,657,475	—	—	—	14,657,475
Issuance of preferred stock under dividend reinvestment plan	429,184	4,291,840	—	—	—	4,291,840
Redemption of preferred stock	(1,661,497)	(16,614,970)	—	—	—	(16,614,970)
Dividends to preferred shareholders	—	—	—	—	(15,959,911)	(15,959,911)
Net income	—	—	—	—	1,660,973	1,660,973

Shareholders' equity at September 30, 2000, as restated	19,234,412	$192,185,525	100	$1	$(30,383,473)	$161,802,053

The accompanying notes are an integral part of these statements.

PRIMECORE MORTGAGE TRUST, INC.

STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2000 and
for the period from inception (March 18, 1999) to September 30, 1999
(unaudited)

	Nine Months Ended September 30, 2000 (as restated)	Period from Inception (March 18, 1999) to September 30, 1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,660,973	$(2,641,520)
Increase in accrued expenses, bank overdraft and other	2,814,705	657,660
Increase in payable to affiliate	382,995	1,083,699
Interest accrued on notes payable	1,235,126	—
Decrease in other assets, net	27,041	(58,695)

Net cash provided by (used in) operating activities	6,120,840	(958,856)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in real estate under development	(137,694,675)	(69,365,793)
Investments in real estate under development by affiliates	(23,451,437)	(17,896,768)
Return of investments in real estate under development	94,592,635	60,390,606
Return of investments in real estate under development by affiliates	24,896,242	3,747,941
Decrease in receivable from affiliate	1,743,081	—

Net cash used in investing activities	(39,914,154)	(23,124,014)

CASH FLOWS FROM FINANCING ACTIVITIES:
Redemptions of preferred stock	(16,614,970)	(2,262,820)
Proceeds from sales of preferred stock, net of offering costs	14,657,475	27,737,250
Proceeds from sales of common stock	—	1
Issuance of notes payable	56,144,293	—
Repayment of notes payable	(16,604,991)	—
Borrowings on secured line of credit	9,840,000	3,000,000
Repayment of secured line of credit	(2,195,000)	—
Payment of preferred stock dividends	(11,611,456)	(4,391,561)
Additions to loan fees	(129,250)	—

Net cash provided by financing activities	33,486,101	24,082,870

Net (decrease) increase in cash and cash equivalents	(307,213)	—
BEGINNING CASH AND CASH EQUIVALENTS	675,528	—

ENDING CASH AND CASH EQUIVALENTS	$368,315	$—

CASH PAID FOR INTEREST, NET OF AMOUNTS CAPITALIZED	$—	$—

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Investments in real estate under development received in exchange for issuance of Class A Preferred Stock	$150,000	$124,512,017
Investments in real estate under development by affiliates received in exchange for issuance of Class A Preferred Stock	—	32,920,483
Investments in real estate under development received in exchange for Series B Notes	795,000	—
Preferred stock dividends reinvested in Class A Preferred Stock	$4,291,840	$1,619,630

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

Restatement of Previously Reported Results of Operations

          After the filing of our form 10-Q for the quarter ended September 30, 2000 and effective January 1, 2000, we changed our method of accounting for interest charges. Prior to January 1, 2000, we had expensed all interest incurred. Beginning on January 1, 2000, we capitalize interest charges to our investments in real estate under development and investments in real estate under development by affiliates. We do not consider the effect of not capitalizing interest prior to January 1, 2000 to be material. This change was made to reflect all of the costs of our investments in real estate under development and real estate under development by affiliates on our balance sheet.

          The impact of the change in accounting policy for the three and nine months ended September 30, 2000 is summarized as follows:

Three months ended September 30, 2000	As Previously Reported	Accounting Change	As Restated

Net loss	$(1,716,643)	$1,250,670	$(465,973)
Net loss allocable to common	(7,072,120)	1,250,670	(5,821,450)
Basic and diluted net loss per common share	$(70,721)	$12,507	$(58,214)

Nine months ended September 30, 2000	As Previously Reported	Accounting Change	As Restated

Net income (loss)	$(782,905)	$2,443,878	$1,660,973
Net loss allocable to common	(16,742,816)	2,443,878	(14,298,938)
Basic and diluted net loss per common share	$(167,428)	$24,439	$(142,989)

          There was no effect on our taxable net income as a result of this change.

Interim Financial Information

          Our financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC" ) and, in management's opinion, include all adjustments necessary for a fair presentation of results for such interim periods. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules or regulations; however, we believe that adequate disclosures have been made.

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

          We recognize income from our investments in real estate under development upon the sale or refinancing of the completed real estate. Income is deferred, along with related origination fees, until the property is sold or refinanced. We compute income as cash received (which includes amounts funded, accrued interest and loan origination fees) less the carrying value of the investments at the date of repayment (which includes amounts funded and capitalized interest).

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

          We pay dividends to our shareholders based upon available taxable income, at levels sufficient to maintain our status as a REIT. The following table outlines the primary differences between financial reporting income and taxable income for the nine months ended September 30, 2000 and for the period from inception (March 18, 1999) to September 30, 1999:

	Nine Months Ended September 30, 2000 (as restated)	Period from Inception (March 18, 1999) to September 30, 1999

Net income (loss), as reported	$1,660,973	$(2,641,519)
Less: Income from completed real estate development	(10,228,313)	(645,752)
Capitalized interest	(3,079,362	—
Add: Accrued interest income on loans and related origination fees earned	27,613,599	9,380,144

Taxable income	$15,966,897	$6,092,873

Preferred stock dividends	$15,959,911	$7,730,995

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

          The following table summarizes our portfolio of investments in real estate under development at September 30, 2000:

Location	Number of Loans	Interest Rates	Maturity Dates	Balance	Capitalized Interest	Carrying Amount	Commitment Amount
Alameda County	7	11-11.25%	10/00-10/01	$ 4,626,780	$ 50,156	$ 4,676,936	$ 20,930,000
Contra Costa County	2	11%	11/00-11/01	2,170,101	17,003	2,187,104	16,987,842
Marin County	23	11-13%	12/00-02/02	34,835,496	402,461	35,237,957	64,530,000
San Francisco County	9	11-11.25%	11/00-09/01	24,442,351	280,435	24,722,786	37,350,000
San Mateo County	24	11-12%	11/00-02/02	36,344,200	372,786	36,716,986	82,095,000
Santa Clara County	35	11-13%	11/00-12/01	49,346,185	425,090	49,771,275	83,750,000
Other	7	11-11.25%	11/00-12/01	22,367,520	203,444	22,570,964	37,385,000

Totals:	107			$174,132,633	$1,751,375	$175,884,008	$343,027,842

          We will fund unfunded commitments on existing loans from the repayment of other loans, borrowings on our line of credit (Note 6), issuance of short-term notes payable or issuance of additional preferred stock. We believe we will have adequate sources of capital to fund these commitments when and as they become due.

          During the three months ended September 30, 2000, we capitalized $1,197,940 of interest, and during the nine months ended September 30, 2000, we capitalized $2,312,502 of interest to investments in real estate under development.

4.	INVESTMENTS IN REAL ESTATE UNDER DEVELOPMENT BY AFFILIATES:

          We have also made loans to affiliates acting as the developer. These arrangements are accounted for in a manner identical to that described in Note 3 above. The following table summarizes these arrangements:

Location	Number of Loans	Interest Rates	Maturity Dates	Balance	Capitalized Interest	Carrying Amount	Commitment Amount
San Mateo County	4	11-11.25%	12/00-12/01	$ 5,709,984	$ 54,947	$ 5,764,931	$13,350,000
Santa Clara County	10	11%	10/00-09/01	38,501,350	539,598	39,040,948	64,800,000
Other	1	11%	03/01	5,403,795	97,849	5,501,644	8,000,000

Totals:	15			$49,615,129	$692,394	$50,307,523	$86,150,000

          Accumulated but unrecognized interest and fees on loans outstanding at September 30, 2000 totaled $6,741,265, compared with $1,649,617 at September 30, 1999. Again applying the equity method of accounting, such amounts will be recognized as income from completed real estate development upon the sale or refinancing of the underlying property.

          During the three months ended September 30, 2000, we capitalized $399,160 of interest, and during the nine months ended September 30, 2000, we capitalized $766,860 of interest to investments in real estate under development by affiliates.

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

          During the quarter ended September 30, 2000, we repaid the $2,195,000 balance owed on a $3,000,000 line of credit and obtained a new $10,000,000 line of credit with a commercial bank. The amount borrowed under the line of credit at September 30, 2000, was $9,840,000. Repayment is secured by the Company's assets and guaranteed by our manager and another affiliate, carries interest at prime plus 1.25 percent (10.75 percent at September 30, 2000) and matures in September 2001. Terms of the line of credit require, among other provisions, that we maintain total equity of $150,000,000, a debt to equity ratio of less than 1.5 to 1.0 and quarterly net income from operations of $500,000. As we had a net loss for the quarter ended September 30, 2000, we are in violation of the net income covenant. We have received a waiver of this covenant from our lender for the quarter ended September 30, 2000. We incurred loan fees and other costs of $129,250, which are included in other assets in the accompanying balance sheets and are being amortized straight-line over the life of the facility.

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

General Uninsured Losses

          We require that developers carry comprehensive liability, fire, flood, extended coverage, and rental loss insurance with policy specifications, limits, and deductibles customarily carried for similar properties. We also carry stop-gap insurance to cover losses in case the developer's policy lapses. There are, however, certain types of extraordinary losses that may be either uninsurable or not economically insurable. Further, all of the investments are located in areas that are subject to earthquake activity. Should an investment sustain damage as a result of an earthquake, we may incur losses due to insurance deductibles, co-payments on insured losses, or uninsured losses. Should an uninsured loss occur, we could lose our investment in, and anticipated profits and cash flows from, an investment.

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

Restatement of Previously Reported Results of Operations

          After the filing of our form 10-Q for the quarter ended September 30, 2000 and effective January 1, 2000, we changed our method of accounting for interest charges. Prior to January 1, 2000, we had expensed all interest incurred. Beginning on January 1, 2000, we capitalize interest charges to our investments in real estate under development and investments in real estate under development by affiliates. We do not consider the effect of not capitalizing interest prior to January 1, 2000 to be material. This change was made to reflect all of the costs of our investments in real estate under development and real estate under development by affiliates on our balance sheet.

          The impact of the change in accounting policy for the nine months ended September 30, 2000 is summarized as follows:

	As Previously Reported	AccountingChange	As Restated

Net income (loss)	$(782,905)	$2,443,878	$1,660,973
Net loss allocable to common	(16,742,816)	2,443,878	(14,298,938)
Basic and diluted net loss per common share	$(167,428)	$24,439	$(142,989)

          There was no effect on our taxable net income as a result of this change.

Results of Operations

          The following discussion of results of operations should be read in conjunction with the financial statements and related notes included in "Item 1. Financial Statements."

          Under generally accepted accounting principles, per share amounts are computed using the weighted average common shares outstanding during the quarter ending September 30, 2000. Net income (loss) used in the calculation is reduced by dividends owed to preferred shareholders. For the quarter ending September 30, 2000, after reducing net income by dividends of $5,355,477 paid to preferred shareholders, net loss allocable to common shareholders for the quarter ended September 30, 2000 was $5,821,450, or a loss of $58,214 per weighted average common share, compared with a net loss allocable to common shareholders for the quarter ended September 30, 1999 of $6,442,663, or $64,427 per weighted average common share.

          After reducing net income by dividends of $15,959,911 paid to preferred shareholders, net loss allocable to common shareholders for the nine months ended September 30, 2000 was $14,298,938 or a loss of $142,989 per weighted average common share, compared with a loss of $10,372,514, or $103,725 per weighted average common share for the period from inception (March 18, 1999) through September 30, 1999.

          The loans we make are considered real estate investments for financial reporting purposes. As of September 30, 2000, our investments in real estate under development was approximately $175,884,000 and as of December 31, 1999, investments in real estate under development was approximately $131,987,000. These balances represent funds advanced to borrowers plus capitalized interest of approximately $1,751,000 as of September 30, 2000 and $0 as of December 31, 1999. Funding commitments on these loans totaled approximately $343,028,000 at September 30, 2000and $287,953,000 at December 31, 1999. For a discussion of these loan arrangements, see the notes to the financial statements.

          We also made loans to affiliates engaged in real estate developments where the original borrower defaulted and our affiliate assumed the borrower's obligations. As of September 30, 2000, our investments in real estate under development with affiliates was approximately $50,308,000 and as of December 31, 1999, investments in real estate under development with affiliates was approximately $51,752,000. These balances represent funds advanced to affiliates or predecessors of affiliates under the related loan agreements plus capitalized interest of approximately $692,000 as of September 30, 2000 and $0 as of December 31, 1999. Funding commitments on these loans totaled $86,150,000 at September 30, 2000 and $66,055,000 at December 31, 1999. For a discussion of these loan arrangements, see "Affiliates and significant borrowers" and Note 4 in our financial statements. We account for these loans in the same manner as for other loans.

          We realized substantially all of our revenue for the quarter ended September 30, 2000 totaling $2,566,724, and $10,264,704 for the nine months ended September 30, 2000, and $541,630 for the quarter ending September 30, 1999 and $662,849 for the period from inception (March 18, 1999) through September 30, 1999, from completed real estate developments, comprised principally of interest income earned at accrual rates ranging from 11 to 13 percent over the life of the loan investments and loan origination fees of 4 percent of the loan commitment amounts.

          Because all of the loans we make are classified as investments in real estate under development for financial reporting purposes, our loans are stated at the lower of cost or net realizable value on our financial statements. We do not carry a reserve for loan losses. We will write-down the carrying value of an impaired loan to net realizable value if we learn of deterioration in economic or market conditions or other events that adversely affect the value of the loan before the loan is paid. If we incur a loss upon repayment of a loan, the loss will be charged to income. Any write-down or loss will have a direct, adverse effect upon our earnings. As of September 30, 2000, there were no impairments of the carrying values of our investments. See note 2 to our financial statements.

          We recognize income from our investments in real estate under development upon the sale or refinancing of the completed real estate to an unaffiliated third party. Income is deferred, along with related origination fees, until sale or refinancing. We compute income as cash received (which includes amounts funded, accrued interest and loan origination fees) less the carrying value of the investments at the date of repayment (which includes amounts funded and capitalized interest).

          Accrued, but unrecognized, interest income and origination fees totaled $16,749,802 for the nine months ended September 30, 2000, compared with $8,734,392 for the period from inception (March 18, 1999) to September 30, 1999. Accumulated, but unrecognized, interest income and origination fees totaled $35,057,559 at September 30, 2000.

          We incurred expenses of $3,032,697 during the quarter ended September 30, 2000 and $8,603,731 during the nine months ended September 30, 2000, compared with $1,993,440 during the quarter ended September 30, 1999 and $3,304,368 for the period from inception (March 18, 1999) through September 30, 1999.

          Management fees were $2,903,744 for the quarter ended September 30, 2000, and $8,145,730 for the nine months ended September 30, 2000, compared with $1,934,968 for the quarter ended September 30, 1999 and $3,245,844 for the period from inception (March 18, 1999) through September 30, 1999. The increase in management fees is attributable to 1) our only having five full months of operations in 1999 compared with nine months in 2000 and 2) the increase in loan commitments from approximately $338,179,000 as of September 30, 1999 to approximately $429,178,000 as of September 30, 2000.

          Effective January 1, 2000, we changed our method of accounting for interest charges. Prior to January 1, 2000, we had expensed all interest incurred. This change was made to reflect all of the costs of our investments in real estate under development and real estate under development by affiliates on our balance sheet. For the three months ended September 30, 2000, we capitalized interest on our notes payable and line of credit of approximately $1,597,000, and for the six months ended September 30, 2000, we capitalized interest on our notes payable and line of credit of approximately $3,079,000. Our interest cost during 1999 was lower than in 2000 because we did not incur any borrowings until July 1999.

          General administrative and other exp enses were $128,953 for the quarter ended September 30, 2000, and $458,001 for the nine months ended September 30, 2000, compared with $23,391 for the quarter ended September 30, 1999 and $23,443 for the period from inception (March 18, 1999) through September 30, 1999. We have no employees, and our general and administrative and other expenses consist primarily of professional fees. The increase in professional fees is attributable to 1) our only having five full months of operations in 1999 compared with nine months in 2000 and 2) increased costs related to becoming an SEC registrant in June 2000.

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

          We use taxable income to determine the amount of dividends to be distributed. The following table summarizes the differences between net income under generally accepted accounting principles, referred to as GAAP, and taxable income:

	Three months ended September 30, 2000 (as restated)	Three months ended September 30, 1999	Nine months ended September30, 2000 (as restated)		Period from Inception (March 18, 1999) to September 30, 1999
Net income (loss) as reported	$(465,973)	$(1,451,810)		$$1,660,973	$(2,641,519)
Interest and loan fees deferred under GAAP but recognized as income for income tax purposes	7,599,574	5,786,402		17,385,286	8,734,392
Interest capitalized under GAAP but expensed for income tax purposes	(1,597,100)	—		(3,079,362)	—
Taxable income	$5,536,501	$4,334,592		$15,966,897	$6,092,873

Preferred stock dividends	$(5,355,477)	$(4,990,853)	$	$(15,959,911)	$(7,730,995)

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

          As of September 30, 2000 we had $202,986,000 of unfunded loan commitments, compared with unfunded loan commitments of $170,269,000 at December 31, 1999. We believe that proceeds from completed real estate developments will be sufficient to meet the unfunded portion of our commitments.

          To fund future growth, we will need to raise additional funds for operations through public or private equity and debt offerings and by leveraging our investments, primarily through additional secured and unsecured financings, and other borrowing arrangements, although there is no guarantee we will be able to obtain the financing necessary to fund our future growth.

Affiliates and Significant Borrowers.

          Loans assumed by, or made to, our affiliates represent a material portion of our investment portfolio. As of September 30, 2000, loans assumed by or made to our affiliates represented 20% of our loan commitments and 23% of the funded portion of those commitments. As of December 31, 1999, loans assumed by or made to our affiliates represented 19% of our loan commitments and 28% of the funded portion of those commitments. In contrast, no unaffiliated borrower had loans exceeding 10% of our total loans outstanding as of September 30, 2000 or December 31, 1999.

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

Loan	Project Name	Affiliate	Commitment	Funded	% Funded
Loan 2328	12780 Camino Medio	Eprime, Inc.	$5,200,000	$5,179,447	100%
Loan 2354	Lot #1 Quarry Estates	Eprime, Inc.	5,000,000	4,042,206	81%
Loan 2355	Lot #2, Quarry Estates	Eprime, Inc.	5,000,000	4,083,009	82%
Loan 2356	Lot #17, Quarry Estates	Eprime, Inc.	5,850,000	5,361,924	92%
Loan 2376	104 Second Street	Eprime, Inc.	2,450,000	1,944,610	79%
Loan 2447	8 Los Altos Prop.,
	7 Los Altos Hills Prop.	Eprime, Inc.	13,500,000	13,165,692	97%

			$37,000,000	$33,776,888	91%
Loan 2330	Scotia Pines Subdivision	99 Investors, LLC	$8,000,000	$7,473,846	93%

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

          The following is a summary of loans made to our affiliates as of September 30, 2000, categorized in the same manner as the preceding summary.

Loan	Project Name	Affiliate	Commitment	Funded	% Funded
Loan 2404	7 Lots, Los Altos Nursery	99 Investors, LLC	$12,800,000	$7,526,465	59%
Loan 2427	Lot #13, Quarry Estates	99 Investors, LLC	5,000,000	2,680,004	54%
Loan 2428	Quarry Estates Lot 15	99 Investors, LLC	5,000,000	2,668,485	53%
Loan 2429	Quarry Estates Lot 16	99 Investors, LLC	5,000,000	2,721,468	54%
Loan 2455	91 Fleur Place	99 Investors, LLC	5,000,000	3,954,761	79%
Loan 2469	37 Euclid	99 Investors, LLC	7,100,000	1,695,011	24%

			$39,900,000	$21,246,194	53%
Loan 2297	99 El Camino Real	99 El Camino
		Partners	$1,000,000	$862,496	86%
Loan 2381	1425 Mills Court	Employee	$250,000	$20,816	8%

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

          Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. We are a party to various financial instruments that are subject to market risk. These instruments include short-term construction mortgage loans secured by single-family residential real property or mixed-use commercial property; land acquisition and development loans secured by undeveloped real property and unsecured notes payable. Our financial instruments involve elements of interest rate risk. Our loan portfolio is also subject to real estate market risk. In addition, we are party to certain other financial instruments, including trade receivables and payables and amounts due to affiliates which, due to their short-term nature, are not subject to market risk; accordingly, no discussion of these instruments is provided.

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

          In June 2000, the borrower filed a bankruptcy petition to stop a foreclosure sale that was scheduled in accordance with a District Court order .

          On September 22, 2000, the property that secured our loan was sold to a third party subject to our consent and a Bankruptcy Court order. Our claim was approximately $5.4 million. The Bankruptcy Court ordered that $4,375,000 immediately be distributed to us at the close of the escrow, with entitlement to the balance to be determined in a trial in bankruptcy court or in the federal lawsuit. The principal areas of dispute involve the $760,000 loan fee due us plus interest on that fee, attorneys' fees and additional interest on the principal at the contractual default rate of interest. The dispute will be resolved in the District Court. A trial in that case is scheduled for May 7, 2001.

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

          The sales of stock and issuance of notes we re exempt from the registration requirements of the Securities Act of 1933 pursuant to Regulation D, Rule 506. Appropriate legends were placed on each stock certificate and promissory note. No underwriters were involved and no underwriting commissions were paid in any of the transactions.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

          Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          Not applicable.

ITEM 5.	OTHER INFORMATION.

          During the quarter ending September 30, 2000, we expanded our Board of Directors from 3 to 6 members. On September 29, 2000, our Board of Directors appointed a new director, William E. Whitlow, formerly a managing director with Arthur Andersen LLP in San Francisco and currently an officer with the Company's manager, Primecore Funding Group, Inc., and two advisory directors, effective as of October 1, 2000. The advisory directors are: James M. Barrington, a former partner of Arthur Andersen LLP; and Robert L. Puette, a former executive officer of Centigram, Inc., a publicly held communications technology company headquartered in San Jose, California.

          The Board of Directors also formed an audit committee and appointed Messrs. Barrington and Puette as members. Mr. Puette was appointed Chairman of the committee.

          Also, as of October 1, 2000, Michael Heren resigned as Chairman of the Board of Directors, and Mr. Whitlow was elected Chairman of the Board of Directors. As of October 4, 2000, Mr. Heren also resigned as a director and as an officer of the Company.

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

Dated: February 14, 2001.