Form 10-K
period 2000-12-31
PRIMECORE MORTGAGE TRUST INC
filed 2001-03-30
CIK 1086670

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                          ----------------------------
                                    FORM 10-K
              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 2000
                          ----------------------------
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

                                99 El Camino Real
                              Menlo Park, CA 94025
                    (Address of principal executive offices)

                                 (650) 328-3060
              (Registrant's telephone number, including area code)

                          -----------------------------

              Securities registered under Section 12(b) of the Act:


                                      None

           Securities registered pursuant to Section 12(g) of the Act:

         Class A Convertible Preferred Stock, par value $0.01 per share
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [____]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing. All common equity is held by affiliates. Class A Convertible Preferred Stock has been sold for $10 per share or has been exchanged for on a dollar-for-dollar basis at the rate of $10 per share. Management owns 431,890 of the 21,011,281 shares of Preferred Stock outstanding at March 26, 2001.

Note.--If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Not Applicable

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 100 shares of common stock, 21,011,281 shares of Class A Convertible Preferred Stock, as of March 26, 2001

                       DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. None



--------------------------------------------------------------------------------

PART I
------

Item 1.     Business.

The Company and Affiliates

Primecore Mortgage Trust, Inc. (the "Company") is a real estate investment trust
(REIT). We incorporated in Maryland on March 18, 1999, and began operations May 1, 1999. We fund and hold short-term construction mortgage loans that are made to developers of for-sale, single-family and multi-unit residential real estate. Most loans are written with 12 to 18 month maturity dates. Loan interest rates are fixed and currently range from 11% to 13%. Loan origination fees are charged to borrowers and are typically 4% of the loan commitment amounts. These fees are earned when a loan is made, are advanced from loan proceeds, and are received upon repayment of the loans. All loans are secured by recorded deeds of trust on the property being developed, and title insurance protecting the position of the deeds of trust is always a condition to making a loan. Most loans are secured by first deeds of trust on the property being developed, although, under certain circumstances and where the loan meets our requirements, we may accept a junior deed of trust. To date, we have made loans only in Northern California, however, there is no restriction on our ability to make or fund loans in other areas. We do not engage in any foreign operations or derive any revenue from foreign operations.

Primecore Funding Group, Inc., an affiliate, manages all of our affairs pursuant to a management agreement dated October 1, 2000. We have no employees. Our manager originates and services all of the mortgage loans that we make. Our manager bears all operating expenses connected with originating and managing our mortgage loan portfolio and receives a monthly management fee. At February 28, 2001, our manager serviced our portfolio of mortgage loans with an aggregate balance of approximately $257,235,000 representing funds advanced on loan commitments totaling approximately $417,938,000.

Susan Fox, one of our founders, is the President and sole shareholder of Primecore Funding Group, Inc. Currently, under an agreement with Primecore Funding Group, Primecore Properties, Inc., also an affiliate, performs services for us that require a California real estate broker license. Consequently, all references herein to services by our manager that require a California real estate broker license refer to the services currently performed by Primecore Properties, Inc.

We have other affiliates with whom we share common officers and some common directors, but which have their own, independent business purposes. Our other affiliates include 99 Investors, LLC, Eprime, Inc., and 99 El Camino Partners, LLC. As described below, when determined to be in the Company's interest, our affiliates may assist in loan workouts and become borrowers.

We have issued four classes of securities: (1) common stock (100 shares outstanding); (2) Class A Convertible Preferred Stock ("Preferred Stock"); (3) Series A short term notes; and (4) Series B short term notes.

Business Strategies

Our investment objective is to make relatively short-term loans on projects that we believe are likely to ultimately sell for an amount well in excess of the loan principal, plus interest at the agreed upon rate, and contractual loan fees. We conduct, through our manager, centralized loan underwriting and pricing, project evaluation, loan funding and loan servicing to maintain control of the risks of operating a construction mortgage lending operation and managing a portfolio of short-term construction mortgage loans. All of our loans are secured by recorded deeds of trust, and are supported by detailed loan documents that have been designed to protect our investment. Our manager manages the loans in order to assure that disbursements are proper, and that projects are built, to the maximum extent possible, according to stated budgets and timelines.

Our manager's business skills, principles, practices and policies make us different from institutional new-home construction lenders. Nevertheless, we face some competition in the business of originating and servicing construction mortgage loans from banks, thrifts and other independent mortgage lenders. While most of these entities have significantly greater resources, we compete effectively due to: (1) our tax advantaged status as a REIT; (2) our manager's experience in construction lending; (3) freedom from bureaucracy that allows more flexibility in meeting borrower needs; and (4) freedom from some regulatory-related administrative costs and requirements, which can result in increased costs to the borrower due to delays in loan approval, construction or funding of loans.

Dividend Policy and Distributions

In order to maintain our preferred status as a REIT, we are required to distribute at least 95% of our annual real estate investment trust taxable income. We intend to distribute 100% of our annual real estate investment trust taxable income to our preferred shareholders. We currently make dividend distributions monthly, although this is subject to change at the discretion of our Board of Directors. So long as shares of preferred stock remain outstanding, only holders of our preferred stock will receive dividends; and there will be no cash dividends declared or paid on our common stock.

From the date we began operations on May 1, 1999, through December 31, 1999, we paid monthly dividends to our shareholders of Class A Convertible Preferred Stock of $.75 per share, representing an annualized rate of return of approximately 11.3%. We declared and paid dividends totaling $1.14 per share for the twelve-month period ending December 31, 2000, representing an annualized rate of return of approximately 11.4%. As of July 1, 2000, we declared an increase in dividends from an annualized rate of return of approximately 11.3% to an annualized rate of return of approximately 11.5%.

Most of our dividend distribution decisions are determined under the Internal Revenue Code. The Code requires that we accrue and recognize income on our loans, including interest and loan fees, when earned. Under Generally Accepted Accounting Principles ("GAAP"), which is used for financial purposes as opposed to tax purposes, interest and loan fee income are recognized only after we receive full repayment of a loan. As a result, our tax basis income differs from net income determined according to GAAP.

Mortgage Lending

General Business Model. Our business plan is to make and hold to maturity a portfolio of short-term construction mortgage loans for investment that generates a net interest margin over time and allows us to take full advantage of our REIT status. As of December 31, 2000, we had 117 loans outstanding to 75 different borrowers. The loans are made to developers of for-sale, single-family and multi-unit residential real estate. Our loans often include funding for both land acquisition and development. Most loans are written with 12 to 18 month maturity dates. Loan interest rates are fixed and range from 11% to 13%. Loan origination fees or points are charged to borrowers and are typically 4% of the loan commitment amounts. All loans are secured by recorded deeds of trust on the property being developed, and title insurance protecting the position of our deeds of trust is always a condition to making a loan. Approximately 85% of the loans at December 31, 2000 were secured by first trust deeds. To date, we have made loans only in Northern California, however, there is no restriction on our ability to make or fund loans in other areas.

All approved loans are subject to detailed loan documentation that has been formulated by our manager's legal counsel for our specific purposes. Our manager monitors all loans to assure that they are being properly administered and that loan proceeds are properly disbursed. All loans provide for monthly payments of interest only and a payment of principal in full at the end of the loan term. Generally, in accordance with our loan documents, we will advance the interest payments out of available loan proceeds to the developer on a monthly basis, although our loan documents provide us with a right not to advance or to cease such payments should our manager determine that conditions require such actions. Loan fees are advanced out of the loan proceeds at the outset of the loan. Generally, our loans require the borrower to make a "balloon payment" equal to the principal amount, accrued interest and loan fees upon maturity of the loan. The loan maturity date is the date of sale of the underlying real estate or the date stated in the loan documents. Although we do not limit the amount of our investment in any single construction loan, generally our lending criteria is up to 65%-70% loan to projected completed value for first deeds of trust, and if we elect to be in a junior position, up to 75% loan to value inclusive of all debt.

Management of the Company and Its Loan Portfolio. Primecore Funding Group, Inc., our affiliate, manages all of our business, subject to direction from our Board of Directors. Our manager bears all operating expenses connected with originating and managing our mortgage loan portfolio, and receives a monthly management fee that is established by a written agreement. Our manager's responsibilities, which may be satisfied by subcontracts with affiliates or others, include:

     1.  Representing the Company in connection with arranging loans;

     2. In accordance with the directions of the Company's Board of Directors, investing or reinvesting any money of the Company;

     3. Furnishing reports and statistical and economic research to the Company regarding the Company's real estate loan activities and the performance of its portfolio of loans;

     4. Administering the day-to-day operations of the Company and performing administrative functions necessary in the management of the Company, including the collection of revenues, the payment of the Company's expenses, debts and obligations and the maintenance of appropriate computer services to perform such administrative functions;

     5. Counseling the Company in connection with policy decisions to be made by the Board of Directors;

     6.  Overseeing the servicing of the Company's loans;

     7. Establishing underwriting, appraisal and quality control procedures for the loans made by the Company;

     8. Providing the Company with data processing, legal and administrative services to the extent required to implement the business strategy of the Company;

     9. Providing all actions necessary for compliance by the Company with all federal, state and local regulatory requirements applicable to the Company in respect of its business activities, including maintaining books and records and preparing or causing to be prepared all financial statements required under applicable regulations and contractual undertakings;

     10. Providing all actions necessary to enable the Company to make required federal, state and local tax filings and reports and generally enable the Company to maintain its status as a REIT, including, but not limited to, soliciting stockholders for required information to the extent required by the REIT provisions of the Code;

     11. Communicating on behalf of the Company with the stockholders of the Company as required to satisfy any reporting requirements and to maintain effective relations with such stockholders; and

     12. Performing such other services as may be required from time to time for management and other activities relating to the assets and growth of the Company as the Board of Directors shall reasonably request or the manager shall deem appropriate under the particular circumstances.

       Our headquarters are the offices of our manager. We currently do not pay any rent for our headquarters, as these expenses are borne by our manager. The headquarters consist of 6,828 square feet of office space at 99 El Camino Real, Menlo Park, California 94025 leased by our manager from 99 El Camino Partners, LLC, an affiliate. The lease expires on May 31, 2009, and includes two 5 year options expiring on May 31, 2019. We believe our present facilities are adequate to meet our current business requirements and those of our manager, and that suitable facilities for expansion will be available if and when necessary.

     Loan Origination. On our behalf, our manager continuously evaluates prospective construction loans. Our manager, with Primecore Properties, Inc., its real estate brokerage affiliate, arranges and services all loans on our behalf. Our manager employs persons skilled in loan underwriting, disbursement and monitoring, and the various legal issues that may be involved with real estate lending.

Mortgage loan originations are generally generated from new loans made to existing borrowers, referrals from real estate and mortgage loan brokers and existing borrowers, and contacts from prospective borrowers. Proposed loans are evaluated by our manager to determine if the loan is of a type typically made by us, if the security for the loan and the loan to value ratio meets our investment standards, and if the loan can be priced in a manner to meet our investment criteria and objectives. The underwriting decision to provide a loan to an applicant is based primarily upon the loan to completed value ratio for the underlying collateral. Our manager will generally rely on analysis by its representatives and not on third party appraisals in determining whether to originate a particular construction loan.

Collateral valuation. Collateral valuation receives special attention in the underwriting of our construction loans. Our manager utilizes the experience of its employees and employees of its real estate brokerage affiliate to make assessments of a proposed project's viability and projected value, and to make sure that a loan meets our loan criteria. In the loan evaluation process, primary emphasis is placed on the ability of the underlying collateral to protect against losses in the event of default by the borrower. The evaluation is based on the projected market value of the proposed project, using various tools, including comparable sales of similar properties and projections of market appeal and demand at completion. The goal of the underwriting process is to achieve a comfort level that the projected completion value of the property will support full repayment of the outstanding loan balance.

Loan Servicing. Our manager has an established operation for servicing all construction loans that we make, with the goal being protection of loan funds and collateral for loans. Servicing involves taking all steps necessary to administer the loan and collect loan payments, including monitoring the propriety of loan draw requests, monitoring progress of a project, accounting for principal and interest, dealing with any delinquent borrowers, arranging loan workouts or extensions where appropriate, and supervising foreclosures and property disposition in the event of defaults. In order to assure proper use of loan funds, loan proceeds are disbursed on a course of construction basis, and only after our manager has received satisfactory evidence of construction progress. Using its experience in construction lending and its knowledge of real estate development, our manager monitors the progress of all development projects securing our loans, and takes steps to assure that the development projects are being built in a timely manner, within an agreed budget. Before making disbursements of loan proceeds, borrower disbursement requests are verified by invoices from the developer or its subcontractors, and by periodic site inspections of progress. In addition, our manager may require the submission of signed labor and material lien releases by the builder in connection with each completed phase of the project before making any periodic disbursements of a loan. We believe that the servicing of our mortgage loans will be the most effective method of managing our credit risk. Our manager expends substantial resources to protect against or mitigate losses on loans. Our manager's experience has demonstrated that properly managing loans, from both an underwriting and a servicing standpoint, is the best protection in keeping the level of delinquencies and losses in our portfolio at a minimum.

Loan Defaults and Affiliate Loans. Our manager's servicing of loans is designed to protect against loan delinquencies and defaults. However, on limited occasions we have been required to declare defaults and commence foreclosure proceedings against borrowers. We have a policy not to take title to real property through foreclosure or otherwise, in order to retain the primary business goals of the REIT, and to avoid risks inherent in real property ownership and development. We have previously relied on our affiliates, 99 Investors LLC and Eprime, Inc., to assume defaulted loans. Some of our directors and executive officers are principals of these affiliates, and have personally guaranteed the assumed obligations. Our affiliates are under no legal obligation to assume defaulted loans, and our principals are under no legal obligation to guarantee such loans; they have done so for the primary purpose of allowing us to avoid any risk inherent in real estate development. There is no guarantee that our affiliates or principals will continue to assume defaulted loans.

In exchange for our affiliates' assumption of defaulted loans, our affiliates bear the risk of loss on loans made to them and loans they assume, particularly where they pledge additional collateral to support the assumed loans, but they also will receive the benefit of any profits to be realized from the successful development and ultimate sale of the completed properties if the properties sell for more than the principal and interest due on our loan.


As of December 31, 2000, the funded amount of affiliate loans was $42,050,737, representing 19.43% of funds disbursed on all loans, and the committed amount of affiliate loans was $73,850,000, representing 16.92% of all loan commitments as of such date. See Note 4 to the Financial Statements attached to this Form 10-K for additional information.

Sales of construction mortgage loans. We plan to hold mortgage loans to maturity, and have not embarked on selling loans in any secondary market. Also, the REIT provisions of the Internal Revenue Code limit, in some respects, our ability to sell mortgage loans. We may, however, decide to sell assets from time to time for a number of reasons, including, without limitation: (1) to dispose of an asset as to which credit risk concerns have arisen; (2) to reduce interest rate risk; (3) or to re-structure our balance sheet when our management deems it advisable. We will select any mortgage loans to be sold according to the particular purpose the sale is intended to serve. Our Board of Directors has not adopted a policy that would restrict management's authority to determine the timing of sales or the selection of mortgage loans to be sold.

Other REIT qualified investments. As part of the acquisition of a particular loan, or through a foreclosure we may acquire an equity interest in the real property securing the loan in the form of a shared appreciation interest or other equity participation. We also may invest our funds directly in real property, if in the opinion of our Board of Directors it is in our best interest. We may also purchase the stock of other mortgage REITs or similar companies if we believe that they will yield attractive returns on capital and otherwise not violate any requirements for maintaining our status as a REIT. We do not, however, presently intend to make these investments.


Risk Factors. For a discussion of risks attendant to our business, please see "Quantitative and Qualitative Disclosures About Market Risk."

Item 2.      Properties.

We do not own any real property.

Item 3.     Legal Proceedings.

We are not presently subject to any material litigation nor, to our knowledge, is any litigation threatened against us, other than routine litigation that may arise in the ordinary course of business, some of which may be covered by insurance and all of which collectively is not expected to have a material adverse effect on our cash flows, financial condition or results of operations.

Item 4.   Submission of Matters to Vote of Security Holders.

No matters were submitted to a vote of our stockholders during the fourth quarter of the year ended December 31, 2000.

PART II
-------

Item 5.   Market for Registrant's Common Equity and Related Shareholder Matters.

Market Information. There is no public trading market for our Preferred Stock or our common stock, nor is one expected to develop. We are authorized to issue up to 50,000,000 shares of stock, 40,000,000 as Preferred Stock and 10,000,000 as common stock. At December 31, 2000, there were 19,946,445 shares of Preferred Stock and 100 shares of common stock, issued and outstanding, net of redemptions and shares issued pursuant to our dividend reinvestment plan. As of December 31, 1999, there were issued and outstanding 18,985,118 shares of Preferred Stock and 100 shares of common stock. The number of outstanding shares is subject to change because of shareholder redemptions and dividend reinvestments.

All sales of stock were exempt from the registration requirements of the Securities Act of 1933 pursuant to Regulation D, Rule 506. All stock was sold only to accredited investors, as defined in Regulation D, Rule 501 (a)(4), (5) or (6) under the 1933 Securities Act. Appropriate legends were placed on each stock certificate.

Holders. As of March 26, 2001, there were 1,225 holders of record of our Preferred Stock and three holders of record of our common stock.

Dividends. Holders of our Preferred Stock are entitled to dividends declared and payable at such times and in such amounts as the Board of Directors may from time to time determine from amounts legally available for such distribution. For so long as shares of Preferred Stock shall remain outstanding, there shall be no dividends declared or paid nor any distributions made on the common stock, nor, without the written consent of holders of 66 2/3% of the outstanding Preferred Stock, shall any shares of common stock be purchased or redeemed for a price in excess of their par value.

Preferred Stock dividends are paid monthly in arrears and were $1.14 per share (based on weighted average Class A Convertible Preferred Stock shares outstanding of 18,955,134) for the year ended December 31, 2000, compared with $0.75 per share (based on weighted average Class A Convertible Preferred Stock shares outstanding of 17,390,047) for the period from inception (March 18, 1999) to December 31, 1999. The terms of our dividend reinvestment plan permit our shareholders to reinvest dividends in additional shares of Class A Convertible Preferred Stock, currently at $10 per share.

Item 6.   Selected Financial Data.

You should read the following financial and operating data together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited financial statements included elsewhere in this Form 10-K.

Capitalization
Our capitalization, as of December 31, 2000, was as follows:

 Borrowings:
   Short term unsecured notes                            $  38,787,264
   Secured line of credit                                    6,644,692
                                                   -------------------
            Total borrowings                                45,431,956
                                                   -------------------
 Shareholders Equity
   Class A Convertible preferred stock-
          19,946,445 shares outstanding                    199,285,861
   Common stock - 100 shares outstanding (1)                         1
                                                   -------------------
       Total borrowings and shareholders' equity         $ 244,717,818
                                                   ===================

(1) Our founders have purchased a total of 100 shares of common stock at $.01 per share.


In order to maintain our preferred status as a REIT, we are required to distribute at least 95% of our real estate investment trust taxable income. We intend to distribute 100% of our annual taxable income to our preferred shareholders. We currently make dividend distributions monthly, although this is subject to change at the discretion of our Board of Directors.

For the most part, our dividend distribution decisions are determined under the Internal Revenue Code. The Code requires that we accrue and recognize income on our loans, including interest and fees, when earned. Under GAAP, which is used for financial reporting purposes as opposed to tax purposes, interest and fee income are recognized only after we receive full repayment of our loans. Thus, our tax basis income differs from net income determined according to GAAP. Accordingly, our audited financial statements will reflect a deficit due to the difference in income recognition rules.


The selected financial data set forth below has been derived from our audited financial statements included elsewhere in this annual report.

                                                                     Period from
                                                                       inception
                                                Year Ended   (March 18, 1999) to
                                         December 31, 2000     December 31, 1999
                                       -------------------   -------------------

                                        (In thousands, except per share amounts)

  Total assets........................... $       216,545      $        186,224
  Total short-term debt..................          45,432                 9,039
  Convertible preferred stock............         199,286               189,851
  Retained deficit.......................         (34,122)              (16,085)

  Operating Results under
     Generally Accepted
     Accounting Principles:
     Principles:
       Revenues..........................          15,140                 2,583
       Net income (loss).................           3,572               ( 2,987)

  Preferred stock dividends..............          21,610                13,098

  Loss allocable to each
     common share:
       Basic and Diluted.................        (180,375)             (160,845)

  Cash flows from (used by):
       Operating activities..............           6,076                (1,434)
       Investing activities..............         (29,986)              (26,887)
       Financing activities..............          23,234                28,997

  Tax Basis Operating Results:
       Tax basis income..................          21,988                11,127

  Preferred stock dividends per share....  $         1.14                  0.75


Change in Accounting for Interest Expense

Effective January 1, 2000, we began capitalizing interest expense on investments in real estate under development and investments in real estate under development by affiliates. This change was made to more accurately match the cost of our investments with the recognition of our revenue. It is our opinion that interest incurred prior to January 1, 2000 was not material.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

Our material financial transactions have been purchasing and holding a portfolio of construction mortgage loans.

Statements contained in this Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Form 10-K, which are not historical facts, may be forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Investors are cautioned not to attribute undue certainty to these forward-looking statements, which speak only as of the date of this registration statement. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this registration statement or to reflect the occurrence of unanticipated events, other than as required by law.

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

We began a new equity private placement offering of an additional 20,000,000 shares of Class A Convertible Preferred Stock at $10.00 per share in August 2000, through which we have issued 3,912,424 shares of Class A Convertible Preferred Stock as of February 28, 2001, for net proceeds of $39,124,240. This placement was undertaken to purchase and fund additional and existing construction mortgage loans and for working capital purposes. This placement is ongoing, and is presently scheduled to close on or before August 31, 2001.

We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"), and as such, are required to distribute at least 95 percent of our taxable income annually, subject to adjustments. Our manager expects that the cash for such distributions will be generated from our day-to-day operations, although we may also borrow funds to make distributions.

We may experience high volatility in financial reporting net income and tax basis income from quarter to quarter and year to year, primarily as a result of fluctuations in interest rates, timing of completion of our investments in real estate under development and general economic conditions in the greater San Francisco Bay Area. Our operating results will depend, in part, upon our ability to manage our interest rate and credit risks while maintaining our REIT status.

Results of Operations

Earnings per share are computed using the weighted average common shares during the year ending December 31, 2000. During the period ending December 31, 2000, after reducing net income by dividends of $21,609,791 paid to preferred shareholders, net loss allocable to common shareholders for the year ended December 31, 2000 was $18,037,480, or a loss of $180,375 per weighted average common share, compared with a net loss allocable to common shareholders for the period from inception on March 18, 1999 through December 31, 1999 of $16,084,535, or $160,845 per weighted average common share. This increase in net loss per share is primarily due to a longer time period in 2000 (12 full months versus approximately five full months of operation in 1999), more preferred shares outstanding and therefore more preferred dividends paid.

The loans we make are considered real estate acquisition, development and construction ("ADC") investments for financial reporting purposes. As of December 31, 2000, our ADC investments totaled approximately $216,413,000 and as of December 31, 1999, our ADC investments were approximately $183,739,000. Funding commitments on these loans totaled approximately $436,383,000 at December 31, 2000 and $354,008,000 at December 31, 1999. For a discussion of these loan arrangements, see the notes to the financial statements.

We realized substantially all of our revenue from repayment of loans on completed real estate developments, comprised of interest income earned at accrual rates ranging from 11 to 13 percent over the life of the loan investments and loan points of 4 percent of the loan commitment amounts, less capitalized interest. Income from completed real estate developments totaled $15,103,946 for the year ended December 31, 2000 compared with $2,566,301 for the period from inception (March 18, 1999) to December 31, 1999.

As investments in real estate under development for financial reporting purposes, our loans are stated at the lower of cost or estimated fair value in our financial statements. We do not carry a reserve for loan losses. We will write-down the carrying value of an impaired loan to net realizable value if we learn of deterioration in economic or market conditions or other events that have adversely affected the value of the loan before it repaid. If we incur a loss upon repayment of a loan, the loss will be charged to income. Any write-down or loss will have a direct, adverse effect upon our earnings. As of December 31, 2000, there were no impairments of the carrying values of our investments. See note 2 to our financial statements.

The following table summarizes the differences between net income under GAAP, and taxable income:
                                                                     Period from
                                               Year Ended              Inception
                                        December 31, 2000    (March 18, 1999) to
                                                               December 31, 1999
                                   ---------------------- ----------------------
 Net income (loss) as
          reported................       $    3,572,311         $   (2,986,558)
     Net effect of
          GAAP tax timing
          differences due
          to ADC accounting.......           18,190,527             14,113,961
        Other differences.........              225,000                     --
Taxable income....................           21,987,838             11,127,403
                                   ---------------------- ----------------------
Preferred stock dividends.........       $   21,609,791         $   13,097,977
                                   ====================== ======================

We incurred expenses of $11,568,025 during the year ended December 31, 2000, compared with $5,569,956 during the period from inception (March 18, 1999) through December 31, 1999.

Management fees were $10,967,249 for the year ended December 31, 2000 compared with $5,276,938 for the period from inception (March 18, 1999) through December 31, 1999. The increase in management fees is attributable to 1) our only having five full months of operations in 1999 compared with twelve months in 2000 and
2) the increase in loan commitments from approximately $354,008,000 as of December 31 1999 to approximately $436,383,000 as of December 31, 2000. Effective January 1, 2001, the management fee was increased from .22% per month to .25% per month of the total loan commitment amount.

Interest cost associated with our notes payable and secured line of credit was $4,680,818 for the year ended December 31, 2000, compared with $241,152 for the period from inception (March 18, 1999) through December 31, 1999. Our interest expense during 1999 was lower than in 2000 primarily because we were unable to issue shares of preferred stock from November 1999 through July 2000 while we processed our Form 10/A registration with the Securities and Exchange Commission. During that period we funded our portfolio growth with unsecured notes payable which caused our interest costs to increase. All interest incurred in 2000 was capitalized. Interest incurred in 1999 was expensed. The effect of not capitalizing interest in 1999 is not material.

General administrative and other expenses were $600,776 for the year ended December 31, 2000, compared with $51,866 for the period from inception (March 18, 1999) through December 31, 1999. We have no employees, and our general and administrative and other expenses consist primarily of professional fees. The increase in professional fees is attributable to 1) our only having five full months of operations in 1999 compared with twelve months in 2000 and 2) increased costs related to becoming an SEC registrant in June 2000.

Effective January 1, 2000, we changed our method of accounting for interest charges. Prior to January 1, 2000, we had expensed all interest incurred. This change was made to reflect all of the costs of our investments in real estate under development and real estate under development by affiliates on our balance sheet.

Liquidity and Capital Resources

Liquidity means the need for, access to and uses of cash. Our principal demands for liquidity are cash for operations, including funds that are required to satisfy obligations under existing loan commitments, interest expense associated with our indebtedness, debt repayments and distributions to shareholders. As of December 31, 2000, we had a bank overdraft of $3,086,941 because all our cash is automatically swept against our line of credit. In the near term, our principal sources of liquidity are the funds available from issuance of unsecured notes payable, sales of preferred stock under this private placement and repayments of our real estate investments.

We had unsecured borrowings of $38,787,264 at December 31, 2000 on our Series A and Series B notes compared with $6,844,474 at December 31, 1999, issued to accredited investors through private placement. The notes have varying maturities of up to one year from the date of issuance and bear interest at rates between 11 and 13 percent with interest payable monthly in arrears. We expect that proceeds generated from completed real estate developments and additional equity placements and note issuances will be sufficient to fully repay notes on or before their scheduled maturity dates.

During 2000, we repaid the $2,195,000 balance owed on a $3,000,000 line of credit and obtained a new $10,000,000 line of credit with a commercial bank. Repayment is secured by our assets, is guaranteed by our manager and another affiliate, carries interest at prime plus 1.25 percent (10.75 percent at December 31, 2000) and matures in September 2001. Outstanding borrowings under the line of credit as of December 31, 2000 were $6,644,692.

Year 2000 Issue

Our entire information technology infrastructure is provided by our manager. To date, our manager has not experienced any material difficulties with respect to its internal business-critical systems used in connection with the operations of our manager or our operations, nor does it anticipate any material difficulties in the future.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.
An investment in our stock involves a high degree of risk. Among other things, some of the principal risks are: the real estate lending business may be adversely affected by periods of economic slowdown, which may be accompanied by declining real estate values on properties securing repayment of loans; construction mortgage loans involve greater risks of repayment than loans secured by property that has already been improved since completion market valuation of a given project can be highly speculative and subject to unanticipated conditions; there is no public market for our securities, and liquidity is not assured; under our business model, loan commitments will generally exceed immediately available cash resources, and failure to obtain repayment of loans in our portfolio, or a failure to maintain sufficient equity would affect our ability to fund commitments; since we have no employees, if our manager refused or became unable to continue to serve us, and a proper replacement were not found, this would materially impact our business.

We make loans at fixed rates of interest. To the extent that prevailing market interest rates change during the holding period, the value of our loans may be either adversely or positively affected. When a loan matures, generally within a 12 to 18 month period, it is subject to a new interest rate, determined by us, based upon current conditions. Since we intend to hold all loans until they are repaid, we do not believe that changes in market interest rates have a material impact on the value of the Company.

Risk Factors

In addition to the foregoing, and other information contained or incorporated into this Form 10-K, the following is a discussion of risk factors that we believe are material at this time and which readers of this Form 10-K should consider.

General Risks Related to Construction Mortgage Lending

Real estate security. Our securities are subject to risks inherent in real estate lending. Many of the risks of holding mortgage loans are similar to the risks of investing directly in the real estate securing the mortgage loans. This may be especially true in the case of a relatively small or less diverse pool of mortgage loans. If there is a default on the mortgage loan, the ultimate extent of our loss, if any, may only be determined after a foreclosure of the mortgage encumbering the property and, if we take title to the property, upon liquidation of the property. Factors such as the title to the property or its physical condition, including environmental considerations and state of construction, may make a third party unwilling to purchase the property at a foreclosure sale or for a price sufficient to satisfy the obligations with respect to the related mortgage loan. Foreclosure laws may protract the foreclosure process. In addition, the condition of a property may deteriorate during the pendency of foreclosure proceedings. Some borrowers may become subject to bankruptcy proceedings, in which case the amount and timing of amounts due may be materially adversely affected. Even if the real property provides adequate security for the mortgage loan, substantial delays could be encountered in connection with the liquidation of a defaulted mortgage loan and a corresponding delay in the receipt and reinvestment of principal and interest payments could occur.

Real estate market conditions. The real estate lending business may be adversely affected by periods of economic slowdown or recession, which may be accompanied by declining real estate values. Any material decline in real estate values reduces the ability of borrowers to use real estate equity to support borrowings and increases the loan-to-value ratios of mortgage loans previously made, thereby weakening collateral coverage and increasing the possibility of a loss in the event of default. In addition, delinquencies, foreclosures and losses generally increase during economic slowdowns and recessions.

Loans on properties not yet constructed. A mortgage loan made to finance a property that is not yet constructed will generally involve greater risks than a mortgage loan on property that has been constructed. In the case of a property already constructed, market value at the time the loan is made is more readily ascertainable from current market valuations. In the case of a property not already constructed, there can be no assurance that the improvements to be constructed can be accomplished with available funds or in a timely manner. Sale or refinancing of the completed project generally provides the funds for repayment of a construction mortgage loan. While analyses are made to predict the completed market value of the development project, such analyses are subject to unanticipated changes over which we may have no control. Since market value cannot be determined until a property is actually sold in the marketplace, the market valuation of a proposed construction project can be especially speculative.

Economic conditions. The performance of a mortgage loan portfolio will depend on, among other things, the level of net interest income generated by the mortgage loans, the market value of the mortgage loans and the supply of and demand for construction mortgage loans. Prepayment rates, interest rates, borrowing costs and credit losses depend upon the nature and terms of the mortgage loans, the geographic location of the properties securing the mortgage loans, conditions in financial markets, the fiscal and monetary policies of the United States government and the Board of Governors of the Federal Reserve System, international economic and financial conditions, competition and other factors, none of which can be predicted.

Changes in interest rates. The levels of and fluctuations in interest rates, which affect the ability to earn a spread between interest received on loans and the costs of borrowings, may directly affect profitability. Profitability is likely to be adversely affected during any period of unexpected or rapid changes in interest rates. For example, a substantial or sustained increase in interest rates could adversely affect the interest rate differential between newly originated loans and the cost of borrowing. A significant decline in interest rates could decrease the size of our loan portfolio by increasing the level of loan prepayments. While we monitor the interest rate environment, and generally should earn a positive spread between interest paid on borrowed funds and interest earned on mortgage loans, there can be no assurance that our profitability would not be adversely affected during any period of changes in interest rates.

Environmental liabilities. In the event that hazardous substances are found to have contaminated properties secured by mortgage loans, the value of the real property may be diminished. If forced to foreclose on a defaulted mortgage loan on a contaminated property, we might potentially become subject to environmental liabilities even if we were not responsible for the contamination. While we intend to exercise due diligence to discover potential environmental liabilities before the acquisition of any property through foreclosure, hazardous substances or wastes, contaminants or pollutants may be discovered on properties during our ownership or after a sale of the property to a third party. If hazardous substances are discovered on a property, we may be required to remove those substances or sources and clean up the property. We may also be liable to tenants and other users of neighboring properties. In addition, we may find it difficult or impossible to sell the property before or following any clean up.

Legislation and regulation. The mortgage loan and REIT areas are subject to extensive regulation, supervision and licensing by federal, state and local governmental authorities and to various laws and judicial and administrative decisions imposing requirements and restrictions. Laws and regulations may be subject to legislative, administrative and judicial interpretation, especially laws and regulations that have been infrequently interpreted or only recently enacted. Infrequent interpretations of laws and regulations or an insignificant number of interpretations of recently enacted regulations can result in ambiguity with respect to permitted conduct under these laws and regulations. Ambiguity under regulations to which our manager or we are subject may lead to regulatory investigations or enforcement actions and private causes of action. Failure to comply with regulatory requirements can lead to loss of approved status, lawsuits and administrative enforcement actions. There can be no assurance that we or our manager will maintain compliance with these requirements in the future without additional expenses, or that more restrictive local, state or federal laws, rules and regulations will not be adopted or that existing laws and regulations will not be interpreted in a more restrictive manner, which would make compliance more difficult for us and our manager.

Specific Risks of Investment in Our Securities

Restrictions on transferability. Shares of our Cl Preferred Stock should be considered for investment purposes only and not with a view toward transfer, resale, exchange or distribution. There currently is no public market for our shares of Preferred Stock, and we currently do not intend to market our securities in any public market. Accordingly, the transferability of such shares of stock is limited. Additionally, the shares may not be readily accepted as collateral for a loan. Also, the transferability of our shares may be affected by restrictions on resales imposed by the laws of some states. Holders of our Preferred Stock do not have a vested right to redeem their shares, and therefore may not be able to liquidate their investment in the event of an emergency or otherwise. Our Board of Directors currently has a stock redemption policy for shareholders who wish to sell their shares to us. The policy may be modified or terminated at the Board's discretion at any time, subject to the exercise of their prudent business judgment. Any change in the redemption policy, which would be effected solely for the benefit of the Company, could affect a shareholder's ability to liquidate their investments.

Dependence on manager. We do not have any employees. All of our day-to-day operations are conducted on our behalf by our manager and affiliate, Primecore Funding Group, Inc. Primecore Funding Group, Inc. provides services to us pursuant to a written management agreement. If our manager refused or became unable to perform services on our behalf, and if a substitute manager could not be found, this would materially and adversely impact on our ability to continue to do business.

Balloon loans. The loans in our portfolio will typically require the borrower to make a "balloon payment" on the principal amount upon maturity of the loan. To the extent that a borrower has an obligation to pay a mortgage loan in a large lump sum payment, their ability to satisfy this obligation may be dependent upon their ability to obtain suitable refinancing or otherwise raise a substantial cash amount. An increase in interest rates over the mortgage rate applicable at the time the loan was originated may have an adverse effect on the borrower's ability to obtain refinancing or to pay required monthly payments. As a result, these loans may involve a higher risk of default than fully amortizing loans.

Lack of geographic diversification. Properties securing repayment of the mortgage loans are currently located in Northern California. Since the properties secured by the mortgage loans are located in the same geographic region, these mortgage loans may be subject to a greater risk of delinquency, default and potential loss if economic or political conditions or real property values in the region deteriorated substantially. Also, since borrowers will not be required to purchase earthquake insurance, and properties are in the San Francisco Bay Area, known for its earthquake activity, mortgage loans are subject to greater risk of loss than properties located in more stable geologic areas.

Funding of loan commitments. We use our capital to invest in mortgage loans with outstanding balances generally less than the outstanding commitment amounts. This is because disbursements under the commitments occur over time in conjunction with the construction progress of any particular construction mortgage loan. We cannot predict with certainty the total amount of our future capital, however, we expect that proceeds generated from completed real estate developments and additional equity placements and note issuances, and borrowings will be sufficient to fund all loan commitments. If, however, for some reason we were unable to obtain loan payoffs or raise additional capital through the sale of equity and debt securities or the sale of assets to meet our funding commitments, and if we were unable to borrow sufficient funds, we might then be unable to fund all of our existing loan commitments. Borrowers might then be unable to complete their projects if they could not obtain financing from other sources, and we conceivably could incur damages. Also, if we became unable to meet our contractual obligations, our reputation would likely suffer, and we might be unable to attract new borrowers, resulting in the loss of future business. This might have a materially adverse effect upon our financial condition, cash flows and results of operations.

Manager Relationship. Some of our directors and executive officers are also executive officers, employees and shareholders of our manager. Under a management agreement, our manager earns a management fee based upon the dollar amount of our construction mortgage loan portfolio. In evaluating construction mortgage loans, if our manager were to place an undue emphasis on maximizing income at the expense of other criteria, such as preservation of capital, to increase compensation for our manager, this could result in increased exposure to losses on our mortgage loan portfolio.

Affiliate Loans. Because of our policy not to take title to real property through foreclosure or otherwise, we have previously relied on our affiliates to assume defaulted loans. Some of our directors and executive officers are principals of our affiliates, and have personally guaranteed the assumed obligations. Our affiliates are under no legal obligation to assume defaulted loans, and our principals are under no legal obligation to guarantee such loans; they have done so for the primary purpose of allowing us to avoid any risk inherent in real estate development. There is no guarantee that our affiliates or principals will continue to assume defaulted loans.

In exchange for our affiliates' assumption of defaulted loans, our affiliates bear the risk of loss on the assumed loans, but they also will receive the benefit of any profits to be realized from the successful development and ultimate sale of the completed properties. Our affiliates and our principals are in a position to take advantage of opportunities for themselves to develop and sell those properties that otherwise belong, ultimately, to our shareholders. Also, on occasion, we may decide to make new loans to affiliates. While these loans are subject to the same underwriting criteria as any other loan, and have generally been made on equivalent, if not superior terms for the REIT, as compared with loans made to other borrowers, decisions are made, in part, by interested persons.

As with other loans made to unaffiliated borrowers, due to changes in the scope of construction and general cost increases during development of a project, additional funds may be needed to complete a project. As with other loans, we will grant an additional extension of credit if our management believes repayment of the increased extension of credit is adequately secured. In the case of an affiliate, the principals of the affiliates, who are also our management and members of our board, will be involved in making the decision on our behalf, creating a conflict of interest. Also, in the event of a default on an affiliate loan, there would be a conflict of interest in connection with decisions on how to proceed.

Discretion of board of directors. Management has established our operating policies and strategies. These policies and strategies may be modified or waived by the Board of Directors, without shareholder approval. The ultimate effect of any such changes may adversely affect our operations.

Competition. We feel that we offer our borrowers superior service, and that our manager enjoys an established record and reputation that benefits our business. Nevertheless, as with any business, we may face competition, primarily from commercial banks, savings and loans, other independent mortgage lenders, and other mortgage REITs. Also, if we expand into particular geographic markets in order to increase geographic diversity and take advantage of opportunities in such markets, we may face competition from lenders with established positions in these locations. Competition can take place on various levels, including convenience in obtaining a mortgage loan, service, marketing, origination channels and pricing. Although we do not know of any particular competitor that dominates our market, many of our competitors in the financial services business are substantially larger and have more capital and other resources. There can be no assurance that we will be able to compete successfully in this market environment. Any failure in this regard could have a material adverse effect on our results of operations and financial condition.

Borrowing. We may employ a financing strategy to increase the size of our mortgage loan portfolio by borrowing a portion of the market value of our mortgage loans. The costs of those borrowings vary depending upon the lender, the nature and liquidity of the underlying collateral, the movement of interest rates, the availability of financing in the market and other factors. If the returns on the mortgage loans purchased with borrowed funds fail to cover the cost of the borrowings, we will experience net interest losses and may experience net losses. In addition, we may not be able to achieve the degree of leverage we believe to be optimal, which may cause us to be less profitable than we might be otherwise. We may finance some of the mortgage loans that we hold through interim financing facilities such as bank credit lines. We will be dependent upon a few lenders to provide the primary credit facilities for our mortgage loans. Any failure to renew or obtain adequate funding under these financings, or any substantial reduction in the size of or pricing in the market for our mortgage loans, could have a material adverse effect on our operations. We have not made any agreements under which a lender would be required to enter into new borrowing agreements during a specified period of time; however, we may make such agreements if deemed favorable. We will face competition for financing sources, and the effect of the existence of additional mortgage REITs may be to deny us access to sufficient funds to carry out our business plan or to increase the cost of funds to us. Our goal is to strike a balance between the under-utilization of leverage, which reduces potential returns to shareholders, and the over-utilization of leverage, which could reduce our ability to meet our obligations during adverse market conditions.

Our ability to achieve all of our investment objectives may depend not only on our ability to borrow money in sufficient amounts and on favorable terms but also on our ability to renew or replace on a continuous basis our maturing short-term borrowings. In the event we are unable to renew or replace maturing borrowings, we could be required to sell mortgage loans under adverse market conditions and could incur losses as a result. A sharp rise in interest rates or increasing market concern about the value or liquidity of a type or types of mortgage loans in which our portfolio is concentrated will reduce the market value of the mortgage loans, which would likely cause lenders to require additional collateral. A number of those factors in combination may cause difficulties for us, including a possible liquidation of a major portion of our mortgage loans portfolio at disadvantageous prices with consequent losses, which could have a material adverse effect on our solvency.

Future offerings. We may increase our capital resources by making additional offerings of equity and debt securities, including classes of preferred stock, common stock, commercial paper, medium-term notes, mortgage-backed obligations and senior or subordinated debt. All debt securities will be and some classes of preferred stock could potentially be senior to the Class A Convertible Preferred Stock we are offering under this placement memorandum in the event of our liquidation. Additional equity offerings may dilute the equity of our shareholders or reduce the price of shares of our outstanding securities, or both.

Deficiency upon liquidation of our mortgages. The market value of our mortgage assets may fluctuate significantly. If we need to sell assets to repay our outstanding Series A and B short term notes or other borrowings or commitments, our mortgage assets may prove to be illiquid. Even if sold at a discount, the proceeds of sale might be less than the outstanding principal amount of, and interest payable on, our notes.

Operating history. The Company was organized in March 1999, and has been operating since May 1, 1999. Our prior results will not necessarily be indicative of our future results. Furthermore, although the principals of Primecore Funding Group, Inc., our manager, have experience in construction mortgage lending that predates organization of the Company, there can be no assurance that the past experience of our manager will be indicative of our future results.

Public market price volatility. We have made a business decision not to market our securities on any public market in order to avoid the price volatility to which publicly-traded securities may be subject. It is always possible that future, unanticipated events could result in a determination to change such business decision. In the event a public market for our securities did develop, the market price of the securities might increase or decrease for reasons unrelated to our operating performance. In particular, general market price movements, interest rate changes and credit quality trends might affect the price of securities related to the specialty finance and real estate industries market segments. Also, market prices might be influenced by any variation between the net yield on our mortgage loan portfolio and prevailing market interest rates and by the market's perception of our ability to achieve earnings growth. In addition, if the market price of other REIT stocks declined for any reason, or if there was a broad-based decline in real estate values or in the value of our portfolio of mortgage loans, the market price of the securities and transferability could be adversely affected.

Restrictions on ownership of capital stock. Subject to the limitations set forth in the articles supplementary creating our preferred stock, our charter authorizes our Board of Directors to reclassify any of the unissued shares of authorized capital stock into a class or classes of preferred stock. The issuance of additional preferred stock could have the effect of making more difficult any attempt to gain control of us by means of a merger, tender offer, proxy contest or otherwise.

To comply with the requirements for qualification as a REIT at all times, our charter prohibits any person, absent a waiver from the Board of Directors, from acquiring or holding, directly or indirectly, shares of capital stock (including warrants and options), in excess of 9.8% of the vote, value or aggregate number of the outstanding shares of capital stock or common stock. See the section "Description of Capital Stock" for a more detailed description of these limitations on ownership. If a public market were to be established for our stock, which we presently do not anticipate for reasons set forth above, these provisions might inhibit market activity and the resulting opportunity for the holders of our capital stock to receive a premium for their securities that might otherwise exist in the absence of those provisions. Those provisions also may make us an unsuitable investment vehicle for any person seeking to obtain ownership of more than 9.8% of the outstanding shares of capital stock.

In addition, provisions of Maryland law relating to "business combinations" and a "control share acquisition" and of our charter and bylaws, particularly the staggered terms for directors, may also have the effect of delaying, deterring or preventing a takeover attempt or other change in control which would be beneficial to shareholders and might otherwise result in a premium over then prevailing market prices.

Every owner of more than 1% (or such lower percentage as required by the Code or related regulations) of all classes or series of our stock, within 30 days after the end of each taxable year, is required to respond in writing to our annual request for stock ownership information, or to include such information on their tax return, including by stating the name and address of such owner, the number of shares of each class and series of our stock beneficially owned and a description of the manner in which such shares are held. Each such owner shall provide to us such additional information as we may request to determine the effect, if any, of such beneficial ownership on our status as a REIT and to ensure compliance with the ownership limitations.

Investment by tax-exempt entities. A fiduciary of a pension, profit-sharing, stock bonus plan or individual retirement account, including a plan for self-employed individuals and their employees or any other employee benefit plan subject to the prohibited transaction provisions of the Internal Revenue Code or the fiduciary responsibility provisions or "prudent man" rule of the Employee Retirement Income Security Act of 1974, known as "ERISA", should consider:

          (a) whether the ownership of our securities is in accordance with the documents and instruments governing the employee benefit plan,

          (b) whether the ownership of our securities is consistent with the fiduciary's responsibilities and satisfies the applicable requirements of ERISA, in particular, the diversification, prudence and liquidity requirements of section 404 of ERISA,

          (c) the prohibitions under ERISA on improper delegation of control over, or responsibility for "plan assets" and ERISA's imposition of co-fiduciary liability on a fiduciary who participates in, or permits, by action or inaction, the occurrence of, or fails to remedy, a known breach of duty by another fiduciary with respect to plan assets, and

          (d) the need to value the assets of the employee benefit plan annually.

A plan fiduciary should understand the illiquid nature of an investment in our securities and that no secondary market will exist for them, and should review both anticipated and unanticipated liquidity needs for the plan and conclude that an investment in our securities is consistent with the plan's foreseeable future liquidity needs.

REIT status and taxation. We intend to continue to operate as a REIT for federal income tax purposes. We elected to be subject to tax as a REIT when we filed our first federal income tax return for 1999. To maintain our classification as a REIT, we must satisfy tests concerning the sources of our income, the nature and type of our assets, the amount of our distributions to shareholders, and concentration of the ownership of our stock. If we fail to qualify as a REIT in any taxable year and the relief provisions of the Code do not apply, we would be subject to federal income tax as a regular, domestic corporation, and our shareholders would be subject to tax as shareholders of such a corporation. Distributions to shareholders in any year in which we fail to qualify as a REIT would not be deductible in computing our taxable income. As a result, we could be subject to income tax liability and the cash available for repayment of our short term notes or distribution to our shareholders would be significantly reduced or eliminated. Further, we could also be disqualified from re-electing REIT status for the four taxable years following the year during which we became disqualified.

REIT qualification requirements with respect to (1) our source of income, the nature of our assets and distribution of dividends may limit operational and financial opportunities otherwise available to us and (2) shareholder diversification may limit our access to certain otherwise interested investors.

There is no assurance that future legislation, regulations, administrative interpretations or court decisions will not significantly change the tax laws with respect to our qualification as a REIT or with respect to the federal income tax consequences of that qualification. Any such changes may reduce or eliminate our competitive advantage over non-REIT competitors.

Investment Company Act exemption. We conduct our business so as not to become regulated as an investment company under the Investment Company Act. The Investment Company Act exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate." If we should fail to qualify for an exemption from registration as an investment company, our ability to use leverage would be substantially reduced and we would be unable to conduct our business.

Item 8.    Financial Statements and Supplementary Data.

Required financial statements follow commencing on page F-1.

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE



Report of independent public accountants                                    F-1


Balance sheets at December 31, 2000 and 1999                                F-2


Statement of operations for the year ended
December 31, 2000 and for the period from
inception (March 18, 1999) to December 31, 1999                             F-4


Statement of shareholders' equity for the
year ended December 31, 2000 and for the
period from inception (March 18, 1999)
to December 31, 1999                                                        F-5


Statements of cash flows for the year ended
December 31, 2000 and for the period
from inception (March 18, 1999)
to December 31, 1999                                                        F-6


Notes to financial statements                                               F-7


Schedule IV--Mortgage loans on real estate-December 31, 2000                F-14

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors of
Primecore Mortgage Trust, Inc.

We have audited the accompanying balance sheets of Primecore Mortgage Trust, Inc. (a Maryland Corporation), as of December 31, 2000 and 1999, and the related statements of operations, shareholders' deficit, and cash flows for the year ending December 31, 2000 and the period from inception (March 18, 1999) to December 31, 1999. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Primecore Mortgage Trust, Inc. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the year ended December 31, 2000 and for the period from inception (March 18, 1999) to December 31, 1999, in conformity with accounting principles generally accepted in the United States.

As further discussed in Note 2 to the accompanying financial statements, the Company changed its method of accounting for interest expense effective January 1, 2000.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements and schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.





San Francisco, California
March 8, 2001

                         PRIMECORE MORTGAGE TRUST, INC.

                                 BALANCE SHEETS
                        As of December 31, 2000 and 1999

                                                      2000                  1999
                                       -------------------- --------------------
ASSETS:
Investments in real
     estate under development.........   $      174,362,219   $      131,986,969
Investments in real
     estate under development
     by affiliates....................           42,050,737           51,752,328
Cash and cash equivalents.............                   --              675,528
Receivable from affiliate.............                   --            1,743,081
Other assets, net.....................              132,135               66,400
                                       -------------------- --------------------
        Total assets..................   $      216,545,091   $      186,224,306
                                       ==================== ====================

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities
Notes payable (including
     $7,622,535 and $25,000
     to affiliates at
     December 31, 2000 and
     1999, respectively)..............   $       38,787,264    $       6,844,474
Secured line of credit................            6,644,692            2,195,000
Accrued expenses and other............              723,512              214,612
Bank overdraft........................            3,086,941                   --
Preferred stock dividends payable.....            1,901,863            1,798,884
Payable to affiliate..................              236,972            1,404,690
                                       -------------------- --------------------
        Total liabilities.............           51,381,244           12,457,660
                                       -------------------- --------------------
Commitments and contingencies
     (see note 8).....................

Shareholders' Equity
Preferred stock: par value
     $0.01, 40,000,000 shares
     authorized; 19,946,445
     and 18,985,118 shares
     issued and outstanding at
     December 31, 2000 and 1999,
     respectively; entitled to
     $10 per share in liquidation
     before any distributions
     to common........................         199,285,861          189,851,180
Common stock: par value $0.01,
     10,000,000 shares authorized;
     100 shares
      issued and outstanding at
     December 31, 2000 and 1999.......                   1                    1
Retained deficit......................         (34,122,015)         (16,084,535)
                                       ------------------- --------------------
        Total shareholders' equity....         165,163,847          173,766,646
                                       ------------------- --------------------
        Total liabilities and
          shareholders' equity........  $      216,545,091  $       186,224,306
                                       =================== ====================

        The accompanying notes are an integral part of these statements.

                         PRIMECORE MORTGAGE TRUST, INC.

                            STATEMENTS OF OPERATIONS
                         For the year ended December 31,
                  2000 and for the period from inception (March
                         18, 1999) to December 31, 1999


                                                                     Period from
                                                                       Inception
                                                Year Ended   (March 18, 1999) to
                                         December 31, 2000      December 31,1999
                                       -------------------- --------------------
REVENUES:

Income from completed real
     estate development
     (including $3,040,082 and
     $38,530 from affiliates).......... $       15,103,946    $       2,566,301
Other..................................             36,390               17,097
                                       -------------------- --------------------
         Total revenues................         15,140,336            2,583,398

EXPENSES:

Management fees paid to an affiliate...         10,967,249            5,276,938
Interest...............................                 --              241,152
General, administrative and other......            600,776               51,866
                                       -------------------- --------------------
         Total expenses                         11,568,025            5,569,956
                                       -------------------- --------------------
         Net income (loss)                       3,572,311           (2,986,558)
         Preferred stock dividends..           (21,609,791)         (13,097,977)
                                       -------------------- --------------------
         Net loss allocable to common   $      (18,037,480)   $     (16,084,535)
                                       ==================== ====================
Basic and diluted net loss per
     common share                       $         (180,375)   $        (160,845)
                                       ==================== ====================
Basic and diluted weighted-average
     common shares outstanding                         100                  100
                                       ==================== ====================


        The accompanying notes are an integral part of these statements.

                         PRIMECORE MORTGAGE TRUST, INC.

                       STATEMENTS OF SHAREHOLDERS' EQUITY
                         For the year ended December 31,
                  2000 and for the period from inception (March
                         18, 1999) to December 31, 1999

                                                  Preferred Stock               Common Stock
                                             ------------------------------- ------------------
                                                                                                          Retained
                                                    Shares           Amount   Shares    Amount             Deficit          Total
                                             -------------- ---------------- -------- --------- ------------------- --------------
Shareholders' equity at inception
   (March 18, 1999)........................             --     $         --       --    $   --     $          --     $         --
   Issuance of common stock................             --               --      100         1                --                1
   Issuance of preferred stock..........        19,267,896      192,678,960       --        --                --      192,678,960
   Issuance of preferred stock under
      reinvestment plan                            309,591        3,095,910       --        --                --        3,095,910
   Redemption of preferred stock...........       (592,369)      (5,923,690)      --        --                --       (5,923,690)
   Dividends paid to preferred
      shareholders.........................             --               --       --        --       (13,097,977)     (13,097,977)
   Net loss................................             --               --       --        --        (2,986,558)      (2,986,558)
                                             -------------- ---------------- -------- --------- ------------------- --------------
Shareholders' equity at
   December 31, 1999.......................     18,985,118     $189,851,180      100    $    1     $ (16,084,535)    $173,766,646

   Issuance of preferred stock, net of
      Offering costs of $178,589...........      2,841,062       28,232,031       --        --                --       28,232,031
   Issuance of preferred stock under
      dividend reinvestment plan...........        589,684        5,896,840       --        --                --        5,896,840
   Redemption of preferred stock...........     (2,469,419)     (24,694,190)      --        --                --      (24,694,190)
   Dividends paid to preferred
      shareholders.........................             --               --       --        --       (21,609,791)     (21,609,791)
   Net income..............................             --               --       --        --         3,572,311        3,572,311
                                             -------------- ---------------- -------- --------- ------------------- --------------
Shareholders' equity at
   December 31, 2000.......................     19,946,445     $199,285,861      100      $  1     $ (34,122,015)   $ 165,163,847
                                             ============== ================ ======== ========= =================== ==============






        The accompanying notes are an integral part of these statements.

                         PRIMECORE MORTGAGE TRUST, INC.

                            STATEMENTS OF CASH FLOWS
                         For the year ended December 31,
                  2000 and for the period from inception (March
                         18, 1999) to December 31, 1999
                                                                     Period from
                                                                       Inception
                                                Year Ended   (March 18, 1999) to
                                         December 31, 2000      December 31,1999
                                       -------------------- --------------------
CASH FLOWS FROM
     OPERATING ACTIVITIES:
   Net income (loss)...................  $       3,572,311       $   (2,986,558)
   Adjustments to reconcile
     net income (loss) to net
     cash provided by (used in)
     operating activities:
        Increase in accrued
          expenses, bank
          overdraft and other..........          3,595,841              214,612
        (Decrease) Increase in
          payable to affiliate.........         (1,167,718)           1,404,690
        Decrease (Increase) in
          other assets, net............             75,299              (66,400)
                                       -------------------- --------------------
          Net cash provided by
            (used in) operating
             activities................          6,075,733           (1,433,656)
                                       -------------------- --------------------
CASH FLOWS FROM
     INVESTING ACTIVITIES:
     Investments in real estate
          under development............       (165,778,439)         (99,692,298)
     Investments in real estate
          under development
          by affiliates................        (30,764,124)         (22,728,985)
     Proceeds from investments
          in real estate under
          development..................        124,348,190           93,279,846
     Proceeds from investments
          in real estate under
          development by affiliates....         40,465,714            3,997,140
     Decrease (Increase) in receivable
          from affiliate...............          1,743,081           (1,743,081)
                                       -------------------- --------------------
          Net cash used in
            investing activities.......        (29,985,578)         (26,887,378)
                                       -------------------- --------------------
CASH FLOWS FROM
     FINANCING ACTIVITIES:
   Proceeds from sales of
          preferred stock, net
          of offering costs............         28,082,031           34,193,960
   Redemptions of preferred stock......        (24,694,190)          (5,923,690)
   Proceeds from sales of common
          stock........................                 --                    1
   Issuance of notes payable...........         61,199,293            6,734,474
   Additions to notes payable
          from reinvested interest.....          1,846,881                   --
   Repayment of notes payable..........        (31,898,384)                  --
   Borrowings on secured line of
          credit.......................          6,644,692            2,195,000
   Repayment of secured line of
          credit.......................         (2,195,000)                  --
   Payment of preferred stock
          dividends....................        (15,609,972)          (8,203,183)
   Loan fees paid......................           (141,034)                  --
                                       -------------------- --------------------
             Net cash provided by
               financing activities....         23,234,317           28,996,562
                                        -------------------- -------------------
             Net (decrease) increase
               in cash and cash
               equivalents.............           (675,528)             675,528
             Beginning cash and cash
               equivalents.............            675,528                   --
                                       -------------------- --------------------
             Ending cash and cash
               equivalents............. $               --   $          675,528
                                       ==================== ====================
Cash paid for interest, net of
     amounts capitalized of
     $4,680,818 and $0 at
     December 31, 2000 and
     1999 respectively................. $               --   $           41,889
                                       ==================== ====================

                         PRIMECORE MORTGAGE TRUST, INC.

                         For the year ended December 31,
                  2000 and for the period from inception (March
                         18, 1999) to December 31, 1999

                                                                     Period from
                                                                       Inception
SUPPLEMENTAL DISCLOSURE OF NONCASH              Year Ended   (March 18, 1999) to
INVESTING AND FINANCING ACTIVITIES:      December 31, 2000      December 31,1999
                                       -------------------- --------------------

Investments in real estate under
     development received in
     exchange for issuance of
     Preferred Stock...................   $        150,000     $    125,574,517
Investments in real estate under
     development by affiliates
     received in exchange for
     issuance of Preferred Stock.......                 --           32,910,483
Investments in real estate under
     development received in
     exchange for notes payable........            795,000                   --
Investments in real estate under
     development by affiliates
     received in exchange for
     notes payable.....................                 --              110,000
Reinvestment of interest on notes
     payable...........................          1,846,881                   --

Preferred stock dividends reinvested
     in preferred Stock................          5,896,840            3,095,910






        The accompanying notes are an integral part of these statements.

                         PRIMECORE MORTGAGE TRUST, INC.

                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2000 and 1999

1.   ORGANIZATION AND BUSINESS:

Organization

Primecore Mortgage Trust, Inc., a Maryland corporation, was formed on March 18, 1999 (inception) and commenced operations effective May 1, 1999 as a real estate investment trust (REIT). We are engaged in the business of funding and holding short-term construction mortgage loans secured by single-family residential real property or mixed-use commercial property, as well as land acquisition and development loans secured by undeveloped real property, located in the greater San Francisco Bay Area. We are managed by Primecore Funding Group, Inc., a California corporation located in Menlo Park, California. Our manager originates and services the construction mortgage loans we invest in for a monthly management fee.

Capitalization

We have authorized 50,000,000 shares of capital stock with a $0.01 par value; 40,000,000 shares are designated Class A Convertible Preferred (Preferred Stock), and 10,000,000 shares are designated as common.

At December 31, 2000, there were 100 shares of common stock outstanding, all held by William Whitlow, Susan Fox and Michael Rider, who are employees and officers of our manager. Ms. Fox owns all of the stock of our manager.

The 19,946,445 and 18,985,118 shares of Preferred Stock outstanding as of December 31, 2000 and 1999 respectively rank senior to our common stock as to dividends and liquidation rights. The shares are convertible into, and have voting rights equal to, the same number of shares of our common stock. We will not pay any dividends to the holders of the common stock so long as any Preferred Stock is outstanding.

Preferred stock dividends are paid monthly in arrears and were $1.14 per share (based on weighted average preferred shares outstanding of 18,955,134) for the year ended December 31, 2000, compared with $0.75 per share (based on weighted average preferred shares outstanding of 17,390,047) for the period from inception (March 18, 1999) to December 31, 1999. The terms of our dividend reinvestment plan permit our shareholders to reinvest dividends in additional shares of Preferred Stock, currently at $10 per share.

Holders of our Preferred Stock do not have a right to redeem their shares. Our Board of Directors, however, currently has a stock redemption policy for shareholders who wish to sell their shares to us. The policy may be modified or terminated at the Board's discretion at any time. Currently, we will repurchase shares at $10.00 per share if we have cash available for distribution. Cash available for distribution is determined at the Board of Director's sole discretion, and is net of current expenses, anticipated expenses, dividends, debt obligations and reserves for operating funds. We will not sell or otherwise liquidate any portion of our mortgage loan portfolio or other assets to fund a redemption request. We also reserve the right to limit the number and frequency of stock redemptions by any shareholder.

We completed two equity private placements of Preferred Stock, issuing our stock at $10 per share. The first sold 18,048,772 shares beginning March 31, 1999 and completing on August 31, 1999. The second placement sold an additional 1,147,743 shares of Preferred Stock form September 10, 1999 to October 29, 1999. As of December 31, 1999, 18,985,118 shares of Preferred Stock were issued and outstanding, net of redemptions and additional shares issued through our dividend reinvestment plan. Our manager expects that all future placements will be for cash, which will then be used primarily to fund additional loans. In connection with the private placements, our manager paid placement costs of $187,829 on our behalf.

                         PRIMECORE MORTGAGE TRUST, INC.

                          NOTES TO FINANCIAL STATEMENTS
                     December 31, 2000 and 1999 - continued

Risk Factors

General Economic Conditions in Silicon Valley and the San Francisco Bay Area. Properties securing repayment of the mortgage loans are located in the San Francisco Bay Area and primarily in Silicon Valley. Since the properties secured by the mortgage loans are located in a limited geographical region, these mortgage loans may be subject to a greater risk of delinquency or default if the industries concentrated there suffer adverse economic or business developments.

Other. In addition, we are subject to other significant business and financial risks, including but not limited to liquidity, the prevailing market for residential real estate, interest rates, dependence on our manager, timely completion of projects, lack of borrower diversification, and potential environmental matters relating to properties on which we have made loans.

Retained Deficit

We had a retained deficit as of December 31, 2000 and 1999 because we pay dividends to the holders of our Preferred Stock based on our taxable income, in accordance with REIT requirements. Our taxable income differs from income measured in accordance with generally accepted accounting principles due to timing differences in the recognition of income from our investments in real estate. See Income Taxes in Note 2 below. These dividend distributions are expected to be matched by revenues from completed real estate projects in future periods, as described in Notes 2 and 3.

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

Change in Accounting for Interest Expense

Effective January 1, 2000, the Company began capitalizing interest expense on its investments in real estate under development and investments in real estate under development by affiliates. This change was made to more accurately match the cost of our investments with the recognition of our revenue. It is our opinion that interest incurred prior to January 1, 2000 was not material.

Investments in Real Estate under Development and Investments in Real Estate under Development by Affiliates

All of our loans are classified for financial reporting purposes as investments in real estate under development or investments in real estate under development by affiliates (Notes 3 and 4). Such investments include capitalized interest and are stated at the lower of cost or net realizable value. Management conducts a review for impairment on an investment-by-investment basis whenever events or changes in circumstances indicate that the carrying amount of an investment may not be recoverable. An impairment is recognized when estimated expected future

                         PRIMECORE MORTGAGE TRUST, INC.

                          NOTES TO FINANCIAL STATEMENTS
                     December 31, 2000 and 1999 - continued

cash flows (undiscounted and without interest charges), typically from the sale of a completed property, are less than the carrying amount of the investment. The estimation of expected future net cash flows is inherently uncertain and relies to a considerable extent on assumptions regarding current and future economics and market conditions. If, in future periods, there are changes in the estimates or assumptions incorporated into the impairment review analysis, the changes could result in an adjustment to the carrying amount of the investments. To the extent an impairment has occurred, the excess of the carrying amount of the investment over its estimated fair value, less estimated selling costs, will be charged to income.

As of December 31, 2000, we believe there were no impairments of the carrying values of our investments.

Cash and Cash Equivalents

Cash and cash equivalents include cash held in financial institutions and other highly liquid short-term investments with original maturities of three months or less.

Income from Completed Real Estate Development

Our investment objective is to make construction mortgage loans on projects we believe are likely to ultimately sell for an amount sufficient to repay the principal plus interest of those loans at the agreed upon rate. We do not intend to own or develop property and do not participate in the profit realized by the borrower, including affiliated borrowers, upon sale of the property.

We recognize income from our investments in real estate under development upon the sale or refinancing of the completed real estate to or by a third party. Income is deferred, along with related points, until the property is sold or refinanced. We compute income as cash received (which includes amounts funded, accrued interest and points) less the carrying value of the investments at the date of repayment (which includes amounts funded and capitalized interest cost).

                         PRIMECORE MORTGAGE TRUST, INC.

                          NOTES TO FINANCIAL STATEMENTS
                     December 31, 2000 and 1999 - continued

Income Taxes

To continue to qualify as a REIT, we must currently distribute at least 95 percent of our taxable income. As a REIT, we generally will not be subject to corporate-level federal income tax on net income we distribute currently to our shareholders. As such, no provision for federal income taxes is included in our financial statements. Such taxes are the responsibility of the individual shareholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property and to federal income and excise taxes on our undistributed taxable income.

Net income for financial reporting purposes also differs from net income for tax reporting primarily due to differences in the method of revenue recognition for arrangements classified as loans for income tax purposes and equity-method investments in real estate under development for financial reporting purposes. The following table outlines the primary differences between financial reporting income and taxable income for the year ended December 31, 2000 and for the period from inception (March 18, 1999) to December 31, 1999:

                                                                     Period from
                                                                       Inception
                                                Year Ended   (March 18, 1999) to
                                         December 31, 2000      December 31,1999
                                       -------------------- --------------------

Net income (loss), as reported.........    $     3,572,311      $    (2,986,558)
        Less: Income from completed
          real estate development......        (15,103,946)          (2,566,301)
               Capitalized interest....         (4,680,818)                  --
        Add: Accrued interest income
          on loans and related
          points earned................         37,975,291           16,680,262
               Other...................            225,000                   --
                                       -------------------- --------------------
Taxable income.........................        $21,987,838         $ 11,127,403
                                       ==================== ====================
Preferred stock dividends..............        $21,609,791         $ 13,097,977
                                       ==================== ====================

Net Income Per Share of Common Stock

Per share amounts for our common stock are computed using the weighted average common shares outstanding during the period. Net income (loss) used in the calculation is reduced by dividends owed to preferred shareholders. The diluted weighted average common shares outstanding include the dilutive effect of stock options and other common stock equivalents. There are currently no stock options or other dilutive common stock equivalents, and as a result, the basic and diluted weighted average common shares outstanding for the year ended December 31, 2000 and the period from inception (March 18, 1999) to December 31, 1999, are the same and are 100 shares.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current year presentation and have no impact on reported net income or shareholders equity.

                         PRIMECORE MORTGAGE TRUST, INC.

                          NOTES TO FINANCIAL STATEMENTS
                     December 31, 2000 and 1999 - continued

3.   INVESTMENTS IN REAL ESTATE UNDER DEVELOPMENT:

We make loans with maturity dates generally ranging from 12 to 18 months. For financial reporting purposes, we apply the equity method of accounting for our investments. Investments in real estate under development represent funds advanced in cash plus capitalized interest on arrangements in effect at any particular time. Since real estate under development generates no operating income, we do not accrue any income for financial reporting purposes until the sale or refinancing of a property. The income that we ultimately realize is based upon the terms of the construction mortgage loan. During the year ended December 31, 2000, interest rates on loans outstanding ranged from 11 percent to 13 percent. In addition, we charged points, which were typically 4 percent of the borrowed amount during that same period.

The following table summarizes our portfolio of investments in real estate under development at December 31, 2000:

                                               Interest   Maturity Dates           Commitment             Carrying
         Location - County                        Rates                               Amount               Amount
--------------------------------------  ----------------  --------------  -------------------  -------------------

         Alameda                           11.00-11.25%     03/01-10/01           20,930,000            4,849,722
         Contra Costa                      11.00-12.00%     03/01-11/01           16,987,842            2,797,451
         Marin                             11.00-13.00%     01/01-02/02           61,230,000           31,861,815
         Monterey                          11.25-11.50%     04/01-05/02           30,800,000           16,142,512
         San Francisco                     11.25-13.00%     04/01-10/01           35,520,000           14,485,600
         San Mateo                         11.00-13.00%     02/01-05/02           86,635,230           41,342,468
         Santa Clara                       11.00-13.00%     12/00-04/02           92,395,000           53,393,586
         Other                             11.00-11.25%     05/01-06/01           18,035,000            9,489,065
                                                                          -------------------  -------------------

                                                                               $ 362,533,072        $ 174,362,219

                                                                          ===================  ===================

The following table summarizes our portfolio of investments in real estate under development at December 31, 1999.

                                               Interest        Maturity           Commitment             Carrying
         Location - County                        Rates           Dates               Amount               Amount
--------------------------------------  ----------------  --------------  -------------------  -------------------

         Alameda                           11.00-12.00%     04/00-03/01            1,265,000              564,221
         Contra Costa                            11.00%     05/00-10/00           23,352,842            4,960,151
         Marin                             11.00-13.00%     12/99-06/01           54,090,000           23,402,619
         San Francisco                           11.00%     08/00-01/01           32,600,000           16,352,410
         San Mateo                         11.00-12.00%     12/99-12/01           65,930,000           28,384,528
         Santa Clara                       11.00-13.00%     11/99-02/01           81,675,000           47,487,369
         Other                                   11.00%     05/98-05/01           29,040,500           10,835,671
                                                                          -------------------  -------------------

                                                                               $ 287,953,342        $ 131,986,969
                                                                          ===================  ===================

Earned but unrecognized interest and points on loans outstanding at December 31, 2000 totaled $31,166,724 compared with $13,475,298 in earned but unrecognized interest and points on loans outstanding at December 31, 1999. These amounts will be recognized as income from completed real estate development upon the sale or refinancing of the underlying property.

We will fund unfunded commitments on existing loans from the repayment of other loans, borrowings on our line of credit (Note 6), issuance of short-term notes payable or issuance of additional preferred stock. We believe we will have adequate sources of capital to fund these commitments when and as they become due.

                         PRIMECORE MORTGAGE TRUST, INC.

                          NOTES TO FINANCIAL STATEMENTS
                     December 31, 2000 and 1999 - continued

During the year ended December 31, 2000, we capitalized $3,562,236 of interest expense to investments in real estate under development compared with $0 during the year ended December 31, 1999.

4.   INVESTMENTS IN REAL ESTATE UNDER DEVELOPMENT BY AFFILIATES:

We have also made loans to affiliates of our manager acting as the developer. These arrangements are accounted for in a manner identical to that described in
Note 3 above. The following table summarizes our portfolio of investments in real estate under development by affiliates at December 31, 2000:

                                               Interest           Maturity    Commitment Amount             Carrying
         Location - County                        Rates              Dates                                    Amount
--------------------------------------  ----------------  --------------  -------------------  -------------------

         San Mateo                               11.25%        10/01-12/01           12,100,000            6,374,508
         Santa Clara                       11.00-11.50%        03/01-11/01           61,750,000           35,676,229
                                                                            -------------------  -------------------

                                                                                   $ 73,850,000         $ 42,050,737
                                                                            ===================  ===================

The following table summarizes our portfolio of investments in real estate under development by affiliates at December 31, 1999:

                                               Interest           Maturity           Commitment             Carrying
         Location - County                        Rates              Dates               Amount               Amount

--------------------------------------  ----------------  --------------  -------------------  -------------------

         Contra Costa                            11.00%              06/00            1,800,000            1,267,753
         San Mateo                               11.00%        11/99-09/00           22,825,000           25,223,831
         Santa Clara                             11.00%        06/00-03/01           33,930,000           18,732,927
         Other                                   11.00%              03/00            7,500,000            6,527,817
                                                                            -------------------  -------------------

                                                                                   $ 66,055,000         $ 51,752,328
                                                                            ===================  ===================

Earned but unrecognized interest and points on loans outstanding at December 31, 2000 totaled $7,944,747, compared with $3,204,964 at December 31, 1999. Such amounts will be recognized as income from completed real estate development upon the sale or refinancing of the underlying property.

During the year ended December 31, 2000, we capitalized $1,118,582 of interest expense to investments in real estate under development by affiliates compared with $0 during the year ended December 31, 1999.

5.   NOTES PAYABLE:

We had unsecured borrowings of $38,787,264 at December 31, 2000 compared with $6,844,474 at December 31, 1999 on notes issued to accredited investors through private placements. These notes have varying maturities of up to one year from the date of issuance. The notes bear interest at rates between 11 and 13 percent with interest payable monthly in arrears. Notes issued prior to September 29, 2000 are callable at the option of the note holder upon 60 day written notice, subject to availability of funds. Notes issued by us after September 29, 2000 may be redeemed at our option before their stated maturity. At December 31, 2000, $7,622,535 of our unsecured notes payable were held by our officers, directors or employees of our manager compared with $25,000 at December 31, 1999.

                         PRIMECORE MORTGAGE TRUST, INC.

                          NOTES TO FINANCIAL STATEMENTS
                     December 31, 2000 and 1999 - continued

6.   LINES OF CREDIT:

During the year ended December 31, 2000, we repaid the $2,195,000 balance owed on a $3,000,000 line of credit and obtained a new $10,000,000 line of credit with a commercial bank. The amount borrowed under the line of credit at December 31, 2000, was $6,644,692. Repayment is secured by our assets and guaranteed by our manager and another affiliate, carries interest at prime plus 1.25 percent (10.75 percent at December 31, 2000) and matures in September 2001. The terms of the line of credit require, among other provisions, that we maintain total equity of no less than $150,000,000, a debt to equity ratio of less than 1.5 to
1.0 and quarterly net income from operations of at least $500,000. We were in compliance with all covenants at December 31, 2000. We incurred loan fees and other costs of $141,034, which are included in other assets in the accompanying balance sheets and are being amortized on a straight-line basis over the life of the facility. Accumulated amortization of deferred loan fees amounted to $40,644 at December 31, 2000.


7.   TRANSACTIONS WITH AFFILIATES:

Management Fees

A management agreement dated March 30, 1999 between us and our manager provides for a monthly fee payable in arrears equal to 0.22 percent of the total commitment amount of the loans in our investments in real estate under development and in our investments in real estate under development by affiliates. We amended the agreement with our manager on October 1, 2000, which, among other things, increased the management fee to .25% per month, or 3.0% per annum, of the total commitment amount as described above. The increased rate becomes effective January 1, 2001.

For the year ended December 31, 2000, the portfolio management fees paid to our manager were $10,967,249, compared with $5,276,938 for the period from inception (March 18, 1999) to December 31, 1999.

Receivable from Affiliates

The $1,743,081 receivable from affiliate at December 31, 1999, represents the balance due from our manager as a result of a decision by our manager to pay from its own funds a shortage in the proceeds from the sale of a property below the carrying amount of our investment. The property had been acquired by an entity under our manager's control through foreclosure prior to the purchase of the investment by us. The receivable was settled during 2000.

Payable to Affiliate

The $236,972 and $1,404,690 payable to affiliate at December 31, 2000 and 1999 respectively represents short-term advances to us by our manager to facilitate our cash management. Our manager charges us an interest rate of 11 percent per annum on the outstanding balance.

                         PRIMECORE MORTGAGE TRUST, INC.

                          NOTES TO FINANCIAL STATEMENTS
                     December 31, 2000 and 1999 - continued

8.   COMMITMENTS AND CONTINGENCIES:

Litigation

We are involved in legal actions relating to our investments in real estate under development arising in the normal course of our business. We believe the liabilities, if any, which may ultimately result from such legal actions, will not have a materially adverse effect on our financial position, results of operations, or cash flows.

General Uninsured Losses

We require that our borrowers carry comprehensive liability, fire, flood, extended coverage, and rental loss insurance with policy specifications, limits, and deductibles customarily carried for similar properties. We also carry stop-gap insurance to cover losses in case a borrower's policy lapses. There are, however, certain types of extraordinary losses that may be either uninsurable or not economically insurable. Further, all of the investments are located in areas that are subject to earthquake activity. Should an investment sustain damage as a result of an earthquake, we may incur losses due to insurance deductibles, co-payments on insured losses, or uninsured losses. Should an uninsured loss occur, we could lose our investment in, and anticipated profits and cash flows from an investment.


9.  UNUADITED QUARTERLY RESULTS OF OPERATIONS:

The following represents an unaudited summary of quarterly results of operation for the year ended December 31, 2000 and for the period from inception (March 18, 1999) to December 31, 1999:

                            STATEMENTS OF OPERATIONS
                         For the year ended December 31,
                  2000 and for the period from inception (March
                         18, 1999) to December 31, 1999

                                     Three Months       Three Months         Three Months        Three Months
                                            Ended              Ended                Ended               Ended          Year Ended
                                   March 31, 2000      June 30, 2000  September 30,  2000   December 31, 2000    December 31, 2000
                               ------------------  -----------------  -------------------  -------------------  -------------------
REVENUES:

Income from completed real
   estate development
   (including $526,610,
    $471,390, $511,250,
    $1,530,832 and $3,040,
    082 from affiliates)           $   2,666,240      $   4,995,358       $    2,566,718       $    4,875,630        $  15,103,946

Other                                         32             36,352                    6                   --               36,390
                               ------------------  -----------------  -------------------  -------------------  -------------------
         Total  revenues               2,666,272          5,031,710            2,566,724            4,875,630           15,140,336

EXPENSES:

Management fees paid to
     an affiliate                      2,465,052          2,776,935            2,903,744            2,821,518           10,967,249
Interest                                      --                 --                   --                   --                   --
General, administrative
     and other                           199,952            129,097              128,953              142,775              600,776
                               ------------------  -----------------  -------------------  -------------------  -------------------
         Total expenses                2,665,004          2,906,032            3,032,697            2,964,293           11,568,025
                               ------------------  -----------------  -------------------  -------------------  -------------------
         Net income (loss)                 1,268          2,125,678             (465,973)           1,911,338            3,572,311
         Preferred stock
            dividends                 (5,366,223)        (5,238,210)          (5,355,477)          (5,649,881)         (21,609,791)
                               ------------------  -----------------  -------------------  -------------------  -------------------
         Net loss allocable
            to common             $   (5,364,955)     $  (3,112,532)      $   (5,821,450)     $    (3,738,543)      $  (18,037,480)
                               ==================  =================  ===================  ===================  ===================

Basic and diluted net loss
     per common share             $      (53,650)      $    (31,125)       $     (58,214)       $     (37,385)       $    (180,375)
                               ==================  =================  ===================  ===================  ===================
Basic and diluted
     weighted-average common
     shares                                  100                100                  100                  100                  100
                               ==================  =================  ===================  ===================  ===================

                         For the year ended December 31,
                  2000 and for the period from inception (March
                         18, 1999) to December 31, 1999

                                        Inception                                                                       Period from
                                 (March 18, 1999)       Three Months         Three Months         Three Months            Inception
                                               to              Ended                Ended                Ended  (March 18, 1999) to
                                   March 31, 1999      June 30, 1999  September 30,  1999    December 31, 1999    December 31, 1999
                               ------------------  -----------------  -------------------  -------------------  -------------------
REVENUES:

Income from completed real
   estate development
   (including $0, $0, $0,
   $38,530 and $38,530
   from affiliates)             $             --    $       109,653        $     536,099       $    1,920,549       $    2,566,301
Other                                         --             11,566                5,531                   --               17,097

                               ------------------  -----------------  -------------------  -------------------  -------------------

         Total revenues                       --            121,219              541,630            1,920,549            2,583,398

EXPENSES:

Management fees paid to
     an affiliate                             --          1,310,876            1,934,968            2,031,094            5,276,938
Interest expense                              --                 --               35,081              206,071              241,152
General, administrative
     and other                                --                 52               23,391               28,423               51,866
                               ------------------  -----------------  -------------------  -------------------  -------------------
         Total expenses                       --          1,310,928            1,993,440            2,265,588            5,569,956
                               ------------------  -----------------  -------------------  -------------------  -------------------
         Net income (loss)                    --         (1,189,709)          (1,451,810)            (345,039)          (2,986,558)
         Preferred stock
            dividends                         --         (2,740,142)          (4,990,853)          (5,366,982          (13,097,977)
                               ------------------  -----------------  -------------------  -------------------  -------------------
         Net loss allocable
            to common           $             --    $    (3,929,851)      $   (6,442,663)     $    (5,712,021)     $   (16,084,535)
                               ==================  =================  ===================  ===================  ===================
Basic and diluted net loss
     per common                 $             --       $    (39,299)       $     (64,426)       $     (57,120)      $     (160,845)

                               ==================  =================  ===================  ===================  ===================
Basic and diluted
     weighted-average
     common shares                           100                100                  100                  100                  100
                               ==================  =================  ===================  ===================  ===================

                                      F-16

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III
--------

Item 10.     Directors and Officers of the Registrant.

Our board of directors consists of five directors, two of which were elected after expansion of our board on March 1, 2001. We do not have an audit committee. Our directors, executive officers and senior officers and their positions are:

    Name                       Position
    ----                       --------

    Susan Fox                  Director and President
    William Whitlow            Chairman of the Board
    Michael Rider              Director, Treasurer and Chief Financial Officer
    Robert Puette              Director
    James Barrington           Director
    Ben Hamburg                Secretary

      The business background and experience of our directors and executive officers is as follows:

      Susan Fox, age 44, is a co-founder, director and president of the Company. Ms. Fox is also a director, President and sole shareholder of our manager, Primecore Funding Group, Inc., Primecore Properties, Inc., and Eprime, Inc., and is the sole member of 99 Investors LLC and 99 El Camino Partners, LLC. Ms. Fox's term of office as a director expires in 2001. Ms. Fox has been involved in real estate development and construction lending for over twenty years. In 1993, Ms. Fox became a consultant, then employee and President of Jim Ward & Associates, Inc. Ms. Fox was responsible for dealing with substantial loan workout situations relating to loans made prior to her retention by Jim Ward & Associates. Since 1996, Ms. Fox has been the President of Primecore Funding Group, Inc., which she formed with Michael Heren. Ms. Fox has overall management responsibility and primary responsibility for loan underwriting and managing the loan portfolio.

       William Whitlow, age 47, is Chairman of the Board of Directors of the Company, and is Chief Operating Officer of Primecore Funding Group, Inc. The Board of Directors appointed Mr. Whitlow to the Board on September 29, 2000, and the term of office to which he was elected expires in 2002. Mr. Whitlow received a Masters of Management from the J. L. Kellogg Graduate School of Management at Northwestern University, and a Masters of Architecture from the University of Illinois. Prior to joining Primecore, Mr. Whitlow was Managing Director of Arthur Andersen's Western Region Real Estate Capital Markets Group based in San Francisco. He was responsible for strategic capital markets consulting, private placements of debt and equity, portfolio and company sales, and mergers and acquisitions. Prior to joining Arthur Andersen, Mr. Whitlow was a Director of PricewaterhouseCoopers' Real Estate Capital Markets Group, operated his own real estate firm, Alliance Management, was a Vice President at Pacific Gateway Properties, where he directed the strategic management and repositioning of the company's real estate portfolio, and was with Aetna Realty Investors, where he held various positions over a 9-year period, performing loan production, asset management and dispositions services. Mr. Whitlow is a member of the Urban Land Institute, PREA, and the National Association of Real Estate Investment Trusts.

       Michael Rider, age 38, is a co-founder, director, treasurer and Chief Financial Officer of the Company. Mr. Rider's term of office as a director expires in 2003. Mr. Rider is a Certified Public Accountant. Mr. Rider was controller, then Chief Financial Officer for The Plymouth Group and its successor, TPG Development Corporation, a San Francisco Bay Area real estate development company from 1991 until 1998. Since July 1998, he has served as Chief Financial Officer of Primecore Funding Group, Inc. He is also the Chief Financial Officer for our affiliates: Eprime, Inc., Primecore Properties, Inc., and 99 Investors, LLC.

       Robert Puette, 58, was appointed, on March 1, 2001, to fill a newly created director position, with a term of office expiring in 2002. Mr. Puette formerly served as an advisory director to the Company. Between 1997 and 2000, Mr. Puette was the President, Chief Executive Officer, and member of the Board of Directors of Centigram Communications Corporation, a publicly held communications technology company headquartered in San Jose, California. Prior to his position at Centigram, Mr. Puette served as President, CEO and Chairman of the Board of Directors at NetFRAME Systems, a high-availability computer server company from 1995 to 1997, and from 1990 to 1993, Mr. Puette served as President of Apple USA. Prior to 1990, Mr. Puette served as a group general manager of Hewlett-Packard Company. Mr. Puette is also on the Board of Quality Semiconductor Corporation and is a former director of Cisco Systems, Inc. Mr. Puette holds a BSEE degree from Northwestern University and a MSDR degree from Stanford University.

       James Barrington, 59, was appointed, on March 1, 2001, to fill a newly created director position, with a term of office expiring in 2003. Mr. Barrington formerly served as an advisory director to the Company. From 1965 to 1999, Mr. Barrington was with Arthur Andersen LLP, serving primarily as an audit and business advisory partner. Mr. Barrington retired from Arthur Andersen LLP on August 31, 1999, and has been retired but doing limited consulting work since that time for BF Enterprises, a public real estate holdings and development company. Mr. Barrington formerly was a member of the board of directors of Resource Phoenix.Com, an online provider of financial and management reporting and record keeping services which has been liquidated. Mr. Barrington received a B.S. in accounting from San Jose State University and a M.B.A. from the University of California at Berkeley.

       Ben Hamburg, 47, is secretary of the Company. Mr. Hamburg is also General Counsel of Primecore Funding Group, Inc. Mr. Hamburg graduated from the University of California, Los Angeles, and earned his law degree from the University of California, Berkeley, Boalt Hall School of Law in 1979. Mr. Hamburg served as a law clerk to the Honorable Ira A. Brown, Jr., Judge of the San Francisco Superior Court. Since 1981, Mr. Hamburg has been in private practice, most recently with the San Francisco law firm of Freeland Cooper & Hamburg, and has specialized in real estate and commercial matters. Prior to joining Primecore as its General Counsel, Mr. Hamburg represented Primecore Funding Group as its outside legal counsel.

Section 16(a) Beneficial Ownership Reporting Compliance

Ms. Fox and Mr. Rider were directors and officers of the Company throughout 2000. Mr. Whitlow became a director in September 2000. Until October 2000, Michael Heren was a director and an officer of the Company. Because no person has ever owned more than 10% of the outstanding Preferred Stock, only the Company's officers and directors have been required to report under Section 16(a) of the Securities Exchange Act of 1934. Ms. Fox and Messrs. Rider and Heren should have filed statements of beneficial ownership on SEC Form 3 respecting their ownership of common stock and Preferred Stock during 2000 when the Preferred Stock became registered during 2000 under Section 12 of the 1934 Act. Mr. Whitlow should have done so within 10 days of becoming a director. Their failures to do so should have been addressed by filings on SEC Form 5 on or before February 14, 2001. A Form 5 was filed by each of Ms. Fox and Messrs. Whitlow and Rider during April 2001. Mr. Heren has not filed a Form 5.

Regulatory Proceedings

As indicated in prior reports, the manager was a party to certain regulatory proceedings before the California Department of Real Estate and both our manager and some related parties were the served by the California Department of Corporations with administrative subpoenas. All matters arose out of events related to the manager's method of doing business prior to formation of the Company. A description of the matters, as disclosed in prior reports and updated through the date of this filing, follows:

California Department of Real Estate

In February 1999, Primecore Funding Group, Inc. and its designated broker-officer, Michael Heren, were the subjects of an accusation filed by a deputy real estate commissioner of the California Department of Real Estate. The accusation followed an audit conducted by representatives of the Department of Real Estate and was based upon Primecore Funding Group, Inc.'s record-keeping activities as a real estate broker and Mr. Heren's supervision of those activities. The audit period covered records from January 1, 1997 through February 5, 1999, prior to the formation of the Company. None of the acts contained in the accusation involved the Company or any actions taken by Primecore Funding Group, Inc. on behalf of the Company.


Prior to the time the audit was performed, Primecore Funding Group, Inc.'s established manner of doing business involved solicitation, negotiation and servicing of construction mortgage loans between borrowers and private lenders. Primecore Funding Group, Inc. acted as a real estate broker; it was not a principal in the transactions. All of the loans were short-term construction loans that usually matured within 12 to 18 months. The loans were multi-lender transactions, usually with more than one beneficiary on a single note and deed of trust. Primecore Funding Group, Inc. did not maintain separate records for each beneficiary or transaction, and did not keep records that would permit a monthly reconciliation of the balances of all separate beneficiary or transaction records to the ending balance of the control record of all trust funds received and disbursed, as required by the California Code of Regulations. It also did not designate three of its four bank accounts as trust accounts, and did not carry fidelity bond coverage for two of the three signatories on those bank accounts who were not licensed by the Department of Real Estate.

Once advised of the results of the audit, Mr. Heren and Primecore Funding Group, Inc. promptly took steps to correct the out-of-trust and record-keeping compliance issues, with special attention being given to protecting investors from loss. The corporation designated its bank accounts as trust accounts and obtained a fidelity bond to cover its account signatories who were not licensed by the Department of Real Estate. Primecore Funding Group, Inc. also took steps, including creation of the Company, to bring its business practices into full compliance with all applicable rules and regulations.

In July 1999, an administrative law judge, conducted a hearing on the accusation. At the hearing, it was undisputed that no investor or borrower had ever lost money, and there was no dispute that Primecore Funding Group, Inc. was financially sound. The administrative law judge found that although the corporation's trust fund records were not maintained in compliance with the rules and regulations governing real estate licensees, there had been no diversion of funds, nor any dishonesty in Primecore Funding Group, Inc.'s dealings with investors or borrowers. The judge further found that all investor funds were accounted for and stayed in the business for the benefit of investors. In addition, the judge noted Primecore Funding Group, Inc.'s full cooperation with the Department of Real Estate and its formation of the Company to ensure future compliance with applicable record-keeping rules and regulations. As a result of these findings, the judge decided that it would not be against the public interest to permit Mr. Heren and Primecore Funding Group, Inc. to continue to hold real estate broker licenses upon specific terms and conditions. The judge recommended that Mr. Heren and Primecore Funding Group, Inc. should have restrictions placed on their real estate broker licenses for three years, and further recommended that Mr. Heren be required to take real estate education courses. The Real Estate Commissioner, Mr. Heren and Primecore Funding Group, Inc. accepted the recommendations.

On April 27, 2000, the California Department of Real Estate filed a new accusation against Primecore Funding Group, Inc., Mr. Heren and Ms. Fox. The accusation alleged new violations of trust fund accounting and reporting requirements relating to the remaining deeds of trust, and not to activities conducted on behalf of the Company. In addition, it was claimed that Ms. Fox, as President of Primecore Funding Group, Inc., had participated in negotiation of loans without a real estate license. Although Ms. Fox's activities were identical to those conducted at the time of the first accusation, the latter issue had never before been raised by the Department of Real Estate.

In August 2000, a hearing was again held before the same administrative law judge who had heard the first accusation. At the hearing, it was again undisputed that no investor or borrower had ever lost money, and again there was no dispute that Primecore Funding Group, Inc. was financially sound. The administrative law judge found that most of the violations were mostly technical and unintentional, were mainly due to the transition to a REIT format, and were promptly corrected when brought to the attention of management, with special attention being given to protecting investors from any loss. Again, the administrative law judge specifically found that there had been no diversion of funds, nor any dishonesty by Primecore Funding Group, Inc. or its management. In addition, the judge again noted Primecore Funding Group, Inc.'s full cooperation with the Department of Real Estate to ensure future compliance with applicable record keeping rules and regulations. Again, the judge found that it would not be against the public interest to allow Primecore Funding Group, Inc., Mr. Heren and Ms. Fox to continue to hold their real estate licenses. The judge recommended, and the Real Estate Commissioner agreed, that restricted licenses should continue to be available to Primecore Funding Group, Inc., Mr. Heren and Ms. Fox, with restrictions similar to those noted above with respect to the first accusation. In addition, the Commissioner suspended these restricted licenses for a 45-day period. On February 1, 2001, Ms. Fox filed a petition for writ of mandamus in San Mateo County Superior Court asking that the Court overturn the Commissioner's decision as to her on various grounds, including that the decision is not supported by the evidence, and is inconsistent with the law. The matter is presently pending, and no hearing date on the petition for writ of mandamus has been scheduled.

In operating solely on behalf of the Company in negotiating and arranging loans and in servicing loans and dealing with borrowers on loans in our portfolio, Primecore Funding Group, Inc. is legally exempt from reporting similar to the type involved in the accusations because the Company's securities are registered under section 12 of the Securities Exchange Act of 1934. Accordingly, for the reasons stated by the administrative law judge, and as a result of our formation and registration of securities, it is believed that there should be no further difficulties between Primecore Funding Group, Inc. or its officers and the California Department of Real Estate.

California Department of Corporations

On March 17, 1999, after Primecore Funding Group, Inc. had already determined to change to a REIT format, and the day before the Company was incorporated, the California Department of Corporations issued a Desist and Refrain Order directed to Primecore Funding Group, Inc., ordering it to stop selling securities, including any undivided interests in a note "of Primecore Funding Group, Inc." which is secured directly by real property, or any other security under California law.

The Order recited the Commissioner of Corporations opinion that the sale of undivided interests in a note directly secured by real property was a security that must be qualified or exempt from qualification before it can be sold.

Inasmuch as Primecore Funding Group, Inc. had already determined to form the Company to bring all activities into compliance with applicable regulations, no hearing was requested and no further administrative proceedings were scheduled.

On July 23, 1999, and March 9, 2000, the California Department of Corporations served administrative subpoenas for business records of Primecore Funding Group, Inc. and Primecore Mortgage Trust, Inc. issued pursuant to
California Corporation Code Section 25531 in connection with an inquiry concerning the business of Primecore Funding Group, Inc. and formation of Primecore Mortgage Trust, Inc. The records requested were provided.

Compensation of Directors

None of the directors of the Company who also serve as executive officers or employees of our affiliates receives any separate compensation for service on our Board of Directors or on any Board committee. Although all directors are entitled to receive reimbursement of reasonable out-of-pocket expenses incurred in connection with meetings of the Board of Directors, to date, no director has requested compensation for out of pocket expenses. Messrs. Puette and Barrington, who are not employed by our affiliates or us, receive annual compensation totaling $60,000. Our charter obligates us to indemnify our directors and officers and to pay or reimburse expenses for such individuals in advance of the final disposition of a proceeding to the maximum extent permitted from time to time by Maryland law. The Maryland General Corporation Law, the "Maryland GCL", permits a corporation to indemnify its present and former directors and officers, among others, against judgments, penalties, fines, settlements and reasonable expenses actually incurred by them in connection with any proceeding to which they may be made a party by reason of their service in those or other capacities, unless it is established that (a) the act or omission of the director or officer was material to the matter giving rise to the proceeding and (1) was committed in bad faith, or (2) was a result of active and deliberate dishonesty, (b) the director or officer actually received an improper personal benefit in money, property or services, or (c) in the case of any criminal proceeding, the director or officer had reasonable cause to believe that the act or omission was unlawful.

Terms of Directors and Officers

Our Board of Directors consists of the number of persons as shall be fixed by the Board of Directors from time to time by resolution to be divided into three classes, designated Class I, Class II and Class III, with each class to be as nearly equal in number of directors as possible. Currently there are five directors. Ms. Fox is a Class I director, Mr. Whitlow and Mr. Puette are Class II directors, and Mr. Rider and Mr. Barrington are Class III directors. Ms. Fox will stand for reelection at the annual meeting of shareholders held in 2001, and Messrs. Whitlow, Puette and Barrington will have their appointments come on for election at the same meeting. Thereafter, Class II and III directors will stand for reelection in 2002 and 2003. At each annual meeting, the successors to the class of directors whose term expires at that time are to be elected to hold office for a term of three years, and until their successors are elected and qualified, so that the term of one class of directors expires at each annual meeting.

For any vacancy on the Board of Directors, including a vacancy created by an increase in the number of directors, the vacancy may be filled by election of the Board of Directors or the shareholders, with the director so elected to serve until the next annual meeting of shareholders, if elected by the Board of Directors, or for the remainder of the term of the director being replaced, if elected by the shareholders; any newly-created directorships or decreases in directorships are to be assigned by the Board of Directors so as to make all classes as nearly equal in number as possible. Directors may be removed only for cause and then only by vote of a majority of the combined voting power of shareholders entitled to vote in the election for directors. Subject to the voting rights of the holders of the preferred stock, the charter may be amended by the vote of a majority of the combined voting power of shareholders, provided that amendments to the article dealing with directors may only be amended if it is advised by at least two-thirds of the Board of Directors and approved by vote of at least two-thirds of the combined voting power of shareholders. The effect of these as well as other provisions of our charter and bylaws may discourage takeover attempts and make more difficult attempts by shareholders to change management.

Executive officers are appointed by the Board of Directors, serve at the Board's pleasure and may be removed from office at any time without cause. There are no family relationships among any of our directors or executive officers.

Item 11.     Executive Compensation.
None of the executive officers of the Company receive compensation from us for their services. All are paid directly by our manager as part of and not in addition to the management fee. For the year ended December 31, 2000, the portfolio management fees paid to our manager were $10,967,249. We do not have a stock option or deferred compensation plan.

Item 12.     Security Ownership of Certain Beneficial Owners and Management.
The following table presents information regarding the beneficial ownership of our capital stock as of February 28, 2001 of: (1) each person known by us to own beneficially five percent or more of our outstanding capital stock; (2) each of our directors and executive officers; and (3) all of our directors and executive officers as a group. The beneficial owners named have, to our knowledge, sole voting and investment power with respect to the shares beneficially owned, subject to community property laws where applicable.

                                                  Number               Percent
 Title of Class           Beneficial Owner        of Shares            of Class
 --------------           ----------------        ---------            --------

 Class A
    Convertible Preferred     Susan Fox              22,500               *
                              Michael Rider           5,000               *
                              Robert Puette         404,349               2.1
                                                    -------               ---

                              Total                 431,686               2.1
                                                    =======               ===

 Common                       William Whitlow            40                40
                              Susan Fox                  40                40
                              Michael Rider              20                20
                                                    -------               ---

                              Total                     100               100
                                                    =======               ===

o Less than one percent of our outstanding capital stock.

Item 13.    Certain Relationships and Related Transactions.

Primecore Funding Group, Inc., our affiliate, manages all of our business, subject to direction from our Board of Directors. Our manager bears all operating expenses connected with originating and managing our mortgage loan portfolio, and receives a monthly management fee that is established by a written management agreement that we entered into with our manager. Our headquarters are the offices of our manager. We currently do not pay any rent for our headquarters, as these expenses are borne by our manager.

We have other affiliates, which are entities with whom we share common officers and some common directors, but which have their own business purposes. The following is a list of other affiliates:

Primecore  Properties,  Inc.  is  a  California   corporation,  incorporated  in
1997. Ms. Fox is its sole shareholder and one of its directors. Primecore Properties, Inc. is licensed by the California Department of Real Estate as a real estate corporation. Theresa May Couture is licensed as an individual real estate broker and is the designated broker-officer of Primecore Properties, Inc. Primecore Properties, Inc. provides services to us for activities that require a California real estate broker license, through an agreement with our manager. Primecore Properties, Inc. does not receive any compensation from us.

Eprime, Inc. is a California corporation, incorporated in 2000. Ms. Fox is the sole shareholder and director. She is the president and secretary, and Mr. Rider is the chief financial officer. Eprime, Inc. does not have any employees, does not provide any services to us and does not receive any compensation from us.

99 Investors, LLC, a California limited liability company, was formed in 1996. Ms. Fox is its sole member. It does not have any employees, does not perform any services for us and does not receive any compensation from us.

99 El Camino Partners, LLC, a California limited liability company, was formed in 1996. Ms. Fox is its sole member. The partnership has no employees, does not provide any services to us and does not receive any compensation from us. 99 El Camino Partners owns the property at 99 El Camino Real, Menlo Park, California, our principal place of business and that of our affiliates.

Because of our policy not to take title to real property through foreclosure or otherwise, we have previously relied on two of our affiliates, 99 Investors LLC and 99 El Camino Partners, LLC, to assume defaulted loans. Some of our directors and executive officers are principals of such affiliatesOur affiliates bear the risk of loss on the assumed loans, but they also will receive the benefit of any profits to be realized from the successful development and ultimate sale of the completed properties. Our affiliates and our principals are in a position to take advantage of opportunities for themselves to develop and sell those properties that otherwise belong, ultimately, to our shareholders. Also, on occasion, we may decide to make new loans to affiliates. While these loans are subject to the same underwriting criteria as any other loan, and have generally been made on equivalent, if not superior terms for the REIT, as compared with loans made to other borrowers, decisions are made, in part, by interested persons.As with other loans made to unaffiliated borrowers, due to changes in the scope of construction and general cost increases during development of a project, additional funds may be needed to complete a project. As with other loans, we will grant an additional extension of credit if our management believes repayment of the increased extension of credit is adequately secured. In the case of an affiliate, the principals of the affiliates, who are also our management and members of our board, will be involved in making the decision on our behalf, creating a conflict of interest. Also, in the event of a default on an affiliate loan, there would be a conflict of interest in connection with decisions on how to proceed. See Note 4 and Schedule 4 of our financial statements for further detail on investments in real estate under development by affiliates.

PART IV
-------

Item 14.        Exhibits, Financial Statement Schedules and Reports on Form 8-K.

     (a)      Documents filed as part of the report

          1. The following financial statements are included in this annual report on Form 10-K as part of Item 8:

               a.       Report of Independent Public Accountants
               b.       Balance Sheets At December 31, 2000 and 1999
               c. Statements of Operations for the year ended December 31, 2000 and for the period from inception (March 18, 1999) to December 31, 1999
               d. Statements of Shareholders' Equity for the year ended December 31, 2000 and for the period from inception (March 18, 1999) to December 31, 1999
               e. Statements of Cash Flows for the year ended December 31, 2000 and for the period from inception (March 18, 1999) to December 31, 1999
               f.       Notes to Financial Statements December 31, 2000 and 1999

          2. The following financial statement schedule is included in this annual report on Form 10-K following this Item 14.

               a.       Schedule IV - Mortgage loans on real estate -
                        December 31, 2000

          3.       Exhibits

                  Exhibits included with this Form 10-K following the signature page, or those incorporated by reference to other filings, are:


                 3i.1 Articles of Incorporation of the Company are hereby incorporated herein by reference from Exhibit 3(i) to the Company's Registration Statement on Form 10-12G, filed on April 28, 2000

                 3i.2 Articles Supplementary of the Company are hereby incorporated herein by reference from Exhibit 99.1 to the Company's Registration Statement on Form 10-12G, filed on April 28, 2000

                 3ii.1 Bylaws, Amended March 21, 2000, are hereby incorporated herein by reference from Exhibit 3(ii) to the Company's Registration Statement on Form 10-12G, filed on April 28, 2000

                 3ii.2    Bylaws, Amended March 1, 2001

                 4.1 Specimen Stock Certificate is hereby incorporated herein by reference from Exhibit 99.2 to the Company's Registration Statement on Form 10-12G, filed on April 28, 2000

                 4.2 Registration Rights Agreement is hereby incorporated herein by reference from Exhibit 4.1 to the Company's Registration Statement on Form 10-12G, filed on April 28, 2000

                 4.3 Founder's Registration Rights Agreement is hereby incorporated herein by reference from Exhibit 4.2 to the Company's Registration Statement on Form 10-12G, filed on April 28, 2000

                 10.1 Management Agreement dated March 30, 1999 is hereby incorporated herein by reference from Exhibit 10 to the Company's Registration Statement on Form 10-12G, filed on April 28, 2000

                 10.2     Management Agreement dated October 1, 2000

                 11.1     Statement re computation of per share earnings



     (b)      Reports on Form 8-K


              None.


                                                                                                                         SCHEDULE IV

                         PRIMECORE MORTGAGE TRUST, INC.

                          MORTGAGE LOANS ON REAL ESTATE
                                DECEMBER 31, 2000

                                                                                                                           Principal
                                                                                                                           Amount of
                                                                                                                       Loans Subject
                                                              Periodic                                    Carrying     to Delinquent
                                              Final Maturity   Payment                 Face Amount of     Amount of     Principal or
       Description            Interest Rate             Date     Terms    Prior Liens     Mortgages       Mortgages         Interest
----------------------------  --------------  --------------  --------  -------------  --------------  ------------  ---------------

INVESTMENTS IN REAL ESTATE

    Single Family Attached    11.00-12.00%       2/01 - 5/01    Note 1    $        --  $  8,685,000     $  4,609,846       $    --
    Land Development          11.00-12.00%       1/01 - 6/01    Note 1             --    16,417,842        8,566,653            --
    Condominium               11.00-11.50%      4/01 - 11/01    Note 1             --    79,060,000       25,968,646            --
    Single Family Detached    11.00-13.00%      12/00 - 5/02    Note 1     17,625,000   258,370,230      135,217,074            --
                                                                                       ------------- ---------------- -------------

                                                                                       $362,533,072     $174,362,219      $     --
                                                                                       ============= ================ =============

REAL ESTATE UNDER DEVELOPMENT
BY AFFILIATES

    104 Second Street -
          5 unit Condo              11.50%          11/20/01              $        --     2,450,000     $  1,855,998      $     --
    Quarry Estates Lot 1 -
          Single Family             11.50%            4/1/01                       --     5,000,000        4,422,584            --
    Quarry Estates Lot 2 -
          Single Family             11.50%            4/1/01                       --     5,000,000        4,390,263            --
    7 Lots, Los Altos Nursery       11.00%           3/31/01                3,927,000    12,800,000        7,526,933            --
    Quarry Estates Lot 13 -
          Single Family             11.00%           9/15/01                1,200,000     5,000,000        1,670,228            --
    Quarry Estates Lot 15 -
          Single Family             11.00%           9/15/01                1,200,000     5,000,000        1,794,693            --
    Quarry Estates Lot 16 -
          Single Family             11.00%           9/15/01                1,200,000     5,000,000        1,597,956            --



                                                                                                                           Principal
                                                                                                                           Amount of
                                                                                                                       Loans Subject
                                                              Periodic                                    Carrying     to Delinquent
                                              Final Maturity   Payment                 Face Amount of     Amount of     Principal or
       Description            Interest Rate             Date     Terms    Prior Liens     Mortgages       Mortgages         Interest
----------------------------  --------------  --------------  --------  -------------  --------------  ------------  ---------------

    8 Los Altos Properties        11.00%           9/27/01               70,062,000     13,500,000      9,686,571               --
    91 Fleur Place -
          Single Family           11.25%          10/27/01                3,185,000      5,000,000      3,810,244               --
    37 Euclid -
          Single Family           11.25%          12/29/01                2,000,000      7,100,000      2,564,263               --
    Scotia Pines Subdivision      11.00%            3/1/01               83,562,000      8,000,000      2,731,003               --
                                                                                    ------------------------------------------------

                                                                                        73,850,000   $ 42,050,737          $    --
                                                                                    ================================================

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2001
                                 PRIMECORE MORTGAGE TRUST , INC .

                                 By:            /s/ SUSAN FOX
                                    ------------------------------------
                                             Susan Fox, President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Name                       Capacity                      Date

     /s/ SUSAN FOX            Director and President          March 31, 2001
     -------------
       Susan Fox

  /s/ WILLIAM WHITLOW         Chairman of the Board           March 31, 2001
  -------------------
    William Whitlow

   /s/ MICHAEL RIDER      Director, Treasurer and Chief       March 31, 2001
   -----------------            Financial Officer
     Michael Rider

                                 EXHIBIT INDEX


            EXHIBIT
            NUMBER                DESCRIPTION OF EXHIBIT

            3ii.2                 Bylaws, Amended March 1, 2001
            10.2                  Management Agreement dated October 1, 2000
            11.1                  Statement re computation of per share earnings