Form 10-Q
period 2001-03-31
PRIMECORE MORTGAGE TRUST INC
filed 2001-05-14
CIK 1086670

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                                       |X|

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

                                       | |

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


                                 Not Applicable
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     The number of shares of convertible preferred stock outstanding as of March 31, 2001 was 21,037,719. The number of shares of common stock outstanding as of March 31, 2001 was 100.

TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS.............................................. 4


            Balance Sheets as of March 31, 2001 (unaudited) and
                                   December 31, 2000.......................... 5

            Statements of Operations for the Three Months Ended
                                   March 31, 2001 and 2000 (unaudited)........ 6

            Statement of Shareholders' Equity for the Three Months Ended
                                   March 31, 2001 (unaudited)................. 7

            Statements of Cash Flows for the Three Months
                                   Ended March 31, 2001 and 2000 (unaudited).. 8

            Notes to the Financial Statements (unaudited)..................... 9


ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                   AND RESULTS OF OPERATIONS................. 16


ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....... 20


PART II.    OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS................................................ 21


ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS........................ 21


ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.................................. 21


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............. 21


ITEM 5.     OTHER INFORMATION................................................ 21


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K................................. 22


            (a) Exhibits..................................................... 22


            (b) Reports on Form 8-K.......................................... 22


            SIGNATURES....................................................... 23

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

     Attached are the following unaudited financial statements of Primecore Mortgage Trust, Inc. (the "Company"):

     (1)  Balance Sheets as of March 31, 2001 (unaudited), and December 31, 2000

     (2) Statements of Operations for the Three Months ended March 31, 2001 and 2000 (unaudited)

     (3) Statement of Shareholders' Equity for the Three Months ended March 31, 2001 (unaudited)

     (4) Statements of Cash Flows for the Three Months ended March 31, 2001 and 2000 (unaudited)

     (5)  Notes to Financial Statements (unaudited)

     The financial statements referred to above should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2000 as filed with the Securities and Exchange Commission in our Annual Report on Form 10-K filed March 30, 2001.

                                             PRIMECORE MORTGAGE TRUST, INC.

                                                     BALANCE SHEETS
                                   As of March 31, 2001 (unaudited) and December 31, 2000

                                                                              March 31, 2001    December 31, 2000
                                                                                 (unaudited)
                                                                        --------------------- --------------------
ASSETS:
Investments in real estate under development............................     $   178,659,634       $  174,362,219
Investments in real estate under development by affiliates..............          39,476,226           42,050,737
Cash and cash equivalents...............................................              73,220                 --
Other assets, net.......................................................              79,353              132,135
                                                                        --------------------- --------------------

     Total assets.......................................................     $   218,288,433       $  216,545,091
                                                                        ===================== ====================

LIABILITIES AND SHAREHOLDERS' EQUITY:
Notes payable (including $7,596,480 and $7,622,535 to affiliates at
   March 31,2001, and December 31, 2000, respectively)..................      $   31,875,983       $   38,787,264
Secured line of credit..................................................           8,592,537            6,644,692
Accrued expenses and other..............................................             776,228              723,512
Bank overdraft..........................................................           1,656,957            3,086,941
Preferred stock dividends payable.......................................           2,015,087            1,901,863
Payable to affiliate....................................................           2,434,447              236,972
                                                                        --------------------- --------------------

     Total liabilities..................................................          47,351,239           51,381,244
                                                                        --------------------- --------------------

SHAREHOLDERS' EQUITY:
Preferred stock: par value $0.01, 40,000,000 shares authorized;
   21,037,719 and 19,946,445 shares issued and outstanding at
    March 31,2001, and December 31, 2000, respectively; entitled to $10 per share in liquidation before any distributions to common
   liquidation before any distributions to common.......................         210,198,601          199,285,861
Common stock:  par value $0.01, 10,000,000 shares authorized; 100 shares issued and outstanding at March 31, 2001, and December 31,
   2000, respectively                                                                      1                    1
Retained deficit........................................................         (39,261,408)         (34,122,015)
                                                                        --------------------- --------------------

     Total shareholders' equity.........................................         170,937,194          165,163,847
                                                                        --------------------- --------------------

     Total liabilities and shareholders' equity.........................      $  218,288,433       $  216,545,091
                                                                        ===================== ====================



                                   The accompanying notes are an integral part of these statements.

                         PRIMECORE MORTGAGE TRUST, INC.

                            STATEMENTS OF OPERATIONS
               For the three months ended March 31, 2001 and 2000
                                   (unaudited)


                                                               Three Months      Three Months
                                                                      Ended             Ended
                                                              March 31,2001     March 31,2000
                                                           ----------------- -------------------
REVENUES:
Income from completed real estate development (including
     $0 and $526,610 from affiliates for the three months
     ended March 31, 2001 and 2000, respectively).....        $  3,978,796      $  2,666,240

Other   ..............................................                  81                32
                                                           ----------------- -----------------
     Total revenues...................................           3,978,877         2,666,272
                                                           ----------------- -----------------

EXPENSES:
Management fees paid to an affiliate..................            3,122,154         2,465,052
General, administrative and other.....................               44,658           199,952
                                                           ----------------- -----------------
     Total expenses...................................            3,166,812         2,665,004
                                                           ----------------- -----------------

     Net income.......................................              812,065             1,268
     Preferred stock dividends........................           (5,951,458)       (5,366,223)
                                                           ----------------- -----------------
     Net loss allocable to common.....................       $   (5,139,393)    $  (5,364,955)
                                                           ================= =================

Basic and diluted net loss per common share...........         $    (51,394)      $   (53,650)
                                                           ================= =================

Basic and diluted weighted-average shares outstanding.                 100               100
                                                           ================= =================



                                   The accompanying notes are an integral part of these statements.

                         PRIMECORE MORTGAGE TRUST, INC.

                        STATEMENT OF SHAREHOLDERS' EQUITY
                    For the three months ended March 31, 2001
                                   (unaudited)
                                                                                              Retained
                                             Preferred Stock             Common Stock          Deficit          Total
                                             ---------------             ------------          -------          -----

                                           Shares         Amount        Shares   Amount
                                           ------         ------        ------   ------
Shareholders' equity at
   December 31, 2000.................    19,946,445    $199,285,861       100     $ 1       $(34,122,015)    $165,163,847
Issuance of preferred stock..........     1,124,152      11,241,520        --      --                 --       11,241,520
Issuance of preferred stock under
   dividend reinvestment plan........       170,830       1,708,300        --      --                 --        1,708,300
Redemption of preferred stock........      (203,708)     (2,037,080)       --      --                 --       (2,037,080)
Dividends to preferred
   shareholders......................            --              --        --      --         (5,951,458)      (5,951,458)
Net income...........................                                                            812,065          812,065
                                                 --              --        --      --
                                      -------------------------------------------------------------------------------------
Shareholders' equity at
   March 31, 2001....................    21,037,719    $210,198,601      100     $ 1        $(39,261,408)    $170,937,194
                                      =====================================================================================






                                   The accompanying notes are an integral part of these statements.

                                             PRIMECORE MORTGAGE TRUST, INC.

                                                STATEMENTS OF CASH FLOWS
                                   For the three months ended March 31, 2001 and 2000
                                                       (unaudited)


                                                                                   Three Months         Three Months
                                                                                          Ended                Ended
                                                                                  March 31,2001        March 31,2000
                                                                           -----------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss).........................................................        $     812,065         $      1,268
     (Decrease) increase in accrued expenses, bank overdraft and other....           (1,377,268)             836,093
     Increase (decrease) in payable to affiliate..........................            2,197,475             (125,282)
     Decrease in other assets, net........................................               52,784               49,398
                                                                           -----------------------  -----------------
          Net cash provided by operating activities.......................            1,685,056              761,477
                                                                           -----------------------  -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Investments in real estate under development......................          (24,407,892)         (52,534,972)
        Investments in real estate under development by affiliates........           (2,313,483)          (9,599,699)
        Return of investments in real estate under development............           20,110,477           37,163,576
        Return of investments in real estate under development by
                                                        affiliates........            4,887,993           14,246,802
        Decrease in receivable from affiliate.............................                 --                900,000
                                                                           -----------------------  -----------------
          Net cash used in investing activities...........................           (1,722,905)          (9,824,293)
                                                                           -----------------------  -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Redemptions of preferred stock....................................           (2,037,080)          (2,982,350)
        Proceeds from sales of preferred stock, net of offering costs.....           11,241,520                   --
        Issuance of notes payable.........................................            5,564,700           14,543,471
        Additions to notes payable from reinvested interest                             278,237                   --
        Repayment of notes payable........................................          (12,754,219)                  --
        Borrowings on secured line of credit..............................            1,947,845              775,000
        Payment of preferred stock dividends..............................           (4,129,934)          (3,948,833)
                                                                           -----------------------  -----------------
          Net cash  used in financing activities..........................              111,069            8,387,288
                                                                           -----------------------  -----------------
          Net increase (decrease) in cash and cash equivalents............               73,220             (675,528)
Beginning cash and cash equivalents.......................................                   --              675,528
                                                                           -----------------------  -----------------

Ending cash and cash equivalents..........................................        $      73,220        $          --
                                                                           =======================  =================

Cash paid for interest, net of amounts capitalized of $1,278,450 and $427,226, for the three months ended March 31, 2001, and 2000,
   respectively                                                                   $          --        $          --
                                                                           =======================  =================

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
   AND FINANCING ACTIVITIES:
Investments in real estate under development received in exchange for
   unsecured notes........................................................        $          --          $   395,000
Investments in real estate under development by affiliates received in
   exchange for unsecured notes...........................................                   --              170,000
Reinvested Preferred Stock dividends                                                  1,708,300            1,430,290


                                   The accompanying notes are an integral part of these statements.

                         PRIMECORE MORTGAGE TRUST, INC.

                        NOTES TO THE FINANCIAL STATEMENTS
                    For the three months ended March 31, 2001
                                   (unaudited)

1.   ORGANIZATION AND BUSINESS:

Organization

Primecore Mortgage Trust, Inc., a Maryland corporation, was formed on March 18, 1999 (inception) and commenced operations effective May 1, 1999 as a real estate investment trust (REIT). We are engaged in the business of funding and holding short-term construction mortgage loans secured by single-family and multi-unit residential real property, as well as land acquisition and development loans secured by undeveloped real property, located in the greater San Francisco Bay Area. We are managed by Primecore Funding Group, Inc., a California corporation located in Menlo Park, California. Our manager is responsible for origination and servicing of the construction mortgage loans we invest in, and receives a contractually-set monthly management fee.

Capitalization

We have authorized 50,000,000 shares of capital stock with a $0.01 par value; 40,000,000 shares are designated Class A Convertible Preferred (Preferred Stock), and 10,000,000 shares are designated as common.

At March 31, 2001, there were 100 shares of common stock outstanding, all held by William Whitlow, Susan Fox and Michael Rider, who are employees and officers of our manager. Ms. Fox owns all of the stock of our manager.

The 21,037,719 and 19,946,445 shares of Preferred Stock outstanding as of March 31, 2001 and December 31, 2000, respectively, rank senior to our common stock as to dividends and liquidation rights. The shares are convertible into, and have voting rights equal to, the same number of shares of our common stock. We will not pay any dividends to the holders of the common stock so long as any Preferred Stock is outstanding.

Preferred stock dividends are paid monthly in arrears and were $0.29 per share (based on weighted average preferred shares outstanding of 20,698,831) for the three months ended March 31, 2001, compared with $0.28 per share (based on weighted average preferred shares outstanding of 18,993,468) for the three months ended March 31, 2001. The terms of our dividend reinvestment plan permit our shareholders to reinvest dividends in additional shares of Preferred Stock, currently at $10 per share.

Holders of our Preferred Stock do not have a right to redeem their shares. Our Board of Directors, however, currently has a stock redemption policy for shareholders who wish to sell their shares to us. The policy may be modified or terminated at the Board's discretion at any time. Currently, we will repurchase shares at $10.00 per share if we have cash available for redemption. Cash available for redemption is determined at the Board of Director's sole discretion, and is net of current expenses, anticipated expenses, dividends, debt obligations and reserves for operating funds. We will not sell or otherwise liquidate any portion of our mortgage loan portfolio or other assets to fund a redemption request. We also reserve the right to limit the number and frequency of stock redemptions by any shareholder.

We completed two private placements of our Preferred Stock in 1999 at $10 per share. The first placement sold a total of 18,048,772 shares between March 31, 1999 and August 31, 1999. The second placement sold an additional 1,147,743 shares of Preferred Stock between September 10, 1999 and October 29, 1999. Our manager expects that all future placements will be for cash, which will then be used primarily to fund additional loans. In connection with the private placements completed in 1999, our manager paid placement costs of $187,829 on our behalf.

We began a new equity private placement offering of an additional 20,000,000 shares of Class A Convertible Preferred Stock at $10.00 per share in August 2000, through which we have issued 3,965,214 shares of Class A Convertible

                         PRIMECORE MORTGAGE TRUST, INC.

                        NOTES TO THE FINANCIAL STATEMENTS
                    For the three months ended March 31, 2001
                                   (unaudited)

Preferred Stock as of March 31, 2001, for net proceeds of $39,652,140. This placement was undertaken to purchase and fund additional and existing construction mortgage loans and for working capital purposes. This placement is ongoing, and is presently scheduled to close on or before August 31, 2001.

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

Other. In addition, we are subject to other significant business and financial risks, including but not limited to liquidity, the prevailing market for residential real estate, interest rates, dependence on our manager, timely completion of projects, lack of borrower diversification, and potential environmental matters relating to properties on which we have made loans. For additional information see Risk Factors set forth in our Form 10-K dated March 30, 2001.

Retained Deficit

We had a retained deficit as of March 31, 2001 and December 31, 2000 because we pay dividends to the holders of our Preferred Stock based on our taxable income, in accordance with REIT requirements. Our taxable income differs from income measured in accordance with generally accepted accounting principles due to timing differences in the recognition of income from our investments in real estate. See Income Taxes in Note 2 below. These dividend distributions are expected to be matched by revenues from completed real estate projects in future periods, as described in Note 2.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

The accompanying unaudited financial statements present the financial position of the Company as of March 31, 2001, and December 31, 2000, and the results of operations and cash flows of the Company for the three months ended March 31, 2001 and 2000. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position and results of operations of the Company as of March 31, 2001 and for the period then ended.

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

                         PRIMECORE MORTGAGE TRUST, INC.

                        NOTES TO THE FINANCIAL STATEMENTS
                    For the three months ended March 31, 2001
                                   (unaudited)

Investments in Real Estate under Development and Investments in Real Estate under Development by Affiliates

All of our loans are classified for financial reporting purposes as investments in real estate under development or investments in real estate under development by affiliates (Notes 3 and 4). Such investments include capitalized interest and are stated at the lower of cost or net realizable value. Management conducts a review for impairment on an investment-by-investment basis whenever events or changes in circumstances indicate that the carrying amount of an investment may not be recoverable. An impairment is recognized when estimated expected future cash flows (undiscounted and without interest charges), typically from the sale of a completed property, are less than the carrying amount of the investment. The estimation of expected future net cash flows is inherently uncertain and relies to a considerable extent on assumptions regarding current and future economic and market conditions. If, in future periods, there are changes in the estimates or assumptions incorporated into the impairment review analysis, the changes could result in an adjustment to the carrying amount of the investments. To the extent an impairment has occurred, the excess of the carrying amount of the investment over its estimated fair value, less estimated disposition costs, will be charged to income.

As of March 31, 2001, we believe there were no impairments of the carrying values of our investments.

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

We recognize income from our investments in real estate under development upon the sale or refinancing of the completed real estate to or by a third party. Income is deferred, along with related points, until the property is sold or refinanced. We compute income as cash received (which includes amounts funded, accrued interest and points) less the carrying value of the investments at the date of repayment (which includes amounts funded and capitalized interest costs).

Income Taxes

To continue to qualify as a REIT, we must currently distribute at least 90 percent of our taxable income. As a REIT, we generally will not be subject to corporate-level federal income tax on net income we distribute currently to our shareholders. As such, no provision for federal income taxes is included in our financial statements. Such taxes are the responsibility of the individual shareholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property and to federal income and excise taxes on our undistributed taxable income.

                         PRIMECORE MORTGAGE TRUST, INC.

                        NOTES TO THE FINANCIAL STATEMENTS
                    For the three months ended March 31, 2001
                                   (unaudited)

Net income for financial reporting purposes also differs from net income for tax reporting primarily due to differences in the method of revenue recognition for arrangements classified as loans for income tax purposes and equity-method investments in real estate under development for financial reporting purposes. The following table outlines the primary differences between financial reporting income and taxable income for the three months ended March 31, 2001 and 2000:

                                                                Three Months Ended   Three Months Ended
                                                                    March 31, 2001       March 31, 2000
                                                              ---------------------  -------------------

Net income,  as reported......................................      $      812,065       $        1,268
     Less: Income from completed real estate development                (3,978,796)          (2,666,240)
            Capitalized interest..............................          (1,278,450)            (427,226)
     Add:  Accrued interest income on loans and related points
           earned.............................................          10,468,781            8,228,271
     Other                                                                  56,250                   --
                                                              ---------------------  -------------------

Taxable income................................................      $    6,079,850       $    5,136,073
                                                               ====================  ===================

Preferred stock dividends.....................................      $    5,951,458       $    5,366,223
                                                              =====================  ===================

Net Income Per Share of Common Stock

Per share amounts for our common stock are computed using the weighted average common shares outstanding during the period. Net income used in the calculation is reduced by dividends owed to preferred shareholders. The diluted weighted average common shares outstanding include the dilutive effect of stock options and other common stock equivalents. There are currently no stock options or other dilutive common stock equivalents, and as a result, the basic and diluted weighted average common shares outstanding for the three months ended March 31, 2001 and 2000, are the same and are 100 shares.

3.   INVESTMENTS IN REAL ESTATE UNDER DEVELOPMENT:

We make loans with maturity dates generally ranging from 12 to 18 months. For financial reporting purposes, we apply the equity method of accounting for our investments. Investments in real estate under development represent funds advanced in cash plus capitalized interest on arrangements in effect at any particular time. Since real estate under development generates no operating income, we do not accrue any income for financial reporting purposes until the sale or refinancing of a property. The income that we ultimately realize is based upon the terms of the construction mortgage loan. During the three months ended March 31, 2001, interest rates on loans outstanding ranged from 11 percent to 18 percent. In addition, we charged points, which were typically 4 percent of the borrowed amount during that same period.


                         PRIMECORE MORTGAGE TRUST, INC.

                        NOTES TO THE FINANCIAL STATEMENTS
                    For the three months ended March 31, 2001
                                   (unaudited)

The following table summarizes our portfolio of investments in real estate under development at March 31, 2001:
                                               Interest  Maturity Dates           Commitment             Carrying
     Location - County                            Rates                               Amount               Amount
-------------------------------------------------------- ------------------------------------ --------------------

     Alameda                               11.00-11.50%     04/01-10/01           21,095,000            5,451,042
     Contra Costa                                11.00%           11/01           14,500,000            3,336,811
     Marin                                 11.00-18.00%     03/01-02/02           56,295,000           31,842,402
     Monterey                                    11.50%     04/01-05/02           35,200,000           16,676,839
     San Francisco                         11.25-11.50%     07/01-10/01           24,065,000           14,036,483
     San Mateo                             11.00-13.00%     04/01-06/02           82,785,230           41,969,087
     Santa Clara                           11.00-13.00%     04/01-04/02           86,895,000           54,655,631
     Other                                 11.00-11.25%     05/01-06/01           17,665,000           10,691,339
                                                                        --------------------- --------------------

                                                                              $  338,500,230         $178,659,634
                                                                        ===================== ====================

Earned but unrecognized interest and points on loans outstanding at March 31, 2001 totaled $34,372,093. These amounts will be recognized as income from completed real estate development upon the sale or refinancing of the underlying property.

We will fund unfunded commitments on existing loans from the repayment of other loans, borrowings on our line of credit (Note 6), issuance of short-term notes payable or issuance of additional Preferred Stock. We believe we will have adequate sources of capital to fund these commitments when and as they become due.

As of March 31, 2001, we had one loan which had not been paid by its stated maturity date. The loan is bearing interest at the default rate and the borrower has been making principal paydowns under an agreed upon payment schedule which provides for full payment by May 31, 2001.

During the three months ended March 31, 2001, we capitalized $1,035,898 of interest expense to investments in real estate under development .

4.   INVESTMENTS IN REAL ESTATE UNDER DEVELOPMENT BY AFFILIATES:

We have also made loans to affiliates of our manager acting as the developer. These arrangements are accounted for in a manner identical to that described in
Note 3 above. The following table summarizes our portfolio of investments in real estate under development by affiliates at March 31, 2001:

                                               Interest           Maturity           Commitment             Carrying
     Location - County                            Rates              Dates               Amount               Amount
-------------------------------------------------------- ------------------ -------------------- --------------------
     San Mateo                                   11.25%        10/01-12/01           12,100,000            6,701,532
     Santa Clara                           11.00-11.50%        04/01-04/02           57,750,000           32,774,694
                                                                            -------------------- --------------------

                                                                                 $   69,850,000       $   39,476,226
                                                                            ==================== ====================

Earned but unrecognized interest and points on loans outstanding at March 31, 2001 totaled $9,297,550. Such amounts will be recognized as income from completed real estate development upon the sale or refinancing of the underlying property.

                         PRIMECORE MORTGAGE TRUST, INC.

                        NOTES TO THE FINANCIAL STATEMENTS
                    For the three months ended March 31, 2001
                                   (unaudited)

During the three months ended March 31, 2001, we capitalized $242,552 of interest expense to investments in real estate under development by affiliates.

5.   NOTES PAYABLE:

We had unsecured borrowings of $31,875,983 at March 31, 2001 compared with $38,787,264 at December 31, 2000 on notes issued to accredited investors through private placements. These notes have varying maturities of up to one year from the date of issuance. The notes bear interest at rates between 10 and 13 percent with interest payable monthly in arrears. Notes issued prior to September 29, 2000 are callable at the option of the note holder upon 60 day written notice, subject to availability of funds. Notes issued by us after September 29, 2000 may be redeemed at our option before their stated maturity. At March 31, 2001, $7,626,480 of our unsecured notes payable was due to our officers, directors or employees of our manager compared with $7,622,535 at December 31, 2000.

6.   LINES OF CREDIT:

We have a $10,000,000 line of credit with a commercial bank. The amount borrowed under the line of credit at March 31, 2001, was $8,592,937, compared with $6,644,692 at December 31, 2000. Repayment is secured by our assets and is guaranteed by our manager and another affiliate. The line of credit carries interest at prime plus 1.25 percent (9.25 percent at March 31, 2001) and matures in September 2001. The terms of the line of credit require, among other provisions, that we maintain total equity of no less than $150,000,000, a debt to equity ratio of less than 1.5 to 1.0 and quarterly net income from operations of at least $500,000. We were in compliance with all covenants at March 31, 2001.

7.   TRANSACTIONS WITH AFFILIATES:

Management Fees

A management agreement dated March 30, 1999 and amended on October 1, 2000 between us and our manager provides for a monthly fee payable in arrears equal to 0.25 percent of the total commitment amount of the loans in our investments in real estate under development and in our investments in real estate under development by affiliates.

For the three months ended March 31, 2001, the portfolio management fees earned by our manager were $3,122,154, compared with $2,465,052 for the three months ended March 31, 2000.

Payable to Affiliate

The $2,434,447 and $236,972 payable to affiliate at March 31, 2001 and December 31, 2000, respectively, represents short-term advances to us by our manager to facilitate our cash management. Our manager charges us an interest rate of 11 percent per annum on the outstanding balance which amounted to $14,119 for the three months ended March 31, 2001 compared with $1,997 for the three months ended March 31, 2000. This amount has been capitalized to investment in real estate under development and investment in real estate under development by affiliates.

                         PRIMECORE MORTGAGE TRUST, INC.

                        NOTES TO THE FINANCIAL STATEMENTS
                    For the three months ended March 31, 2001
                                   (unaudited)

8.   COMMITMENTS AND CONTINGENCIES:

Litigation

We are involved in legal actions relating to our investments in real estate under development arising in the normal course of our business. We believe the liabilities, if any, which may ultimately result from such legal actions, will not have a material adverse effect on our financial position, results of operations, or cash flows.

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

Statements contained in this Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Form 10-Q, which are not historical facts, may be forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Investors are cautioned not to attribute undue certainty to these forward-looking statements, which speak only as of the date of this Form 10-Q filing. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this registration statement or to reflect the occurrence of unanticipated events, other than as required by law.

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

We began a new equity private placement offering of an additional 20,000,000 shares of Class A Convertible Preferred Stock at $10.00 per share in August 2000, through which we have issued 3,965,214 shares of Class A Convertible Preferred Stock as of March 31, 2001, for net proceeds of $39,652,140. This placement was undertaken to purchase and fund additional and existing construction mortgage loans and for working capital purposes. This placement is ongoing, and is presently scheduled to close on or before August 31, 2001.

We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"), and as such, are required to distribute at least 90 percent of our taxable income annually, subject to adjustments. Our manager expects that the cash for such distributions will be generated from our day-to-day operations, although we may also borrow funds to make distributions.

We may experience high volatility in financial reporting net income and tax basis income from quarter to quarter and year to year, primarily as a result of fluctuations in timing of completion of our investments in real estate under development, interest rates, and general economic conditions in the greater San Francisco Bay Area. Our operating results will depend, in part, upon our ability to manage our interest rate and credit risks while maintaining our REIT status.

Results of Operations

Earnings per share are computed using the weighted average common shares during the three months ended March 31, 2001. During the three months ended March 31, 2001, after reducing net income by dividends of $5,951,458 paid to preferred shareholders, net loss allocable to common shareholders was $5,139,393, or a loss of $51,394 per weighted average common share, compared with a net loss allocable to common shareholders for three months ended March 31, 2000 of $5,364,955, or $53,650 per weighted average common share.

The loans we make are considered real estate acquisition, development and construction ("ADC") investments for financial reporting purposes. As of March 31, 2001, our ADC investments totaled approximately $218,136,000, compared with approximately $216,413,000 at December 31, 2000. Funding commitments on these loans totaled approximately $408,350,000 at March 31, 2001 and $436,383,000 at December 31, 2000. For a discussion of these loan arrangements, see the notes to the financial statements.

We realized substantially all of our revenue from repayment of loans on completed real estate developments, comprised of interest income earned at accrual rates ranging from 11 to 13 percent over the life of the loan investments and loan points of 4 percent of the loan commitment amounts, less capitalized interest. Income from completed real estate developments totaled approximately $3,979,000 for the three months ended March 31, 2001 compared with approximately $2,666,000 for the three months ended March 31, 2000.

As investments in real estate under development for financial reporting purposes, our loans are stated at the lower of cost or estimated fair value in our financial statements. We do not carry a reserve for loan losses. We will write-down the carrying value of an impaired loan to net realizable value if we learn of deterioration in economic or market conditions or other events that have adversely affected the value of the loan before it is repaid. If we incur a loss upon repayment of a loan, the loss will be charged to income. Any write-down or loss will have a direct, adverse effect upon our earnings. As of March 31, 2001, there were no impairments of the carrying values of our investments. See note 2 to our financial statements.

The following table summarizes the differences between net income under GAAP, and taxable income:

                                                      Three months ended     Three months ended
                                                          March 31, 2001     March 31, 2000
                                                   ---------------------- ----------------------

  Net income (loss) as reported....................         $    812,065          $       1,268

       Net effect of GAAP tax timing
          differences due to ADC accounting........            5,211,535              5,134,805
       Other differences...........................               56,250                     --
                                                   ---------------------- ----------------------


Taxable income......................................        $  6,079,850          $   5,136,073
                                                   ---------------------- ----------------------

Preferred stock dividends..........................         $  5,951,458          $   5,366,223
                                                   ====================== ======================

We incurred expenses of $3,166,812 during the three months ended March 31, 2001, compared with $2,665,004 during the three months ended March 31, 2000.

Management fees were $3,122,154 for the three months ended March 31, 2001 compared with $2,465,052 for the three months ended March 31, 2000. The increase in management fees is attributable primarily to the increase in the management fee from .22% per month to .25% per month of the total loan commitment amount.

Interest cost associated with our notes payable and secured line of credit was $1,278,450 for the three months ended March 31, 2001, compared with $427,226 for the three months ended March 31, 2000. Our interest expense during the three months ended March 31, 2001 was higher than in the three months ended March 31, 2000 due to the increase in the amount of unsecured notes payable resulting from our inability to issue shares of preferred stock as we processed our Form 10/A registration with the Securities and Exchange Commission. All interest incurred in 2001 and 2000 has been capitalized.

General administrative and other expenses were $44,658 for the three months ended March 31, 2001, compared with $199,952 for the three months ended March 31, 2000. We have no employees, and our general and administrative and other expenses consist primarily of professional fees. The decrease in professional fees is attributable to first time costs related to becoming an SEC registrant in June 2000.

Liquidity and Capital Resources

Liquidity means the need for, access to and uses of cash. Our principal demands for liquidity are cash for operations, including funds that are required to satisfy obligations under existing loan commitments, interest expense associated with our indebtedness, debt repayments and distributions to shareholders. As of March 31, 2001, we had a bank overdraft of $1,656,957 because all our cash is automatically used to pay down our line of credit. In the near term, our principal sources of liquidity are the funds available from issuance of unsecured notes payable, sales of preferred stock under this private placement and repayments of our real estate investments.

We had unsecured borrowings of $31,875,983 at March 31, 2001 on our Series A and Series B notes compared with $38,787,264 at December 31, 2000, issued to accredited investors through private placements. The notes have varying maturities of up to one year from the date of issuance and bear interest at rates between 10 and 13 percent with interest payable monthly in arrears. We expect that proceeds generated from completed real estate developments and additional equity placements and note issuances will be sufficient to fully repay notes on or before their scheduled maturity dates.

We have a $10,000,000 line of credit with a commercial bank. Repayment is secured by our assets, is guaranteed by our manager and another affiliate, carries interest at prime plus 1.25 percent (9.25 percent at March 31, 2001) and matures in September 2001. Outstanding borrowings under the line of credit as of March 31, 2001 were $8,592,937.

Affiliates and Significant Borrowers.

Loans assumed by, or made to, our affiliates represent a material portion of our investment portfolio. As of March 31, 2001, loans assumed by or made to our affiliates represented 17% of our loan commitments and 18% of the funded portion of those commitments. As of December 31, 2000, loans assumed by or made to our affiliates represented 17% of our loan commitments and 19% of the funded portion of those commitments. In contrast, no unaffiliated borrower had loans exceeding 10% of our total loans outstanding as of March 31, 2001 or December 31, 2000.

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

Primecore   Properties,   Inc.  is  our   affiliate  and  is  a  California
corporation, incorporated in 1997. Ms. Fox is its sole shareholder and one of its directors. Primecore Properties, Inc. is licensed by the California Department of Real Estate as a real estate corporation. Theresa May Couture is licensed as an individual real estate broker and is the designated broker-officer of Primecore Properties, Inc. Primecore Properties, Inc. does not receive any compensation from us, but does provide services to us for certain activities that require a California real estate broker license. Those services are performed for us under the terms of our management agreement with Primecore Funding Group, Inc. There are currently no arrangements for us to separately compensate Primecore Properties, Inc. for those services, although we continue to pay a management fee to Primecore Funding Group, Inc. See "Management Fees."

99 Investors, LLC, a California Limited Liability Company, is our affiliate. Ms. Fox is its sole member. It does not have any employees, does not perform any services for us and does not receive any compensation or benefits from us.

99 El Camino Partners LLC is our affiliate and a California limited liability company. Ms. Fox is the sole member. The partnership has no employees, does not provide any services to us and does not receive any compensation or benefits from us. 99 El Camino Partners owns the property at 99 El Camino Real, Menlo Park, California, our principal place of business and that of our affiliates.

The following is a summary of loans assumed by our affiliates as of March 31, 2001, categorized by loan number, project name, affiliate, commitment amount, funded amount and percentage funded. The funded balance represents the total amount advanced towards a loan. The funded amount may differ from the loan balance outstanding as a result of payments received from the sales of property secured by the loan. Also, included in the funded amount are loan fees and interest charged to the borrower, which are not reported under generally accepted accounting principles.

   Loan               Project Name          Affiliate             Commitment       Funded      % Funded
Loan 2354       Lot #1 Quarry Estates     Eprime, Inc.            $ 5,000,000   $ 3,225,857         65%
Loan 2355       Lot #2, Quarry Estates    Eprime, Inc.              5,000,000     3,204,569         64%
Loan 2376       104 Second Street         Eprime, Inc.              2,450,000     2,485,818        102%
Loan 2447       8 Los Altos Prop.,
                7 Los Altos Hills Prop.   Eprime, Inc.             13,500,000    11,965,993         87%
                                                              ------------------------------

                   Total Eprime loans                            $ 25,950,000  $ 20,882,237         80%
                                                              ==============================

Loan 2330       Scotia Pines Subdivision  99 Investors, LLC       $ 4,000,000   $ 3,391,410         85%
Loan 2404       7 Lots, Los Altos Nursery 99 Investors, LLC        12,800,000     8,794,657         69%
Loan 2427       Quarry Estates - Lot 13   99 Investors, LLC         5,000,000     2,222,745         44%
Loan 2428       Quarry Estates - Lot 15   99 Investors, LLC         5,000,000     2,670,588         53%
Loan 2429       Quarry Estates - Lot 16   99 Investors, LLC         5,000,000     2,126,267         43%
Loan 2455       91 Fleur Place            99 Investors, LLC         5,000,000     4,521,020         90%
Loan 2469       37 Euclid                 99 Investors, LLC         7,100,000     3,077,232         43%
                                                              ------------------------------

                   Total 99 Investors                            $ 43,900,000  $ 26,803,919         61%
                                                              ==============================

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

On March 22, 2000, Eprime, Inc., purchased what is currently designated as our loan no. 2447, for the then existing loan balance of $11,321,061. A blanket, second deed of trust lien against several parcels secured the loan. Eprime, Inc. foreclosed on the second deed of trust and took title to all of those parcels, subject to existing senior liens. Those parcels are encumbered by separate, senior deeds of trust (our loan nos. 2354, 2355, and 2376). The note purchase and assumption agreement for all of these loans includes guarantees of repayment and the pledge of additional security from Primecore Funding Group, Inc., 99 Investors, LLC and the Susan M. Fox 1996 Revocable Trust dated April 26, 1996. All loans are current, and construction is on schedule.

The loan assumed by 99 Investors, LLC is secured by a junior deed of trust on property originally to be developed by Windy Hill Associates. Loan no. 2330 was assumed in September 1999.

Loan no. 2404 was made to 99 Investors, LLC in September 1999. Repayment is secured by a single junior deed of trust on 7 lots in Los Altos, California. The loan is for development of 7 single-family residences. Construction is scheduled for completion in July 2001. The loan is current and construction is on schedule.

Loan nos. 2427-29 were made to 99 Investors, LLC in March 2000. Repayment is secured by junior deeds of trust. The developments are single family residences in Los Altos Hills. Construction is scheduled for completion in September 2001. The loans are current and construction is on schedule.

Loan nos. 2455 and 2469 were made to 99 Investors, LLC in April and September 2000, respectively. Repayment is secured by junior deeds of trust. The developments are single family residences in Atherton, California. Construction is scheduled for completion in October, and December 2001, respectively. The loans are current and construction is on schedule.

Because of changes in the scope of construction and general cost increases during development of projects, additional funds are sometimes needed to complete a project. We will grant an additional extension of credit if our management believes repayment of the increased extension of credit is adequately secured. This is true of any development we invest in, whether the borrower is affiliated or not.

See Note 4 of our financial statements for further detail on investments in real estate under development by affiliates as of March 31, 2001. Also see the discussion under the headings "We have a potential conflict of interest with our affiliates" and "We have a potential conflict of interest with our investors" in our registration statement on Form 10-12G/A filed February 14, 2001.

Payable to Affiliate

There is $2,434,447 payable to an affiliate at March 31, 2001 and a $236,972 payable at December 31, 2000, on our financial statements, representing short-term advances by our manager to us. Our manager typically advances these funds to us to facilitate cash management and charges us an interest rate of 11 percent per annum on the outstanding balance.

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

PART II.

OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

We are involved in legal actions relating to our investments in real estate under development arising in the normal course of our business. We believe the liabilities, if any, which may ultimately result from such legal actions, will not have a materially adverse effect on our financial position, results of operation, or cash flows.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

(a)  Not Applicable.

(b)  Not Applicable.

(c)  Sales of Equity Securities.

Between January 1, 2001 and March 31, 2001, we sold and issued 1,124,152 shares of our Class A Convertible Preferred stock. Purchasers of such Class A Convertible Preferred stock paid $10 per share.

Purchasers of our Class A Convertible Preferred stock were accredited investors as defined in Regulation D, Rule 501 (a) (4), (5) or (6) under the 1933 Securities Act. Each investor signed a subscription agreement which included representations that the investor had sufficient knowledge and experience in financial and business matters to be capable of evaluating the merits and risks of investments generally, and of the investment in our stock and the investor was able to bear the economic risk of the investment. Each investor further acknowledged the investor understood the entire investment could be lost.

The sales of stock were exempt from the registration requirements of the Securities Act of 1933 pursuant to Regulation D, Rule 506. Appropriate legends were placed on each stock certificate. No underwriters were involved and no underwriting commissions were paid in any of the transactions.

The terms of conversion of the stock have been previously reported.

(d)  Not Applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5.   OTHER INFORMATION.

Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

Exhibits included with this Form 10-Q following the signature page, or those incorporated by reference to other filings are:

3i.1 Articles of Incorporation of the Company are hereby incorporated herein by reference from Exhibit 3(i) to the Company's Registration Statement on Form 10-12G, filed on April 28, 2000

3i.2 Articles Supplementary of the Company are hereby incorporated herein by reference from Exhibit 99.1 to the Company's Registration Statement on Form 10-12G, filed on April 28, 2000

3ii.1 Bylaws, Amended March 21, 2000 are hereby incorporated herein by reference from Exhibit 3(ii) to the Company's Registration Statement on Form 10-12G, filed on April 28, 2000

3ii.2 Bylaws, Amended March 1, 2001 are hereby incorporated herein by reference from Exhibit 3ii.2 to the Company's Annual Report on Form 10-K, filed on March 30, 2001

4.1   Specimen Stock Certificate is hereby incorporated herein by reference from
      Exhibit 99.2 to the Company's Registration Statement on Form 10-12G, filed on April 28, 2000

4.2 Registration Rights Agreement is hereby incorporated herein by reference from Exhibit 4.1 to the Company's Registration Statement on Form 10-12G, filed on April 28, 2000

4.3 Founder's Registration Rights Agreement is hereby incorporated herein by reference from Exhibit 4.2 to the Company's Registration Statement on Form 10-12G, filed on April 28, 2000

10.1 Management Agreement dated March 30, 1999 is hereby incorporated herein by reference from Exhibit 10 to the Company's Registration Statement on Form 10-12G, filed on April 28, 2000

10.2 Management Agreement dated October 1, 2000 is hereby incorporated herein by reference from Exhibit 10.2 to the Company's Annual Report on Form 10-K, filed on March 30, 2001

11.1  Statement regarding computation of per share earnings

(b)   Reports on Form 8-K

Not Applicable.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   May 14, 2001                 /s/ SUSAN FOX
                                      -------------
                                      Susan Fox, President


Dated:   May 14, 2001                 /s/ MICHAEL RIDER
                                      -----------------
                                      Michael Rider, Chief Financial Officer


Dated:   May 14, 2001                 /s/ WILLIAM E. WHITLOW
                                      ----------------------
                                      William E. Whitlow, Chairman of the Board

                                  EXHIBIT INDEX

EXHIBIT
NUMBER             DESCRIPTION OF EXHIBIT

11.1               Statement regarding computation of per share earnings