Form 10-Q
period 2001-06-30
PRIMECORE MORTGAGE TRUST INC
filed 2001-08-14
CIK 1086670

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                                       |X|

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

                                       |_|

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     The number of shares of convertible preferred stock outstanding as of June 30, 2001 was 21,580,114. The number of shares of common stock outstanding as of June 30, 2001 was 100.

Table of Contents

  Part I.   Financial Information


Item 1.     Financial Statements (unaudited).................................. 4


            Balance Sheets as of June 30, 2001 and
                      December 31, 2000 (unaudited)........................... 5

            Statements of Operations for the Three and Six Months Ended
                      June 30, 2001 and 2000 (unaudited)...................... 6

            Statement of Shareholders' Equity for the Six Months Ended
                      June 30, 2001 (unaudited)............................... 7

            Statements of Cash Flows for the Six Months Ended
                      June 30, 2001 and 2000 (unaudited)...................... 8

            Notes to the Financial Statements (unaudited)..................... 9


Item 2.     Management's Discussion and Analysis of Financial Condition
                      and Results of Operations.............................. 16


Item 3.     Quantitative and Qualitative Disclosures about Market Risk....... 21


Part II.    Other Information


Item 1.     Legal Proceedings................................................ 22


Item 2.     Changes in Securities and Use of Proceeds........................ 22


Item 3.     Defaults Upon Senior Securities.................................. 22


Item 4.     Submission of Matters to a Vote of Security Holders.............. 22


Item 5.     Other Information................................................ 22


Item 6.     Exhibits and Reports on Form 8-K................................. 24


            (a) Exhibits..................................................... 24


            (b) Reports on Form 8-K.......................................... 24


            Signatures....................................................... 25

Part I. Financial Information

Item 1. Financial Statements

     Attached are the following unaudited financial statements of Primecore Mortgage Trust, Inc. (the "Company"):

     (1)  Balance Sheets as of June 30, 2001, and
               December 31, 2000 (unaudited)

     (2) Statements of Operations for the Three and Six Months ended June 30, 2001 and 2000 (unaudited)

     (3) Statement of Shareholders' Equity for the Six Months ended June 30, 2001 (unaudited)

     (4)  Statements of Cash Flows for the Six Months ended
               June 30, 2001 and 2000 (unaudited)

     (5)  Notes to Financial Statements (unaudited)

     The financial statements referred to above should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2000 as filed with the Securities and Exchange Commission in our Annual Report on Form 10-K filed March 30, 2001.

                                            PRIMECORE MORTGAGE TRUST, INC.

                                                  BALANCE SHEETS
                                 As of June 30, 2001 and December 31, 2000 (unaudited)


                                                                               June 30, 2001    December 31, 2000
                                                                        --------------------- --------------------
ASSETS:
Investments in real estate under development............................      $  169,936,912       $  174,362,219
Investments in real estate under development by affiliates..............          39,796,541           42,050,737
Cash and cash equivalents...............................................              23,400                 --
Other assets, net.......................................................              47,531              132,135
                                                                        --------------------- --------------------

     Total assets.......................................................      $  209,804,384      $   216,545,091
                                                                        ===================== ====================

LIABILITIES AND SHAREHOLDERS' EQUITY:
Notes payable (including $500,000 and $7,622,535 to affiliates at June
   30, 2001, and December 31, 2000, respectively).......................      $   26,941,459       $   38,787,264
Secured line of credit..................................................           8,935,054            6,644,692
Accrued expenses and other..............................................             387,642              723,512
Bank overdraft..........................................................             621,010            3,086,941
Preferred stock dividends payable.......................................           2,057,356            1,901,863
Payable to affiliate....................................................           1,101,386              236,972
                                                                        --------------------- --------------------

     Total liabilities..................................................          40,043,907           51,381,244
                                                                        --------------------- --------------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Preferred stock: par value $0.01, 40,000,000 shares authorized;
   21,580,114 and 19,946,445 shares issued and outstanding at
    June 30, 2001, and December 31, 2000, respectively; entitled to $10
    per share in liquidation before any distributions to common                  215,620,468          199,285,861

Common stock:  par value $0.01, 10,000,000 shares authorized; 100 shares issued and outstanding at June 30, 2001, and December 31,
   2000, respectively                                                                      1                    1
Retained deficit........................................................         (45,859,992)         (34,122,015)
                                                                        --------------------- --------------------

     Total shareholders' equity.........................................         169,760,477          165,163,847
                                                                        --------------------- --------------------

     Total liabilities and shareholders' equity.........................      $  209,804,384       $  216,545,091
                                                                        ===================== ====================


                                   The accompanying notes are an integral part of these statements.

                                              PRIMECORE MORTGAGE TRUST, INC.

                                                  STATEMENTS OF OPERATIONS
                                  For the three months ended June 30, 2001 and 2000 and
                                      For the six months ended June 30, 2001 and 2000
                                                       (unaudited)


                                                              Three Months       Three Months         Six Months          Six Months
                                                                     Ended              Ended              Ended               Ended
                                                             June 30, 2001      June 30, 2000      June 30, 2001       June 30, 2000
                                                       -------------------- ------------------  ----------------- ------------------
REVENUES:
Income from completed real estate development
(including $0, $471,390, $0 and $998,000 from affiliates
   for the three and six months ended June 30, 2001
   and 2000, respectively)............................      $    2,742,380         $4,995,358       $  6,721,176         $7,661,598
Other   ..............................................                --               36,352                 81             36,384
                                                       -------------------- ------------------  ----------------- ------------------
     Total revenues...................................           2,742,380          5,031,710          6,721,257          7,697,982
                                                       -------------------- ------------------  ----------------- ------------------

EXPENSES:
Management fees to an affiliate.......................           2,989,063          2,776,935          6,111,217          5,241,987

General, administrative and other.....................             225,053            129,097            269,711            329,049
                                                       -------------------- ------------------  ----------------- ------------------
     Total expenses...................................           3,214,116          2,906,032          6,380,928          5,571,036
                                                       -------------------- ------------------  ----------------- ------------------

     Net income (loss)................................            (471,737)         2,125,678            340,329          2,126,946
     Preferred stock dividends........................          (6,126,847)        (5,238,210)       (12,078,306)       (10,604,433)
                                                       -------------------- ------------------  ----------------- ------------------
     Net loss allocable to common.....................         $(6,598,584)       $(3,112,532)      $(11,737,977)       $(8,477,487)
                                                       ==================== ==================  ================= ==================

Basic and diluted net loss per common share...........            $(65,986)          $(31,125)         $(117,380)          $(84,775)
                                                       ==================== ==================  ================= ==================

Basic and diluted weighted-average shares outstanding.                100                100                100                100
                                                       ==================== ==================  ================= ==================



                                   The accompanying notes are an integral part of these statements.

                                                 PRIMECORE MORTGAGE TRUST, INC.

                                               STATEMENT OF SHAREHOLDERS' EQUITY
                                             For the six months ended June 30, 2001
                                                           (unaudited)
                                                                                            Retained
                                             Preferred Stock          Common Stock           Deficit          Total
                                             ---------------          ------------           -------          -----

                                           Shares          Amount      Shares   Amount
                                           ------          ------      ------   ------
Shareholders' equity at
   December 31, 2000.................    19,946,445   $ 199,285,861      100     $ 1     $(34,122,015)    $ 165,163,847
Sales of preferred stock.............     1,869,171      18,689,627       --      --               --        18,689,627
Issuance of preferred stock under
   dividend reinvestment plan........       343,876       3,438,760       --      --               --         3,438,760

Redemption of preferred stock........      (579,378)     (5,793,780)      --      --               --        (5,793,780)
Dividends to preferred
   shareholders......................            --              --       --      --      (12,078,306)      (12,078,306)
Net income...........................            --              --       --      --          340,329           340,329
                                       ---------------------------------------------------------------------------------
Shareholders' equity at
   June 30, 2001.....................    21,580,114   $ 215,620,468      100     $ 1     $(45,859,992)     $169,760,477

                                       =================================================================================






                                   The accompanying notes are an integral part of these statements.

                                                  PRIMECORE MORTGAGE TRUST, INC.

                                                     STATEMENTS OF CASH FLOWS
                                          For the six months ended June 30, 2001 and 2000
                                                            (unaudited)
                                                                                     Six Months           Six Months
                                                                                          Ended                Ended
                                                                                   June 30,2001         June 30,2000
                                                                           -------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss).........................................................       $     340,329        $    2,126,946
     (Decrease) increase in accrued expenses, bank overdraft and other....           (2,801,801)             204,032
     Increase (decrease) in payable to affiliate..........................              864,414             (144,798)
     Decrease in other assets, net........................................               84,604               24,668
                                                                           ---------------------  -------------------
          Net cash provided by (used in) operating activities.............           (1,512,454)           2,210,848
                                                                           ---------------------  -------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Investments in real estate under development......................          (36,955,548)         (93,746,811)
        Investments in real estate under development by affiliates........           (4,906,156)         (22,695,459)
        Return of investments in real estate under development............           41,380,855           73,422,798
        Return of investments in real estate under development by
               affiliates.................................................            7,160,352           16,544,203
        Decrease in receivable from affiliate.............................                   --            1,743,081
                                                                           ---------------------  -------------------
          Net cash provided by (used in) investing activities.............            6,679,503          (24,732,188)
                                                                           ---------------------  -------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from sales of preferred stock, net of offering costs.....           18,689,627                   --
        Redemptions of preferred stock....................................           (5,793,780)         (11,016,950)
        Issuance of notes payable.........................................           16,335,900           40,121,124
        Additions to notes payable from reinvested interest...............              500,489                   --
        Repayment of notes payable........................................          (28,682,194)                  --
        Borrowings on secured line of credit..............................            2,290,362              805,000
        Payment of preferred stock dividends..............................           (8,484,053)          (7,833,827)
                                                                           ---------------------  -------------------
          Net cash provided by (used in) financing activities.............           (5,143,649)          22,075,347
                                                                           ---------------------  -------------------
          Net increase (decrease) in cash and cash equivalents............               23,400             (445,993)
Beginning cash and cash equivalents.......................................                   --              675,528
                                                                           ---------------------  -------------------

Ending cash and cash equivalents..........................................        $      23,400        $     229,535
                                                                           =====================  ===================

Cash paid for interest, net of amounts capitalized of $2,608,296 and $835,656,
   for the six months ended June 30, 2001, and 2000, respectively                 $          --        $          --
                                                                           =====================  ===================

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
   AND FINANCING ACTIVITIES:
Investments in real estate under development received in exchange for
   unsecured notes........................................................        $        --          $     395,000
Investments in real estate under development by affiliates received in
   exchange for unsecured notes...........................................                 --                170,000
Reinvested Preferred Stock dividends                                                  3,438,760            2,850,210



                                   The accompanying notes are an integral part of these statements.

                         PRIMECORE MORTGAGE TRUST, INC.

                        NOTES TO THE FINANCIAL STATEMENTS
                     For the six months ended June 30, 2001
                                   (unaudited)


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

At June 30, 2001, there were 100 shares of common stock outstanding, all held by William Whitlow, Susan Fox and Michael Rider, who are employees and officers of our manager. Ms. Fox owns all of the stock of our manager.

The 21,580,114 and 19,946,445 shares of Preferred Stock outstanding as of June 30, 2001 and December 31, 2000, respectively, rank senior to our common stock as to dividends and liquidation rights. The shares are convertible into, and have voting rights equal to, the same number of shares of our common stock. We will not pay any dividends to the holders of the common stock so long as any Preferred Stock is outstanding.

Preferred stock dividends are paid monthly in arrears and were $0.58 per share (based on weighted average preferred shares outstanding of 21,003,265) for the six months ended June 30, 2001, compared with $0.57 per share (based on weighted average preferred shares outstanding of 18,768,239) for the six months ended June 30, 2000. The terms of our dividend reinvestment plan permit our shareholders to reinvest dividends in additional shares of Preferred Stock, currently at $10 per share.

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

We began a new equity private placement offering of an additional 20,000,000 shares of Preferred Stock at $10.00 per share in August 2000, through which we have issued 4,710,233 shares of Preferred Stock as of June 30, 2001, for net proceeds of $46,921,658. This placement was undertaken to purchase and fund additional and existing construction mortgage loans and for working capital purposes. This placement is ongoing, and is presently scheduled to close on or before August 31, 2001; however, we anticipate extending the closing date until all shares have been sold, at which point we may announce an additional placement.

                         PRIMECORE MORTGAGE TRUST, INC.

                        NOTES TO THE FINANCIAL STATEMENTS
                     For the six months ended June 30, 2001
                                   (unaudited)

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

Retained Deficit

We had a retained deficit as of June 30, 2001 and December 31, 2000 because we pay dividends to the holders of our Preferred Stock based on our taxable income, in accordance with REIT requirements. Our taxable income differs from income measured in accordance with accounting principles generally accepted in the United States due to timing differences in the recognition of income from our investments in real estate. See Income Taxes in Note 2 below. These dividend distributions are expected to be matched by GAAP measured revenues from completed real estate projects in future periods, as described in Note 2.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

The accompanying unaudited financial statements present the financial position of the Company as of June 30, 2001, and December 31, 2000, and the results of operations and cash flows of the Company for the three and six months ended June 30, 2001 and 2000. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position and results of operations of the Company as of June 30, 2001 and for the period then ended.

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

Investments in Real Estate under Development and Investments in Real Estate under Development by Affiliates

In accordance the accounting rules related to acquisition, development and construction loans ("ADC"), all of our loans are classified for financial reporting purposes as investments in real estate under development or

                         PRIMECORE MORTGAGE TRUST, INC.

                        NOTES TO THE FINANCIAL STATEMENTS
                     For the six months ended June 30, 2001
                                   (unaudited)

investments in real estate under development by affiliates (Notes 3 and 4). Such investments include capitalized interest and are stated at the lower of cost or net realizable value. Management conducts a review for impairment on an investment-by-investment basis whenever events or changes in circumstances indicate that the carrying amount of an investment may not be recoverable. We recognize impairment when estimated expected future cash flows (undiscounted and without interest charges), typically from the sale of a completed property, but which may also include other collateral pledged in repayment, is less than the carrying amount of the investment. The estimation of expected future net cash flows is inherently uncertain and relies to a considerable extent on assumptions regarding current and future economic and market conditions. If, in future periods, there are changes in the estimates or assumptions incorporated into the impairment review analysis, the changes could result in an adjustment to the carrying amount of the investments. To the extent an impairment has occurred, the excess of the carrying amount of the investment over its estimated fair value, less estimated disposition costs, will be charged to income.

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

                         PRIMECORE MORTGAGE TRUST, INC.

                        NOTES TO THE FINANCIAL STATEMENTS
                     For the six months ended June 30, 2001
                                   (unaudited)


Net income for financial reporting purposes differs from net income for tax reporting primarily due to differences in the method of revenue recognition for arrangements classified as loans for income tax purposes and equity-method investments in real estate under development for financial reporting purposes. The following table outlines the primary differences between financial reporting income and taxable income for the six months ended June 30, 2001 and 2000:

                                                                        Six Months           Six Months
                                                                             Ended                Ended
                                                                     June 30, 2001        June 30, 2000
                                                              ------------------------------------------
Net income , as reported......................................       $     340,329       $    2,126,946
     Less: Income from completed real estate development......          (6,721,176)          (7,661,598)
           Capitalized interest...............................          (2,433,778)          (1,482,262)
     Add:  Accrued interest income on loans and related points
               earned.........................................          20,452,444           17,447,309
         Other................................................            (134,142)                  --
                                                              ------------------------------------------

Taxable income................................................       $  11,503,677       $   10,430,395

                                                              ==========================================

Preferred stock dividends.....................................       $  12,078,306          $10,604,433
                                                              ==========================================


Net Income Per Share of Common Stock

Per share amounts for our common stock are computed using the weighted average common shares outstanding during the period. Net income used in the calculation is reduced by dividends owed to preferred shareholders. The diluted weighted average common shares outstanding include the dilutive effect of stock options and other common stock equivalents. There are currently no stock options or other dilutive common stock equivalents, and as a result, the basic and diluted weighted average common shares outstanding for the six months ended June 30, 2001 and 2000, are the same and are 100 shares.

3.   INVESTMENTS IN REAL ESTATE UNDER DEVELOPMENT:

We make loans with maturity dates generally ranging from 12 to 18 months. For financial reporting purposes, we apply the equity method of accounting for our investments. Investments in real estate under development represent funds advanced in cash plus capitalized interest on arrangements in effect at any particular time. Since real estate under development generates no operating income, we do not accrue any income for financial reporting purposes until the sale or refinancing of a property. The income that we ultimately realize is based upon the terms of the construction mortgage loan. During the six months ended June 30, 2001, interest rates on loans outstanding ranged from 11 percent to 13 percent. In addition, we charged points, which were typically 4 percent of the borrowed amount during that same period.

                         PRIMECORE MORTGAGE TRUST, INC.

                        NOTES TO THE FINANCIAL STATEMENTS
                     For the six months ended June 30, 2001
                                   (unaudited)

The following table summarizes our portfolio of investments in real estate under development at June 30, 2001:
                                   Interest        Maturity           Commitment             Carrying
     Location - County                Rates           Dates               Amount               Amount
-------------------------  ----------------- ------------------------------------ --------------------
     Alameda                   11.00-11.25%     04/01-10/01          $21,095,000          $ 5,609,248
     Contra Costa                    11.00%           11/01           14,500,000            4,374,969
     Marin                     11.00-13.00%     03/01-02/02           52,945,000           28,410,769
     Monterey                        11.50%     12/01-05/02           35,200,000           10,762,249
     San Francisco             11.25-12.00%     07/01-03/02           24,065,000           14,253,955
     San Mateo                 11.00-13.00%     06/01-09/02           81,315,000           42,654,315
     Santa Clara               11.00-13.00%     05/01-04/02           79,135,000           51,477,072
     Other                     11.00-12.00%     06/01-09/01           17,665,000           12,394,335
                                                           --------------------- --------------------

                                                                 $   325,920,000      $   169,936,912
                                                            ===================== ====================

Earned but unrecognized interest and points on loans outstanding at June 30, 2001 totaled $38,819,791. These amounts will be recognized as income from completed real estate development upon the sale or refinancing of the underlying property.

We will fund unfunded commitments on existing loans from the repayment of other loans, borrowings on our line of credit (Note 6), issuance of short-term notes payable or issuance of additional Preferred Stock. We believe we will have adequate sources of capital to fund these commitments when and as they become due.

As of June 30, 2001, we had commitments totaling $41,100,000 comprising balances of $16,259,334 on loans which had not been paid by their stated maturity dates which we do not intend to extend. The properties securing these loans are currently on the market for sale or the borrower is attempting to refinance the property. In some instances we have filed a notice of default which begins the foreclosure process, however we believe that there is sufficient equity to insure full repayment in the event that the projects do not sell or refinance before the foreclosure process has completed. Accordingly, we have not recognized any impairments on our loans.

During the six months ended June 30, 2001, we capitalized $1,981,434 of interest expense to investments in real estate under development .

4.   INVESTMENTS IN REAL ESTATE UNDER DEVELOPMENT BY AFFILIATES:

We have also made loans to affiliates of our manager acting as the developer. These arrangements are accounted for in a manner identical to that described in
Note 3 above. The following table summarizes our portfolio of investments in real estate under development by affiliates at June 30, 2001:

                                   Interest        Maturity           Commitment             Carrying
     Location - County                Rates           Dates               Amount               Amount
-------------------------  ----------------- ------------------------------------ --------------------
     San Mateo                       11.25%     10/01-12/01       $   12,100,000       $    6,917,020
     Santa Clara               11.00-11.50%     09/01-04/02           54,750,000           32,879,521
                                                            -------------------- --------------------

                                                                  $   66,850,000       $   39,796,541
                                                            ==================== ====================

                         PRIMECORE MORTGAGE TRUST, INC.

                        NOTES TO THE FINANCIAL STATEMENTS
                     For the six months ended June 30, 2001
                                   (unaudited)

Earned but unrecognized interest and points on loans outstanding at June 30, 2001 totaled $11,042,120. Such amounts will be recognized as income from completed real estate development upon the sale or refinancing of the underlying property.

During the six months ended June 30, 2001, we capitalized $452,344 of interest expense to investments in real estate under development by affiliates.

5.   NOTES PAYABLE:

We had unsecured borrowings of $26,941,459 at June 30, 2001 compared with $38,787,264 at December 31, 2000 on notes issued to accredited investors through private placements. These notes have varying maturities of up to one year from the date of issuance. The notes bear interest at rates between 9 and 13 percent with interest payable monthly in arrears. Notes issued prior to September 29, 2000 are callable at the option of the note holder subject to the same provisions that apply to stock redemption requests. See Note 1 - Capitalization. As of June 30, 2001 we had not received any calls for payment on these notes. Notes issued by us after September 29, 2000 may be redeemed at our option before their stated maturity. At June 30, 2001, $500,000 of our unsecured notes payable was held by our officers, directors or employees of our manager compared with $7,622,535 at December 31, 2000.

6.   LINES OF CREDIT:

We have a $10,000,000 line of credit with a commercial bank. The amount borrowed under the line of credit at June 30, 2001, was $8,935,054 compared with $6,644,692 at December 31, 2000. Repayment is secured by our assets and is guaranteed by our manager and another affiliate. The line of credit carries interest at prime plus 1.25 percent (8.00 percent at June 30, 2001) and matures in September 2001. The terms of the line of credit require, among other provisions, that we maintain total equity of no less than $150,000,000, and a debt to equity ratio of less than 1.5 to 1.0. One of the conditions for advancing funds on our line of credit requires that we maintain quarterly net income of $500,000. Because we had a loss for the quarter ended June 30, 2001 we did not meet the condition and have requested a waiver.

7.   TRANSACTIONS WITH AFFILIATES:

Management Fees

A management agreement dated March 30, 1999 and amended on October 1, 2000 between us and our manager provides for a monthly fee payable in arrears equal to 0.25 percent of the total commitment amount of the loans in our investments in real estate under development and in our investments in real estate under development by affiliates.

For the three months and six months ended June 30, 2001, the portfolio management fees earned by our manager were $2,989,063 and $6,111,217, compared with $2,776,935 and $5,241,987 for the three months and six months ended June 30, 2000.

Payable to Affiliate

The $1,101,386 and $236,972 payable to affiliate at June 30, 2001 and December 31, 2000, respectively, represents short-term advances to us by our manager to facilitate our cash management. Our manager charges us an interest rate of 11 percent per annum on the outstanding balance which amounted to $14,119 and $45,995 for the three months and six months ended June 30, 2001 compared with $1,997 and $15,128 for the three months and six months ended June 30, 2000. This interest has been capitalized to investments in real estate under development and investments in real estate under development by affiliates.

                         PRIMECORE MORTGAGE TRUST, INC.

                        NOTES TO THE FINANCIAL STATEMENTS
                     For the six months ended June 30, 2001
                                   (unaudited)


8.   COMMITMENTS AND CONTINGENCIES:

Litigation

We may, from time to time, become involved in legal actions relating to our investments in real estate under development arising in the normal course of our business. We believe the liabilities, if any, which may ultimately result from such legal actions, will not have a materially adverse effect on our financial position, results of operations, or cash flows.

General Uninsured Losses

We require that our borrowers carry comprehensive liability, fire, and extended coverage insurance with policy specifications, limits, and deductibles customarily carried for similar properties. We also carry insurance to cover losses in case a borrower's policy lapses. There are, however, certain types of extraordinary losses that may be either uninsurable or not economically insurable. Further, all of the investments are located in areas that are subject to earthquake activity. Should an investment sustain damage as a result of an earthquake, we may incur losses due to insurance deductibles, co-payments on insured losses, or uninsured losses. Should an uninsured loss occur, we could lose our investment in, and anticipated profits and cash flows from an investment.

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

We began a new equity private placement offering of an additional 20,000,000 shares of Class A Convertible Preferred Stock at $10.00 per share in August 2000, through which we have issued 4,710,233 shares of Class A Convertible Preferred Stock as of June 30, 2001, for net proceeds of $46,921,658. This placement was undertaken to purchase and fund additional and existing construction mortgage loans and for working capital purposes. This placement is ongoing, and is presently scheduled to close on or before August 31, 2001, however we anticipate extending the closing date until all shares have been sold, at which point we may announce an additional placement.

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

Results of Operations

Earnings per share are computed using the weighted average common shares during the six months ended June 30, 2001. Net loss allocable to common shareholders was $6,598,584 and $11,737,977 during the three months and six months ended June 30, 2001, or a loss of $65,986 and $117,380 per weighted average common share, compared with a net loss allocable to common shareholders for the three months and six months ended June 30, 2000 of $3,112,532 and $8,477,487, or $31,125 and $84,775 per weighted average common share.

The loans we make are considered real estate acquisition, development and construction ("ADC") investments for financial reporting purposes. As of June 30, 2001, our ADC investments totaled approximately $209,733,453, compared with approximately $216,413,000 at December 31, 2000. Funding commitments on these loans totaled approximately $392,770,000 at June 30, 2001 and $436,383,000 at December 31, 2000. For a discussion of these loan arrangements, see the notes to the financial statements.

We realized substantially all of our revenue from repayment of loans on completed real estate developments, comprised of interest income earned at accrual rates ranging from 11 to 13 percent over the life of the loan investments and loan points typically of 4 percent of the loan commitment amounts, less capitalized interest. Income from completed real estate developments totaled $2,742,380 and $6,721,176 for the three months and six months ended June 30, 2001 compared with $4,995,358 and $7,662,000 for the three months and six months ended June 30, 2000.

As investments in real estate under development for financial reporting purposes, our loans are stated at the lower of cost or estimated fair value in our financial statements. We do not carry a reserve for loan losses. We will write-down the carrying value of an impaired loan to net realizable value if we learn of deterioration in economic or market conditions or other events that have adversely affected the value of the loan before it is repaid. If we incur a loss upon repayment of a loan, the loss will be charged to income. Any write-down or loss will have a direct, adverse effect upon our earnings. As of June 30, 2001, there were no impairments of the carrying values of our investments. See note 2 to our financial statements.

The following table summarizes the differences between net income under GAAP, and taxable income:

                                                                      Six months ended       Six months ended
                                                                         June 30, 2001          June 30, 2000
                                                                 ---------------------- ----------------------

Net income (loss) as reported...................................  $            340,329   $          2,126,946
      Net effect of GAAP tax timing differences due to ADC
          accounting............................................            11,050,848              8,303,449
      Other differences.........................................               112,500                     --
                                                                 ---------------------- ----------------------
Taxable income..................................................  $         11,503,677   $         10,430,395
                                                                 ---------------------- ----------------------
Preferred stock dividends.......................................  $         12,078,306   $         10,604,433
                                                                 ====================== ======================

We incurred expenses of $3,214,116 and $6,380,928 during the three months and six months ended June 30, 2001, compared with $2,906,032 and $5,571,036 during the three months and six months ended June 30, 2000. The increase in expenses is attributable mainly to the increase in management fee expense.

Management fees were $2,989,063 and $6,111,217 for the three months and six months ended June 30, 2001 compared with $2,776,935 and $5,241,987 for the three months and six months ended June 30, 2000. The increase in management fees is attributable primarily to the increase in the management fee from .22% per month to .25% per month of the total loan commitment amount.

Interest cost associated with our notes payable and secured line of credit was $1,123,452 and $2,387,783 for the three months and six months ended June 30, 2001, compared with $1,055,036 and $1,482,262 for the three months and six months ended June 30, 2000. Our interest cost during the three months and six months ended June 30, 2001 was higher than in the three months and six months ended June 30, 2000 due to the increase in the amount of unsecured notes payable resulting from our inability to issue shares of preferred stock as we processed our Form 10/A registration with the Securities and Exchange Commission as well as the increase in our line of credit from $3 million to $10 million. All interest incurred in 2001 and 2000 has been capitalized.

General administrative and other expenses were $225,053 and $269,711 for the three months and six months ended June 30, 2001, compared with $129,097 and $329,049 for the three months and six months ended June 30, 2000. We have no employees, and our general and administrative and other expenses consist primarily of professional fees. The increase in general and administrative expenses for the three months ended June 30, 2001 compared with 2000 is attributable largely to legal and accounting work done in the second quarter in connection with our first 10-K filing. The decrease in general and administrative expenses for the six months ended June 30, 2001 compared with 2000 is primarily attributable to first time costs related to becoming an SEC registrant in June 2000, as well as our manager's retention of an in-house attorney to perform some of the functions previously provided for us by ouside attorneys.

Liquidity and Capital Resources

Liquidity means the need for, access to and uses of cash. Our principal demands for liquidity are cash for operations, including funds that are required to satisfy obligations under existing loan commitments, management fees, interest expense associated with our indebtedness, debt repayments and distributions to shareholders. As of June 30, 2001, we had a bank overdraft of approximately $621,000 because all of our cash in deposit accounts is automatically applied by our bank to pay down our line of credit. As of June 30, 2001 we had in excess of $621,000 available on our line of credit. In the near term, our principal sources of liquidity are the repayments of our real estate investments and funds received from issuance of unsecured notes payable and sales of preferred stock under this private placement.

We received project payments totaling approximately $49,000,000 in the six months ended June 30, 2001 compared with approximately $90,000,000 for the same period last year. The decrease is mainly due to the slowing economy which has resulted in longer selling periods for the homes we finance. As of June 30, 2001 we had approximately $27,000,000 invested in projects which were completed but which had not yet sold compared with $0 as of June 30, 2000. We expect project payments to increase over the next two quarters to more closely approximate the $45,000,000 payments per quarter that we typically receive.

We had unsecured borrowings of approximately $27,000,000 at June 30, 2001 on our Series A and Series B notes compared with approximately $39,000,000 at December 31, 2000, issued to accredited investors through private placements and bear interest at rates between 9 and 13 percent with interest payable monthly in arrears. The notes have varying maturities of up to one year from the date of issuance with approximately $15,000,000 due by September 30, 2001 and an additional $4,000,000 due by December 31, 2001. We plan to seek to extend approximately $8,000,000 of the notes due in the third quarter into the fourth quarter in order to more closely match our note maturity obligations with our expected project payments.

As of June 30, 2001 we had received approximately $32,000,000 in redemption requests. In order to fulfill the redemption requests in as timely a manner as possible, and in keeping with our redemption policy we have temporarily discontinued making new loan commitments. Based on our current projections we estimate that the pending requests will be fully satisfied within one year.

We have a $10,000,000 line of credit with a commercial bank. Repayment is secured by our assets, is guaranteed by our manager and another affiliate, carries interest at prime plus 1.25 percent (8.00 percent at June 30, 2001) and matures in September 2001. We are currently negotiating a one year extension. Outstanding borrowings under the line of credit as of June 30, 2001 were $8,935,054. One of the conditions for advancing funds on our line of credit requires that we maintain quarterly net income of $500,000. Because we had a loss for the quarter ended June 30, 2001 we did not meet the condition and have requested a waiver.

Affiliates and Significant Borrowers.

Loans assumed by, or made to, our affiliates represent a material portion of our investment portfolio. As of June 30, 2001, loans assumed by or made to our affiliates represented 17% of our loan commitments and 19% of the funded portion of those commitments. As of December 31, 2000, loans assumed by or made to our affiliates represented 17% of our loan commitments and 19% of the funded portion of those commitments. In contrast, no unaffiliated borrower had loans exceeding 10% of our total loans outstanding as of June 30, 2001 or December 31, 2000.

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

The following is a summary of loans assumed by our affiliates as of June 30, 2001, categorized by loan number, project name, affiliate, commitment amount, funded amount and percentage funded. The funded balance represents the total amount advanced towards a loan. The funded amount may differ from the loan balance outstanding as a result of payments received from the sales of property secured by the loan. Also, included in the funded amount are loan fees and interest charged to the borrower, which are not reported under generally accepted accounting principles.


   Loan            Project Name            Affiliate             Commitment       Funded        % Funded
Loan 2376      104 Second Street         Eprime, Inc.         $   2,450,000    $  2,678,458        109%
Loan 2447      8 Los Altos Prop.,
               7 Los Altos Hills Prop.   Eprime, Inc.            13,500,000      12,298,083         91%
Loan 2512      Kate and Ascension        Eprime, Inc.             7,000,000       6,388,973         91%
                                                             --------------- ---------------
                  Total Eprime loans                          $  22,950,000    $ 21,365,514         93%
                                                             =============== ===============

Loan 2330      Scotia Pines Subdivision  99 Investors, LLC    $   4,000,000    $  1,957,206         49%
Loan 2404      7 Lots, Los Altos Nursery 99 Investors, LLC       12,800,000       9,990,700         78%
Loan 2427      Quarry Estates - Lot 13   99 Investors, LLC        5,000,000       2,616,941         52%
Loan 2428      Quarry Estates - Lot 15   99 Investors, LLC        5,000,000       3,267,986         65%
Loan 2429      Quarry Estates - Lot 16   99 Investors, LLC        5,000,000       2,347,654         47%
Loan 2455      91 Fleur Place            99 Investors, LLC        5,000,000       4,770,017         95%
Loan 2469      37 Euclid                 99 Investors, LLC        7,100,000       3,225,228         45%
                                                             --------------- ---------------

                  Total 99 Investors                          $  43,900,000    $ 28,175,732         64%
                                                             =============== ===============

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

On March 22, 2000, Eprime, Inc., purchased what is currently designated as our loan no. 2447, for the then existing loan balance of $11,321,061. A blanket, second deed of trust lien against several parcels secured the loan. Eprime, Inc. foreclosed on the second deed of trust and took title to all of those parcels, subject to existing senior liens. Those parcels are encumbered by separate, senior deeds of trust. The note purchase and assumption agreement for all of these loans includes guarantees of repayment and the pledge of additional security from Primecore Funding Group, Inc., 99 Investors, LLC and the Susan M. Fox 1996 Revocable Trust dated April 26, 1996. We are relying on the pledges of additional security in considering impairment for these loans and believe that the value of the completed projects, together with the additional security are sufficient to enable full repayment. A conflict of interest may exist in this analysis because members of management, some of whom also manage the affiliates, assist in determining impairment.

Loan 2330 was assumed by 99 Investors, LLC in September 1999 and is secured by a junior deed of trust on property originally to be developed by Windy Hill Associates.

Loan no. 2404 was made to 99 Investors, LLC in September 1999. Repayment is secured by a single junior deed of trust on 7 lots in Los Altos, California. The loan is for development of 7 single-family residences. Construction is scheduled for completion in December 2001. The loan is current and construction is on schedule.

Loan nos. 2427-29 were made to 99 Investors, LLC in March 2000. Repayment is secured by junior deeds of trust. The developments are single family residences in Los Altos Hills. Construction is scheduled for completion in by December 2001. The loans are current and construction is on schedule.

Loan nos. 2455 and 2469 were made to 99 Investors, LLC in April and September 2000, respectively. Repayment is secured by junior deeds of trust. The developments are single family residences in Atherton, California. Construction is scheduled for completion in July and June 2002, respectively. The loans are current and the projects are on schedule.

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

Payable to Affiliate

There is $1,101,386 payable to an affiliate at June 30, 2001 compared with $236,972 payable at December 31, 2000, on our financial statements, representing short-term advances by our manager to us. Our manager typically advances these funds to us to facilitate cash management and charges us an interest rate of 11 percent per annum on the outstanding balance.

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

For further details, see the discussion under the heading "Risk Factors" in our registration statement on Form 10-K dated March 30, 2001.

PART II.

OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

We may, from time to time, become involved in legal actions relating to our investments in real estate under development arising in the normal course of our business. We believe the liabilities, if any, which may ultimately result from such legal actions, will not have a materially adverse effect on our financial position, results of operation, or cash flows.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

(a)  Not Applicable.

(b)  Not Applicable.

(c)  Sales of Equity Securities.

Between January 1, 2001 and June 30, 2001, we sold and issued 1,869,171 shares of our Class A Convertible Preferred stock. Purchasers of such Class A Convertible Preferred stock paid $10 per share.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5.   OTHER INFORMATION.

 Annual Shareholders Meeting.

On May 31, 2001, the Company's annual shareholders meeting for the year 2001 was held. Susan Fox was re-elected as a Class II director, with her term expiring in 2004. William Whitlow and Robert Puette, who were previously elected by the Board to serve as Class III directors pending the annual meeting, were re-elected as Class III directors, with terms expiring in 2002. James

Barrington, who was previously elected by the Board to serve as a Class I director pending the annual meeting, was re-elected as a Class I director, with his term expiring in 2003. The only other item for business at the annual shareholders meeting for the year 2001 was the ratification of Arthur Andersen LLP as independent auditors for the year 2001. Arthur Andersen LLP's appointment was ratified

Privacy Notice.

The Company has provided the following notice to shareholders under regulations promulgated under the Gramm-Leach-Bliley Act:

We collect non-public personal information about you from the following sources: information we receive from you on applications or other forms, and information about your transactions with us. We do not disclose any non-public information about you to anyone except our manager, Primecore Funding Group, Inc., and as permitted or required by law. We restrict access to non-public personal information about you to those employees who need to know that information to provide services to you. We are, on occasion, required to submit non-public information about you to government regulatory bodies to whom we must report in the course of our business. We attempt to maintain the confidentiality of documents produced to such entities, but must rely on the good faith and compliance with law of such entities to protect your non-public information. We also maintain physical, electronic and procedural safeguards to guard your non-public personal information. Should you have any questions about the foregoing, please feel free to contact our Investor Relations Department by telephone at (650) 328-3060, by e-mail at info@primecore.com, or by mail at Primecore Mortgage Trust, Inc., 99 El Camino Real, Menlo Park, California 94025,
Attn: Director of Investor Relations.

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

Dated:   August 14, 2001            /s/ SUSAN FOX
                                    -------------
                                    Susan Fox, President


Dated:   August 14, 2001            /s/ MICHAEL RIDER
                                    -----------------
                                    Michael Rider, Chief Financial Officer


Dated:   August 14, 2001            /s/ WILLIAM E. WHITLOW
                                    ----------------------
                                    William E. Whitlow, Chairman of the Board

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                  DESCRIPTION OF EXHIBIT

11.1                    Statement regarding computation of per share earnings