Form 10-Q
period 2001-09-30
PRIMECORE MORTGAGE TRUST INC
filed 2001-11-06
CIK 1086670

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

      |X|       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

                                       OR

      |_|       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         The number of shares of convertible preferred stock outstanding as of September 30, 2001 was 22,135,483. The number of shares of common stock outstanding as of September 30, 2001 was 100.

Table of Contents

  Part I.   Financial Information


Item 1.     Financial Statements (unaudited).................................. 3

            Balance Sheets as of September 30, 2001 and
               December 31, 2000 (unaudited).................................. 4

            Statements of Operations for the Three and Nine Months Ended
               September 30, 2001 and 2000 (unaudited)........................ 5

            Statement of Shareholders' Equity for the Nine Months Ended
               September 30, 2001 (unaudited)................................. 6

            Statements of Cash Flows for the Nine Months Ended
               September 30, 2001 and 2000 (unaudited)........................ 7

            Notes to the Financial Statements (unaudited)..................... 9

Item 2.     Management's Discussion and Analysis of Financial Condition
               and Results of Operations..................................... 18

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

Item 2.     Changes in Securities and Use of Proceeds........................ 22

Item 3.     Defaults Upon Senior Securities.................................. 22

Item 4.     Submission of Matters to a Vote of Security Holders.............. 22

Item 5.     Other Information................................................ 22

Item 6.     Exhibits and Reports on Form 8-K................................. 23

            (a) Exhibits..................................................... 23

            (b) Reports on Form 8-K.......................................... 23

            Signatures....................................................... 24

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

         Attached are the following unaudited financial statements of Primecore Mortgage Trust, Inc. (the "Company"):

     (1) Balance Sheets as of September 30, 2001, and December 31, 2000 (unaudited)

     (2) Statements of Operations for the Three and Nine Months ended September 30, 2001 and 2000 (unaudited)

     (3) Statement of Shareholders' Equity for the Nine Months ended September 30, 2001 (unaudited)

     (4) Statements of Cash Flows for the Nine Months ended September 30, 2001 and 2000 (unaudited)

     (5)  Notes to Financial Statements (unaudited)

         The financial statements referred to above should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2000 as filed with the Securities and Exchange Commission in our Annual Report on Form 10-K filed March 30, 2001.

                                             PRIMECORE MORTGAGE TRUST, INC.

                                                  BALANCE SHEETS
                              As of September 30, 2001 and December 31, 2000 (unaudited)




                                                                          September 30, 2001    December 31, 2000
                                                                        --------------------- --------------------

ASSETS:
Investments in real estate under development............................       $ 162,569,785        $ 174,362,219
Investments in real estate under development by affiliates..............          40,367,362           42,050,737
Investments in real estate held for sale................................           3,691,107                   --
Cash and cash equivalents...............................................             300,000                   --
Other assets, net.......................................................              55,798              132,135
                                                                        --------------------- --------------------
        Total assets....................................................       $  206,984,052      $  216,545,091
                                                                        ===================== ====================

LIABILITIES AND SHAREHOLDERS' EQUITY:
Notes payable (including $0 and $7,622,535 to affiliates at September
   30, 2001, and December 31, 2000, respectively).......................       $   22,763,153       $  38,787,264
Secured line of credit..................................................          13,207,701            6,644,692
Accrued expenses and other..............................................             388,948              723,512
Bank overdraft..........................................................             866,610            3,086,941
Preferred stock dividends payable.......................................           2,124,306            1,901,863
Payable to affiliate....................................................              90,505              236,972
                                                                        --------------------- --------------------
        Total liabilities...............................................          39,441,223           51,381,244
                                                                        --------------------- --------------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Preferred stock: par value $0.01, 40,000,000 shares authorized;
   22,135,483 and 19,946,445 shares issued and outstanding at September
   30, 2001, and December 31, 2000, respectively; entitled to $10 per
   share in liquidation before any distributions to common..............         221,174,158          199,285,861
Common stock:  par value $0.01, 10,000,000 shares authorized; 100 shares issued and outstanding at September 30, 2001, and December
   31, 2000.............................................................                   1                    1
Retained deficit........................................................         (53,631,330)         (34,122,015)
                                                                        --------------------- --------------------

        Total shareholders' equity......................................         167,542,829          165,163,847
                                                                        --------------------- --------------------

        Total liabilities and shareholders' equity......................       $ 206,984,052        $ 216,545,091
                                                                        ===================== ====================


                                   The accompanying notes are an integral part of these statements.

                                             PRIMECORE MORTGAGE TRUST, INC.

                                               STATEMENTS OF OPERATIONS
                              For the three months ended September 30, 2001 and 2000 and
                                 For the nine months ended September 30, 2001 and 2000
                                                      (unaudited)


                                                       Three Months         Three Months          Nine Months          Nine Months
                                                              Ended                Ended                Ended                Ended
                                                 September 30, 2001   September 30, 2000   September 30, 2001   September 30, 2000
                                                -------------------- -------------------- -------------------- --------------------
REVENUES:
Income from completed real estate development
   (including  $0; $511,250; $0; and $1,509,199
   from affiliates, respectively)...............     $    1,430,690       $    2,566,717       $    8,151,866       $   10,228,313
Other   ........................................                 --                    7                   81               36,391
                                                -------------------- -------------------- -------------------- --------------------
            Total revenues......................          1,430,690            2,566,724            8,151,947           10,264,704
                                                -------------------- -------------------- -------------------- --------------------
EXPENSES:
Management fees to an affiliate.................          2,808,680            2,903,744            8,919,897            8,145,730
General, administrative and other...............            104,651              128,953              374,362              458,001
                                                -------------------- -------------------- -------------------- --------------------
            Total expenses......................          2,913,331            3,032,697            9,294,259            8,603,731
                                                -------------------- -------------------- -------------------- --------------------

        Net (loss) income.......................         (1,482,641)            (465,973)          (1,142,312)           1,660,973
        Preferred stock dividends...............         (6,288,698)          (5,355,477)         (18,367,003)         (15,959,911)
                                                -------------------- -------------------- -------------------- --------------------

        Net loss allocable to common............    $    (7,771,339)     $    (5,821,450)     $   (19,509,315)     $   (14,298,938)
                                                ==================== ==================== ==================== ====================

Basic and diluted net loss per common share.....    $       (77,713)     $       (58,214)     $      (195,093)     $      (142,989)
                                                ==================== ==================== ==================== ====================
Basic and diluted weighted-average shares
outstanding.....................................                100                  100                  100                  100
                                                ==================== ==================== ==================== ====================






                                   The accompanying notes are an integral part of these statements.

                         PRIMECORE MORTGAGE TRUST, INC.

                                             STATEMENT OF SHAREHOLDERS' EQUITY
                                        For the nine months ended September 30, 2001
                                                       (unaudited)

                                                                                              Retained
                                             Preferred Stock          Common Stock             Deficit          Total
                                             ---------------          ------------            --------          -----
                                            Shares       Amount      Shares   Amount
                                            ------       ------      ------   ------
Shareholders' equity at
   December 31, 2000.................    19,946,445  $ 199,285,861     100    $   1      $  (34,122,015)   $ 165,163,847
Sales of preferred stock.............     2,559,754     25,595,457      --       --                  --       25,595,457
Issuance of preferred stock under
   dividend reinvestment plan........       491,802      4,918,020      --       --                  --        4,918,020
Redemption of preferred stock........      (862,518)    (8,625,180)     --       --                  --       (8,625,180)
Dividends to preferred
   shareholders......................            --             --      --       --         (18,367,003)     (18,367,003)
Net loss.............................            --             --      --       --          (1,142,312)      (1,142,312)
                                      ------------------------------------------------------------------------------------
Shareholders' equity at
   September 30, 2001................    22,135,483  $ 221,174,158     100    $   1      $  (53,631,330)   $ 167,542,829
                                      ====================================================================================




                                   The accompanying notes are an integral part of these statements.


                                       PRIMECORE MORTGAGE TRUST, INC.

                                          STATEMENTS OF CASH FLOWS
                           For the nine months ended September 30, 2001 and 2000
                                                (unaudited)

                                                                                    Nine Months          Nine Months
                                                                                          Ended                Ended
                                                                             September 30, 2001   September 30, 2000
                                                                           -------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income.........................................................       $  (1,142,312)      $     1,660,973
      (Decrease) increase in accrued expenses, bank overdraft and other...          (2,554,895)            2,814,705
      (Decrease) increase in payable to affiliate.........................            (146,467)              382,995
           Decrease in other assets, net..................................              76,337                27,041
                                                                           ----------------------- ------------------
             Net cash provided by (used in) operating activities..........          (3,767,337)            4,885,714
                                                                           ----------------------- ------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Investments in real estate under development......................         (49,814,925)         (137,694,675)
        Investments in real estate under development by affiliates........          (8,519,778)          (23,451,437)
        Return of investments in real estate under development............          57,916,252            94,592,635
        Return of investments in real estate under development by                   10,203,153            24,896,242
affiliates   .
        Decrease in receivable from affiliate.............................                  --             1,743,081
                                                                           ----------------------- ------------------
             Net cash provided by (used in) investing activities..........           9,784,702           (39,914,154)
                                                                           ----------------------- ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from sales of preferred stock, net of offering costs.....          25,595,457            14,657,475
        Redemptions of preferred stock....................................          (8,625,180)          (16,614,970)
        Issuance of notes payable.........................................          17,992,400            56,144,293
        Additions to notes payable from reinvested interest...............             750,349             1,235,126
        Repayment of notes payable........................................         (34,766,860)          (16,604,991)
        Borrowings on secured line of credit..............................           6,563,009             7,645,000
        Additions to loan fees............................................                  --              (129,250)
        Payment of preferred stock dividends..............................         (13,226,540)          (11,611,456)
                                                                           ----------------------- ------------------
             Net cash provided by (used in) financing activities..........           (5,717,365)          34,721,227
                                                                           ----------------------- ------------------
             Net increase (decrease) in cash and cash equivalents.........              300,000             (307,213)
Beginning cash and cash equivalents.......................................                 --                675,528
                                                                           ----------------------- ------------------
Ending cash and cash equivalents..........................................       $      300,000        $     368,315
                                                                           ======================= ==================
Cash paid for interest, net of amounts capitalized of $3,541,210 and
   $2,643,127, for the nine months ended September 30, 2001, and 2000,
   respectively...........................................................       $           --        $          --
                                                                           ======================= ==================













                         PRIMECORE MORTGAGE TRUST, INC.

                            STATEMENTS OF CASH FLOWS
              For the nine months ended September 30, 2001 and 2000
                                   (unaudited)


                                                                                    Nine Months          Nine Months
                                                                                          Ended                Ended
                                                                             September 30, 2001   September 30, 2000
                                                                           -------------------------------------------
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING
ACTIVITIES:
Investments in real estate under development received in exchange for
issuance of Class A Preferred Stock.......................................                   --          $    150,000
Investments in real estate under development received in exchange for
Series B Notes............................................................                   --               795,000
Reinvested Preferred Stock dividends.....................................          $  4,918,020          $  4,291,840




                                   The accompanying notes are an integral part of these statements.

                         PRIMECORE MORTGAGE TRUST, INC.

                        NOTES TO THE FINANCIAL STATEMENTS
                  For the nine months ended September 30, 2001
                                   (unaudited)


1.   ORGANIZATION AND BUSINESS

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

At September 30, 2001, there were 100 shares of common stock outstanding, all held by William Whitlow, Susan Fox and Michael Rider, who are employees and officers of our manager. Ms. Fox owns all of the stock of our manager.

The 22,135,483 and 19,946,445 shares of Preferred Stock outstanding as of September 30, 2001 and December 31, 2000, respectively, rank senior to our common stock as to dividends and liquidation rights. The shares are convertible into, and have voting rights equal to, the same number of shares of our common stock. We will not pay any dividends to the holders of the common stock so long as any Preferred Stock is outstanding.

Preferred stock dividends are paid monthly in arrears and were $0.86 per share (based on weighted average preferred shares outstanding of 21,296,753) for the nine months ended September 30, 2001, compared with $0.85 per share (based on weighted average preferred shares outstanding of 18,720,296) for the nine months ended September 30, 2000. The terms of our dividend reinvestment plan permit our shareholders to reinvest dividends in additional shares of Preferred Stock, currently at $10 per share.

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

On August 31, 2001 we closed a placement offering of 20,000,000 shares of Preferred Stock through which we had issued 5,198,395 shares for net proceeds of $51,803,278. On September 1, 2001, we began a new private placement offering of 20,000,000 shares of Preferred Stock at $10.00 per share. As of September 30, 2001, we had issued 202,421 shares in the current private placement for net proceeds of $2,024,210. This placement was undertaken to purchase and fund construction mortgage loans and for working capital purposes, is ongoing, and is presently scheduled to close on December 31, 2001; however, we anticipate extending the closing date until all shares have been sold, at which point we may announce an additional placement.

                         PRIMECORE MORTGAGE TRUST, INC.

                        NOTES TO THE FINANCIAL STATEMENTS
                  For the nine months ended September 30, 2001
                                   (unaudited)

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

Other. In addition, we are subject to other significant business and financial risks, including but not limited to liquidity, the prevailing market for residential real estate, interest rates, dependence on our manager, timely completion of projects, ownership of foreclosed projects, lack of borrower diversification, and potential environmental matters relating to properties on which we have made loans. For additional information see Risk Factors set forth in our Form 10-K dated March 30, 2001.

Retained Deficit

We had a retained deficit as of September 30, 2001 and December 31, 2000 because we pay dividends to the holders of our Preferred Stock based on our taxable income, in accordance with REIT requirements. Our taxable income differs from income measured in accordance with accounting principles generally accepted in the United States due to timing differences in the recognition of income from our investments in real estate. See Income Taxes in Note 2 below. These dividend distributions are expected to be matched by GAAP measured revenues from completed real estate projects in future periods, as described in Note 2.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements present the financial position of the Company as of September 30, 2001, and December 31, 2000, and the results of operations and cash flows of the Company for the three and nine months ended September 30, 2001 and 2000. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position and results of operations of the Company as of September 30, 2001 and for the period then ended.

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

                         PRIMECORE MORTGAGE TRUST, INC.

                        NOTES TO THE FINANCIAL STATEMENTS
                  For the nine months ended September 30, 2001
                                   (unaudited)

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

Investments in real estate held for sale

Investments in real estate under development for which we have taken title upon foreclosure or been granted title by deed in lieu of foreclosure are stated at the lower of the carrying amount of the investment at the date title is received plus any subsequent costs advanced, or the net realizable value upon disposition. At September 30, 2001 we did not recognize any impairment on these investments because we believe the investment proceeds will exceed the carrying costs plus the costs of disposition.

Cash and Cash Equivalents

Cash and cash equivalents include cash held in financial institutions and other highly liquid short-term investments with original maturities of three months or less. We use sweep accounts in conjunction with our credit line to manage our cash. Each night, any cash in our bank accounts is used to pay down our line of credit. As the checks we issue clear our accounts, funds for payment are advanced from the line of credit. At September 30, 2001, we had a bank overdraft of $866,610 and in excess of $1,790,000 available on our line of credit.

Income from Completed Real Estate Development

Our investment objective is to make construction mortgage loans on projects we believe are likely to ultimately sell for an amount sufficient to repay the principal plus interest of those loans at the agreed upon rate. With the exception of investments in real estate held for sale acquired through foreclosure or deed in lieu of foreclosure, we do not intend to own or develop property and do not participate in the profit realized by the borrower, including affiliated borrowers, upon sale of the property.

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

                         PRIMECORE MORTGAGE TRUST, INC.

                        NOTES TO THE FINANCIAL STATEMENTS
                  For the nine months ended September 30, 2001
                                   (unaudited)

The following table outlines the primary differences between financial reporting income and taxable income for the nine months ended September 30, 2001 and 2000:

                                                         Nine Months          Nine Months
                                                               Ended                Ended
                                                  September 30, 2001   September 30, 2000
                                                 -----------------------------------------
Net (loss) income, as reported................... $      (1,142,312)      $     1,660,973
        Less: Income from completed real
              estate development                         (8,151,866)          (10,228,313)
                  Capitalized interest...........        (3,397,097)           (3,079,362)
        Add:  Accrued interest income on
              loans and related points earned....        29,686,126            27,613,599
       Other.....................................           (77,893)                   --
                                                 -----------------------------------------
Taxable income................................... $      16,916,958       $    15,966,897
                                                 =========================================
Preferred stock dividends........................ $      18,367,003       $    15,959,911
                                                 =========================================

Net Income Per Share of Common Stock

Per share amounts for our common stock are computed using the weighted average common shares outstanding during the period. Net income used in the calculation is reduced by dividends owed to preferred shareholders. The diluted weighted average common shares outstanding include the dilutive effect of stock options and other common stock equivalents. There are currently no stock options or other dilutive common stock equivalents, and as a result, the basic and diluted weighted average common shares outstanding for the nine months ended September 30, 2001 and 2000, are the same and are 100 shares.

3.   INVESTMENTS IN REAL ESTATE UNDER DEVELOPMENT

We make loans with maturity dates generally ranging from 12 to 18 months. For financial reporting purposes, we apply the equity method of accounting for our investments. Investments in real estate under development represent funds advanced in cash plus capitalized interest on debt arrangements in effect at any particular time. Since real estate under development generates no operating income, we do not accrue any income for financial reporting purposes until the sale or refinancing of a property. The income that we ultimately realize is based upon the terms of the construction mortgage loan. During the nine months ended September 30, 2001, interest rates on loans outstanding ranged from 11 percent to 13 percent. In addition, we charged points, which were typically 4 percent of the borrowed amount during that same period.

                         PRIMECORE MORTGAGE TRUST, INC.

                        NOTES TO THE FINANCIAL STATEMENTS
                  For the nine months ended September 30, 2001
                                   (unaudited)

The following table summarizes our portfolio of investments in real estate under development at September 30, 2001:

  Location             Interest         Maturity     Commitment       Carrying
  - County                Rates            Dates         Amount         Amount
----------------- -------------- ---------------- -------------- --------------

  Alameda          11.00-12.00%   04/01- 10/01     $  8,595,000   $  3,057,345
  Marin            11.25-13.00%   03/01- 07/02       55,401,000     32,130,707
  Monterey         11.50-12.00%   12/01- 05/02       27,160,000     11,739,998
  Other            11.00-11.50%   06/01- 05/02       23,275,000     17,407,621
  San Francisco    11.50-12.00%   09/01- 08/02       26,610,000     14,564,893
  San Mateo        11.00-15.00%   06/01- 09/02       71,411,140     35,505,575
  Santa Clara      11.25-13.00%   06/01- 08/02       76,070,000     48,163,646
                                                  -------------- --------------
                                                   $288,522,140   $162,569,785
                                                  ============== ==============

Earned but unrecognized interest and points on loans outstanding at September 30, 2001 totaled $42,338,630. These amounts will be recognized as income from completed real estate development upon the sale or refinancing of the underlying property.

We will fund unfunded commitments on existing loans from the repayment of other loans, borrowings on our line of credit (Note 7), issuance of short-term notes payable or issuance of Preferred Stock. We believe we will have adequate sources of capital to fund these commitments when and as they become due.

As of September 30, 2001, we had commitments totaling $31,935,000 on loans with a carrying amount of $12,463,126, which have not been paid by their stated maturity dates and which we do not intend to extend. The properties securing these loans are currently on the market for sale or the borrower is attempting to refinance the property. In some instances we have filed a notice of default, which begins the foreclosure process, however we believe that there is sufficient equity to insure full repayment in the event that the projects do not sell or refinance before the foreclosure process has completed. Accordingly, we have not recognized any impairments on these loans.

During the nine months ended September 30, 2001 and 2000, we capitalized $2,760,965 and $2,312,501 respectively, of interest expense to investments in real estate under development.

4.   INVESTMENTS IN REAL ESTATE UNDER DEVELOPMENT BY AFFILIATES

We have also made loans to affiliates of our manager acting as the developer. These arrangements are accounted for in a manner identical to that described in
Note 3 above. The following table summarizes our portfolio of investments in real estate under development by affiliates at September 30, 2001:

  Location             Interest         Maturity     Commitment       Carrying
  - County                Rates            Dates         Amount         Amount
----------------- -------------- ---------------- -------------- --------------

  San Mateo         11.25-11.25%     10/01-12/01   $ 14,200,000   $  7,510,850
  Santa Clara       11.00-11.50%     09/01-04/02     54,750,000     32,856,512
                                                  -------------- --------------
                                                   $ 68,950,000   $ 40,367,362
                                                  ============== ==============

                         PRIMECORE MORTGAGE TRUST, INC.

                        NOTES TO THE FINANCIAL STATEMENTS
                  For the nine months ended September 30, 2001
                                   (unaudited)

Earned but unrecognized interest and points on loans outstanding at September 30, 2001 totaled $12,531,396. Such amounts will be recognized as income from completed real estate development upon the sale or refinancing of the underlying property.

During the nine months ended September 30, 2001 and 2000, we capitalized $636,132 and $766,860 respectively, of interest expense to investments in real estate under development by affiliates.

5.   INVESTMENTS IN REAL ESTATE HELD FOR SALE

As of September 30, 2001, we had taken title on two investments in real estate totaling $3,691,107 compared with $0 at December 31, 2000. One of the investments is complete and ready for sale and one project is under construction. We intend to dispose of these properties in the normal course of business.

6.   NOTES PAYABLE

We had unsecured borrowings of $22,763,153 at September 30, 2001 compared with $38,787,264 at December 31, 2000 on notes issued to accredited investors through private placements. These notes have varying maturities of up to one year from the date of issuance. The notes bear interest at rates between 9 and 13 percent with interest payable monthly in arrears. Notes issued prior to September 29, 2000 are callable at the option of the note holder subject to the same provisions that apply to stock redemption requests. See Note 1 - Capitalization. As of September 30, 2001 we had not received any calls for payment on these notes. Notes issued by us after September 29, 2000 may be redeemed at our option before their stated maturity. At September 30, 2001, none of our unsecured notes payable was held by our officers or directors of our manager compared with $7,622,535 at December 31, 2000.

7.   LINES OF CREDIT

We have a $15,000,000 line of credit with a commercial bank. The amount borrowed under the line of credit at September 30, 2001, was $13,207,701 compared with $6,644,692 at December 31, 2000. Repayment is secured by our assets and is guaranteed by our manager and another affiliate. The line of credit carries interest at prime plus 1.25 percent (7.25 percent at September 30, 2001) and matures in December 2001. The terms of the line of credit require, among other provisions, that we maintain total equity of no less than $150,000,000 and a debt to equity ratio not exceeding 1.5 to 1.0. One of the conditions for additional advances on our line of credit requires that we maintain quarterly net income of $500,000. Because we had a loss for the quarter ended September 30, 2001, we did not meet the condition and have requested a waiver.

8.   TRANSACTIONS WITH AFFILIATES

Management Fees

A management agreement dated March 30, 1999 and amended on October 1, 2000 between us and our manager provides for a monthly fee payable in arrears equal to 0.25 percent of the total commitment amount of the loans in our investments in real estate under development and in our investments in real estate under development by affiliates.

For the three months and nine months ended September 30, 2001, the portfolio management fees earned by our manager were $2,808,680 and $8,919,897, compared with $2,903,744 and $8,145,730 for the three months and nine months ended September 30, 2000.

                         PRIMECORE MORTGAGE TRUST, INC.

                        NOTES TO THE FINANCIAL STATEMENTS
                  For the nine months ended September 30, 2001
                                   (unaudited)

Payable to Affiliate

The $90,505 and $236,972 payable to affiliate at September 30, 2001 and December 31, 2000, respectively, represents short-term advances to us by our manager to facilitate our cash management. Our manager charges us an interest rate of 11 percent per annum on the outstanding balance, which amounted to $4,351 and $50,346 for the three months and nine months ended September 30, 2001 compared with $37,976 and $53,104 for the three months and nine months ended September 30, 2000. This interest has been capitalized to investments in real estate under development and investments in real estate under development by affiliates.

Affiliates and Significant Borrowers.

Loans assumed by, or made to, our affiliates represent a material portion of our investment portfolio. As of September 30, 2001, loans assumed by or made to our affiliates represented 19% of our loan commitments and 20% of the funded portion of those commitments. As of December 31, 2000, loans assumed by or made to our affiliates represented 17% of our loan commitments and 19% of the funded portion of those commitments. In contrast, no unaffiliated borrower had loans exceeding 10% of our total loans outstanding as of September 30, 2001 or December 31, 2000.

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

99 El Camino Partners, LLC is our affiliate and a California Limited Liability Company. Ms. Fox is the sole member. The partnership has no employees, does not provide any services to us and does not receive any compensation or benefits from us. 99 El Camino Partners owns the property at 99 El Camino Real, Menlo Park, California, our principal place of business and that of our affiliates.

The following is a summary of loans assumed by our affiliates as of September 30, 2001, categorized by loan number, project name, affiliate, commitment amount, funded amount and percentage funded. The funded balance represents the total amount advanced towards a loan. The funded amount may differ from the loan

                         PRIMECORE MORTGAGE TRUST, INC.

                        NOTES TO THE FINANCIAL STATEMENTS
                  For the nine months ended September 30, 2001
                                   (unaudited)

balance outstanding as a result of payments received from the sales of property secured by the loan. Also, included in the funded amount are loan fees and interest charged to the borrower, which are not reported under generally accepted accounting principles.

   Loan          Project Name            Affiliate           Commitment        Funded      % Funded
Loan 2376    104 Second Street           Eprime, Inc.         $ 3,500,000     $ 3,197,699      91%
Loan 2447    8 Los Altos Prop.,
             7 Los Altos Hills Prop.     Eprime, Inc.          13,500,000      12,639,390      94%
Loan 2512    Kate and Ascension          Eprime, Inc.           5,950,000       4,689,296      79%
                                                           --------------- ---------------
                Total Eprime loans                            $22,950,000     $20,526,385      89%
                                                           =============== ===============

Loan 2330    Scotia Pines Subdivision    99 Investors, LLC    $ 4,000,000     $ 1,519,281      38%
Loan 2404    7 Lots, Los Altos Nursery   99 Investors, LLC     12,800,000      11,774,124      92%
Loan 2427    Quarry Estates - Lot 13     99 Investors, LLC      5,000,000       2,852,073      57%
Loan 2428    Quarry Estates - Lot 15     99 Investors, LLC      5,000,000       3,547,103      71%
Loan 2429    Quarry Estates - Lot 16     99 Investors, LLC      5,000,000       2,416,427      48%
Loan 2455    91 Fleur Place              99 Investors, LLC      7,100,000       5,032,944      71%
Loan 2469    37 Euclid                   99 Investors, LLC      7,100,000       3,749,218      53%
                                                           --------------- ---------------
                Total 99 Investors loans                      $46,000,000     $30,891,170      67%
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

Loan no. 2330 was assumed by 99 Investors, LLC in September 1999 and is secured by a junior deed of trust on property developed by Eprime, Inc. and 99 Investors, LLC.

Loan no. 2404 was made to 99 Investors, LLC in September 1999. Repayment is secured by a single junior deed of trust on 7 lots in Los Altos, California. The loan is for development of 7 single-family residences. Construction is scheduled for completion in December 2001. The loan is current and construction is on schedule.

                         PRIMECORE MORTGAGE TRUST, INC.

                        NOTES TO THE FINANCIAL STATEMENTS
                  For the nine months ended September 30, 2001
                                   (unaudited)

Loan nos. 2427-29 were made to 99 Investors, LLC in March 2000. Repayment is secured by junior deeds of trust. The developments are single-family residences in Los Altos Hills. Construction is scheduled for completion by December 2001. The loans are current and construction is on schedule.

Loan nos. 2455 and 2469 were made to 99 Investors, LLC in April and September 2000, respectively. Repayment is secured by junior deeds of trust. The developments are single-family residences in Atherton, California. Construction is scheduled for completion in July and June 2002, respectively. The loans are current and the projects are on schedule.

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

9.   COMMITMENTS AND CONTINGENCIES

Litigation

We are not a party to any litigation or other proceeding that we reasonably believe will have a materially adverse affect on our financial position, results of operation, or cash flows.

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

We began operations on May 1, 1999, concurrent with the first interim closing of a private offering of 14,575,664 shares of our Class A Convertible Preferred stock at $10 per share primarily in exchange for beneficial interests in trust deeds on real property securing loans and accrued interest totaling $145,756,640. Purchasers of our shares were primarily investors in trust deeds managed by Primecore Funding Group, Inc. who invested in those trust deeds before our formation and exchanged their interests for our stock at $10 per share on a dollar for dollar basis. Since that time we have sold our Preferred Stock through various private placements in order to raise cash to fund our loans and for working capital purposes.

On September 1, 2001, we began a new equity private placement offering of 20,000,000 shares of Preferred Stock at $10.00 per share. This placement was undertaken to purchase and fund additional and existing construction mortgage loans and for working capital purposes. This placement is ongoing, and is presently scheduled to close on December 31, 2001, however we anticipate extending the closing date until all shares have been sold, at which point we may announce an additional placement.

We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"), and as such, are required to distribute at least 90 percent of our taxable income annually, subject to adjustments. Our manager expects that the cash for such distributions will be generated from our day-to-day operations, although we may also borrow funds to make distributions.


We may experience high volatility in financial reporting net income from quarter to quarter and year to year, primarily as a result of fluctuations in timing of completion of our investments in real estate under development, interest rates, and general economic conditions in the greater San Francisco Bay Area. Our operating results will depend, in part, upon our ability to manage our interest rate and credit risks while maintaining our REIT status.

Results of Operations

Earnings per share are computed using weighted average common shares outstanding. Net loss allocable to common shareholders was $7,771,338 and $19,509,315, during the three months and nine months ended September 30, 2001, or a loss of $77,713 and $195,093 per weighted average common share, compared with a net loss allocable to common shareholders for the three months and nine months ended September 30, 2000 of $5,821,450 and $14,298,938, or $58,214 and
$142,989 per weighted average common share.

The loans we make are considered real estate acquisition, development and construction ("ADC") investments for financial reporting purposes. As of September 30, 2001, our ADC investments, including amounts loaned to affiliates, totaled approximately $202,937,000, compared with approximately $216,413,000 at December 31, 2000. Funding commitments on these loans totaled approximately $355,372,000 at September 30, 2001 compared with approximately $436,383,000 at December 31, 2000. For a discussion of these loan arrangements, see the notes to the financial statements.

We realize substantially all of our revenue from repayment of loans on completed real estate developments, comprised of interest income earned at accrual rates ranging from 11 to 15 percent over the life of the investments and points typically of 4 percent of the commitment amounts, less capitalized interest. Income from completed real estate developments totaled $1,430,690 and $8,151,866 for the three months and nine months ended September 30, 2001 compared with $2,566,717 and $10,228,313 for the three months and nine months ended September 30, 2000. Income decreased for both the three months and nine months ended September 30, 2001 compared with the comparable periods in 2000 because the number of investments that have sold or refinanced has decreased. For the three months ended September 30, 2001 six investments totaling approximately $11,600,000 paid off compared with eleven investments totaling approximately $27,300,000 in the three months ended September 30, 2000. For the nine months ended September 30, 2001 twenty-nine investments totaling approximately $65,600,000 in proceeds paid off compared with fifty-four investments totaling approximately $134,900,000 during the same period in 2000. The decrease in payoffs is a function of the economic slowdown in the San Francisco Bay Area and the United States as a whole. A contributing factor has been the unwillingness of some of our borrowers to adjust pricing of their projects to reflect the current market environment. In such cases, we have filed notices of default that begin the foreclosure process. As a result of these actions, we expect to receive a higher number of payoffs, and correspondingly, proportionally more revenue in the fourth quarter then we have had in the first three quarters of 2001.

Management fees were $2,808,680 and $8,919,897 for the three months and nine months ended September 30, 2001, compared with $2,903,744 and $8,145,730 for the three months and nine months ended September 30, 2000. The decrease in the management fee for the three months ended September 30, 2001 was due to the decrease in the balance of loan commitments from the quarter ended September 30, 2000. The increase in management fees for the nine months ended September 30, 2001 over the nine months ended September 30, 2000 is attributable primarily to the increase in the management fee rate effective January 1, 2001 from .22% per month to .25% per month of the total loan commitment amount.

Interest cost associated with our notes payable and secured line of credit was $958,967and $3,346,750 for the three months and nine months ended September 30, 2001, compared with $1,559,125 and $3,079,129 for the three months and nine months ended September 30, 2000. All interest costs have been capitalized. Our interest costs decreased in the three months ended September 30, 2001 from the three months ended September 30, 2000 due to a decrease in the amount of our debt and a decrease in the interest rate on our line of credit. Our interest costs are higher for the nine months ended September 30, 2001 than the nine months ended September 30, 2000 because the average amount of our borrowing in for that period was higher than the corresponding period last year even though it has been steadily decreasing throughout 2001. We expect our total borrowing to decrease to a level between $20,000,000 and $30,000,000 from the current $38,000,000 over the next six months.

General administrative and other expenses were $104,651 and $374,362 for the three months and nine months ended September 30, 2001, compared with $128,953 and $458,001 for the three months and nine months ended September 30, 2000. We have no employees, and our general and administrative and other expenses consist primarily of professional fees. General and administrative expenses decreased primarily due to nonrecurring costs related to becoming an SEC registrant in 2000, as well as our manager's retention of an in-house attorney at the beginning of 2001 to perform some of the functions previously provided for us by outside attorneys.

Liquidity and Capital Resources

Liquidity means the need for, access to and uses of cash. Our principal demands for liquidity are cash for operations, including funds that are required to satisfy obligations under existing loan commitments, management fees, interest expense associated with our indebtedness, debt repayments and distributions to shareholders. In the near term, our principal sources of liquidity are the repayments of our real estate investments, funds received from issuance of unsecured notes payable, our line of credit and sales of preferred stock under the private placement that became effective September 1, 2001.

During the nine months ended September 30, 2001 we received returns of investments in real estate under development, including those to affiliates totaling approximately $68,119,000 compared with approximately $119,489,000 for the same period last year. The decrease is largely due to the slowing economy which has resulted in longer selling periods for the homes we finance. Housing inventory has increased from last year as fewer buyers are in the market and, as a result, the number of days that a house remains on the market has increased from an average of about 22 days a year ago to about 90 days currently. Differing market sectors have seen differing effects. We have identified three major price points in the markets where we lend: under $2 million; $2 million to $5 million; and over $5 million. The housing market for properties listed under $2 million has remained strong, with well priced properties in good locations are still selling quickly and in some instances with multiple offers. Approximately 37% of our investments were in homes expected to sell for a price under $2 million. The $2 million to $5 million sector has softened from a year ago, with prices dropping an average of 5% to 10% from last year's levels and the average number of days on the market increasing to about 90. Approximately 27% of our investments were in homes expected to sell for a price between $2 million and $5 million. The sector over $5 million has been the most significantly affected, with prices declining in some cases by up to 30% from last year's levels and the average number of days on the market approaching 180. Approximately 36% of our investments were in homes expected to sell for a price over $5 million. As of September 30, 2001 we had 12 investments comprising proceeds due of approximately $25,290,000: $6,500,000 in the under $2 million sector; $9,400,000 in the $2 million to $5 million sector; and $9,390, 000 in the over $5 million sector which were complete but which had not yet sold compared with none at September 30, 2000. We do not expect the Bay Area market to return to the frenetic activity seen in 2000 but rather expect sales and prices to remain at their current levels through the middle of 2002. Although it is too early to estimate the impact the September 11 terrorist bombings will have on the local real estate market, if any, we are monitoring the market for any signs of a further softening.

During September 2001, we increased our commercial bank credit line from $10,000,000 to $15,000,000 and extended it to December 2001 while we complete negotiations for a one-year extension. Repayment is secured by our assets, is guaranteed by our manager and another affiliate, and carries interest at prime plus 1.25 percent (7.25 percent at September 30, 2001). Outstanding borrowings under the line of credit as of September 30, 2001 were $13,207,701.

At September 30, 2001 we had unsecured borrowings of approximately $23,000,000 on our Series A and Series B notes compared with approximately $39,000,000 at December 31, 2000. We issued these notes, which bear interest at rates between 9 and 13 percent with interest payable monthly in arrears, to accredited investors through private placements. The notes have varying maturities of up to one year from the date of issuance with approximately $11,000,000 due by December 31, 2001; $9,000,000 due by March 31, 2002; and $3,000,000 due by June 30, 2002.
Subject to demand, we will seek to extend or replace some these notes with longer-term notes at reduced rates of interest.

Our largest continuing use of cash is the funding of our investments. For the nine months ended September 30, 2001 we funded investments of approximately $58,000,000 compared with approximately $161,000,000 funded for the nine months ended September 30, 2000. During the current year we have taken steps to reduce the amount of our funding commitments in the wake of the slowing economy and its effects on the return of our investments. These steps have resulted in a reduction of our funding obligation from a monthly average of approximately $18,000,000 during the first nine months of 2000 to approximately $4,000,000 currently. The reduction in our funding obligation provides us with greater flexibility to manage our capital structure.

During the first nine months of 2001 we had received redemption requests totaling approximately $33,000,000. During the same period our investment payoffs decreased, we had to meet our maturing note payable obligations which began at approximately $39,000,000 and we had to continue to meet our investment funding commitments. As a result we have had to extend the time period in which we honor redemption requests. At September 30, 2001 our outstanding redemption requests stood at approximately $38,000,000. Because of the steps we have taken to improve our liquidity position by reducing our investment funding commitments, and the payments we made against our Series A and B notes payable obligations, we project making significant redemptions in the fourth quarter.

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

For further details, see the discussion under the heading "Risk Factors" in our Annual Report on Form 10-K dated March 30, 2001.

PART II.   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

We are not a party to any litigation or other proceeding that we reasonably believe will have a materially adverse affect on our financial position, results of operation, or cash flows.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

(a)      Not Applicable.

(b)      Not Applicable.

(c)      Sales of Equity Securities.

Between January 1, 2001 and September 30, 2001, we sold and issued 2,559,754 shares of our Class A Convertible Preferred stock. Purchasers of such Class A Convertible Preferred stock paid $10 per share.

Purchasers of our Class A Convertible Preferred stock were accredited investors as defined in Regulation D, Rule 501 (a) (4), (5) or (6) under the 1933 Securities Act. Each investor signed a subscription agreement, which included representations that the investor had sufficient knowledge and experience in financial and business matters to be capable of evaluating the merits and risks of investments generally, and of the investment in our stock and the investor was able to bear the economic risk of the investment. Each investor further acknowledged the investor understood the entire investment could be lost.

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

Not Applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

Exhibits included with this Form 10-Q following the signature page, or those incorporated by reference to other filings are:

3i.1 Articles of Incorporation of the Company are hereby incorporated herein by reference from Exhibit 3(i) to the Company's Registration Statement on Form 10-12G, filed on April 28, 2000

3i.2 Articles Supplementary of the Company are hereby incorporated herein by reference from Exhibit 99.1 to the Company's Registration Statement on Form 10-12G, filed on April 28, 2000

3ii.1 Bylaws, Amended March 21, 2000 are hereby incorporated herein by reference from Exhibit 3(ii) to the Company's Registration Statement on Form 10-12G, filed on April 28, 2000

3ii.2 Bylaws, Amended March 1, 2001 are hereby incorporated herein by reference from Exhibit 3ii.2 to the Company's Annual Report on Form 10-K, filed on March 30, 2001

4.1.1 Specimen Stock Certificate is hereby incorporated herein by reference from Exhibit 99.2 to the Company's Registration Statement on Form 10-12G, filed on April 28, 2000

4.1.1.1 Registration Rights Agreement is hereby incorporated herein by reference from Exhibit 4.1 to the Company's Registration Statement on Form 10-12G, filed on April 28, 2000

4.1.1.2 Founder's Registration Rights Agreement is hereby incorporated herein by reference from Exhibit 4.2 to the Company's Registration Statement on Form 10-12G, filed on April 28, 2000

10.1.1 Management Agreement dated March 30, 1999 is hereby incorporated herein by reference from Exhibit 10 to the Company's Registration Statement on Form 10-12G, filed on April 28, 2000

10.1.2 Management Agreement dated October 1, 2000 is hereby incorporated herein by reference from Exhibit 10.2 to the Company's Annual Report on Form 10-K, filed on March 30, 2001

11.1     Statement regarding computation of per share earnings

(b)      Reports on Form 8-K

Not Applicable.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   November 6, 2001                            /s/ SUSAN FOX
                                                    -------------
                                                    Susan Fox, President



Dated:   November 6, 2001                            /s/ MICHAEL RIDER
                                                    -----------------
                                                    Michael Rider,
                                                    Chief Financial Officer


Dated:   November 6, 2001                            /s/ WILLIAM E. WHITLOW
                                                    ----------------------
                                                    William E. Whitlow,
                                                    Chairman of the Board

                                  EXHIBIT INDEX

EXHIBIT
NUMBER   DESCRIPTION OF EXHIBIT

11.1     Statement regarding computation of per share earnings