Form 10-K
period 2001-12-31
PRIMECORE MORTGAGE TRUST INC
filed 2002-03-20
CIK 1086670

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-K
              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 2001

                             ----------------------

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

                                 (650) 328-3060
              (Registrant's telephone number, including area code)

                             ----------------------

              Securities registered under Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

         Class A Convertible Preferred Stock, par value $0.01 per share
                                (Title of class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ______X_____ No _____________

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [ ]


The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant is $1.00.


Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: 100 Shares of Common Stock




--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

The Company and Affiliates

We are a real estate investment trust (REIT) incorporated in Maryland on March 18, 1999. We began operations May 1, 1999. We fund and hold short-term construction mortgage loans that are made to developers of for-sale, single-family and multi-unit residential real estate. All loans are secured by recorded deeds of trust on the property being developed, and title insurance protecting the position of the deeds of trust is always a condition to making a loan. Most loans are secured by first deeds of trust on the property being developed, although, under proper circumstances and where the loan meets our requirements, we may accept a junior deed of trust. To date, we have made loans only in Northern California, however, there is no restriction on our ability to make or fund loans in other areas. We do not engage in any foreign operations or derive any revenue from foreign operations.

Primecore Funding Group, Inc., an affiliate, pursuant to a management agreement dated October 1, 2000, manages all of our affairs. We have no employees. Our manager, or an affiliate of our manager, originates and services all of the mortgage loans that we make. Our manager bears all operating expenses connected with originating and managing our mortgage loan portfolio and receives a monthly management fee. At December 31, 2001, our manager serviced our portfolio of mortgage loans with an aggregate balance of $308.6 million representing funds advanced on loan commitments including accrued interest and points totaling $221.9 million.

Susan Fox, one of our founders, is the President and sole shareholder of Primecore Funding Group, Inc. Primecore Funding Group, Inc. is a licensed California real estate broker. We have affiliates with whom we share common officers and some common directors, but which have their own, independent business purposes. Our affiliates include Primecore Properties, Inc., 99 Investors, LLC, Eprime, Inc., and 99 El Camino Partners LLC. As described below, when it has been determined to be in the Company's interest, our affiliates have assisted in loan workouts and have become borrowers.

We have issued four classes of securities: (1) common stock ; (2) Class A Convertible Preferred stock; (3) Series A notes; and (4) Series B notes.

Business Strategies

Our investment objective is to make relatively short-term construction loans on projects that we believe are likely to ultimately sell for an amount well in excess of the loan principal, plus interest at the agreed upon rate, and contractual loan fees. We conduct, through our manager, centralized loan underwriting and pricing, project evaluation, loan funding and loan servicing to maintain control of the risks of operating a construction mortgage lending operation and managing a portfolio of short-term construction mortgage loans. All of our loans are secured by recorded deeds of trust, and are supported by detailed loan documents that have been designed to protect our investment. Our manager manages the loans in order to assure that disbursements are proper and that projects are built, to the maximum extent possible, in accordance with stated budgets and timelines.

Our manager's business skills, principles, practices and policies make us different from institutional new-home construction lenders. Nevertheless, our manager faces some competition in the business of originating and servicing construction mortgage loans from banks, thrifts and other independent wholesale mortgage lenders. While most of these entities have significantly greater resources, we compete effectively due to: (1) our tax advantaged status as a REIT; (2) our manager's experience in construction lending, (3) freedom from bureaucracy that allows more flexibility in meeting borrower needs; and (4) freedom from regulatory-related administrative costs and requirements, which requirements can result in increased costs to the borrower due to delays in loan approval, construction or funding of loans.

Dividend Policy and Distributions

In order to maintain our preferred status as a REIT, we are required to distribute at least 90% of our annual taxable income. We intend to distribute 100% of our annual taxable income to our preferred shareholders. We currently make dividend distributions monthly, although this is subject to change at the discretion of our Board of Directors. So long as shares of preferred stock remain outstanding, only holders of our preferred stock will receive dividends; and there will be no cash dividends declared or paid on our common stock.

We pay dividends monthly to shareholders of record based on the number of weighted average shares owned during the preceding calendar month. Since we began operations on May 1, 1999, we have paid dividends totaling $3.01 per weighted average share, representing an annualized rate of return of 11.3%

Our Board of Directors determines the amount of dividends. On October 2, 2001, our Board set the monthly dividend at $0.0875 per weighted average share, equal to a rate of 10.5% per annum, for dividends declared October 31, 2001 and thereafter, subject to the Board's future determination of appropriate dividend rates.

Mortgage Lending

General Business Model. Our business plan is to make and hold to maturity a portfolio of short-term construction mortgage loans for investment that generates a net interest margin over time and allows us to take full advantage of our REIT status. The loans are made to developers of for-sale, single-family and multi-unit residential real estate. Our loans often include funding for both land acquisition and development. Most loans are written with 12 to 18 month maturity dates, which dates may be extended by our manager when deemed to be in the Company's best interests. Loan interest rates are fixed and have ranged from 11% to 13%. Loan origination fees are charged to borrowers and are typically 4% of the loan commitment amounts. All loans are secured by recorded deeds of trust on the property being developed, and title insurance protecting the position of our deeds of trust is always a condition to making a loan. We expect that in excess of 85% of our loans will be secured by first deeds of trust on the property being developed. To date, we have made loans only in Northern California, however, there is no restriction on our ability to make or fund loans in other areas.

All approved loans are subject to detailed loan documentation that has been formulated by legal counsel for our specific purposes. Our manager monitors all loans to ensure that they are being properly administered and that loan proceeds are properly disbursed. All loans provide for monthly payments of loan fees and interest only and a payment of principal in full at the end of the loan term. Generally, in accordance with our loan documents, we will advance the interest payments out of available loan proceeds to the developer on a monthly basis, although our loan documents provide us with a right not to advance or to cease such payments should our manager determine that conditions require such actions. Loan fees are advanced out of the loan proceeds at the outset of the loan. Generally, our loans require the borrower to make a "balloon payment" equal to the principal amount, accrued interest and fees upon maturity of the loan. The loan maturity date is the date of sale of the underlying real estate or the date stated in the loan documents. Although we do not limit the amount of our investment in any single construction loan, generally our lending criteria is a 65%-70% loan to projected completed value ratio for first deeds of trust, and if we elect to be in a junior position, 75% loan to value inclusive of all debt.

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

Our headquarters are the offices of our manager. We currently do not pay any rent for our headquarters, as these expenses are borne by our manager. The headquarters consist of 6,828 square feet of office space at 99 El Camino Real, Menlo Park, California 94025 leased by our manager from 99 El Camino Partners. The lease expires on May 31, 2009, but includes two 5 year options expiring on May 31, 2019. We believe our present facilities are adequate to meet our current business requirements and those of our manager, and that suitable facilities for expansion will be available if and when necessary.

Loan Origination. Our manager continuously evaluates prospective construction loans on our behalf. Our manager, with Primecore Properties, Inc., its real estate brokerage affiliate, arranges and services all loans on our behalf. Our manager employs persons skilled in loan underwriting, disbursement and monitoring, and the various legal issues that may be involved with real estate lending. Mortgage loan originations are generally generated from new loans made to existing borrowers, referrals from real estate and mortgage loan brokers and existing borrowers, and contacts from prospective borrowers. Proposed loans are evaluated by our manager to determine if the loan is of a type typically made by us, if the security for the loan and the loan to value ratio meets our investment standards, and if the loan can be priced in a manner to meet our investment criteria and objectives. The underwriting decision to provide a loan to an applicant is based primarily upon the loan to completion value ratio for the underlying collateral. Our manager will generally rely on analysis by its representatives and not on third party appraisals in determining whether to originate a particular construction loan.

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

Loan Servicing. Our manager has an established operation for servicing all construction loans that we make, with the goal being protection of loan funds and collateral for loans. Servicing involves taking all steps necessary to administer the loan and collect loan payments, including monitoring the propriety of loan draw requests, monitoring progress of a project, accounting for principal and interest, dealing with any delinquent borrowers, arranging loan workouts or extensions where appropriate, and supervising foreclosures and property dispositions in the event of defaults. In order to ensure proper use of loan funds, loan proceeds are disbursed on a course of construction basis, and only after our manager has received satisfactory documentation and evidence of construction progress. Using its experience in construction lending and its knowledge of real estate development, our manager monitors the progress of all development projects securing our loans, and takes steps to ensure that the development projects are being built in a timely manner, within an agreed budget. Before making disbursements of loan proceeds, borrower disbursement requests are verified by invoices from the developer or its subcontractors, and by periodic site inspections of progress. In addition, our manager generally requires the submission of signed labor and material lien releases by the builder in connection with each completed phase of the project before making any periodic disbursements of a loan. We believe that the servicing of our mortgage loans will be the most effective method of managing our credit risk. Our manager expends substantial resources to protect against or mitigate losses on loans. Our manager's experience has demonstrated that properly managing loans, from both an underwriting and a servicing standpoint, is the means of keeping the level of delinquencies and losses in our portfolio at a minimum.

Sales of construction mortgage loans. We plan to hold mortgage loans to maturity, and have not embarked on selling loans in any secondary market. Also, the REIT provisions of the Internal Revenue Code limit in some respects our ability to sell mortgage loans. We may, however, decide to sell assets from time to time for a number of reasons, including, without limitation: (1) to dispose of an asset as to which credit risk concerns have arisen; (2) to reduce interest rate risk; (3) or to re-structure our balance sheet when our management deems it advisable. We will select any mortgage loans to be sold according to the particular purpose the sale is intended to serve. Our Board of Directors has not adopted a policy that would restrict management's authority to determine the timing of sales or the selection of mortgage loans to be sold.

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

ITEM 2.   PROPERTIES.

We do not own any property for investment purposes. We own certain real property that we have acquired by way of foreclosure or deed in lieu of foreclosure. Our policy is to attempt to maximize the value of the property prior to liquidation.

In some cases this may involve completing construction through a subsidiary or affiliate, and then marketing the property for sale. The following is a list of real estate owned by us as of December 31, 2001:

                            Property                          Original Loan    Amount        Accrued
       Description           Type(*)     County               Amount           Funded        Income(**)
---------------------------------------------------------------------------------------------------------
Lots 1-5, Kimberly Drive        1       Alameda               $ 1,865,000    $ 1,060,452    $  513,840
189 Gilmartin Drive             3       Marin                   4,600,000      3,173,009     1,754,304
1650 Grandview Drive            4       Alameda                 1,030,000        843,258       260,524
14 Upper Ames Avenue            4       Marin                   3,150,000      2,484,978       920,915
6150 Christie Avenue            1       Alameda                12,500,000      3,594,920     1,020,762
121 Sugarloaf Drive             1       Marin                   3,825,000      1,257,178       618,061
1311 Sherman Avenue             3       San Mateo               1,765,000      1,370,908       316,044
2070 Webster Street             4       Santa Clara             2,845,000      2,394,584       647,209
1339 Orange Avenue              3       San Mateo               1,610,000      1,249,602       242,647
4 Homes-The Preserve            4       Marin                   1,766,000      1,523,174       181,423
                                                           --------------------------------------------
         Total                                               $ 34,956,000   $ 18,952,063    $6,475,729
                                                           ============================================

*Property  Types:  1=Vacant Land or Land with partial or completed site  improvements;  2=Less Than 50%
Completed Home;  3=Greater Than 50% Completed Home; 4=Completed Home

** Accrued income represents loan interest and points earned under our loan agreements but is not recognized under Generally Accepted Accounting Principles of the United States until the loan has been paid.

ITEM 3.     LEGAL PROCEEDINGS.

We are not presently subject to any material litigation nor, to our knowledge, is any litigation threatened against us which collectively is expected to have a material adverse effect on our cash flows, financial condition or results of operations.


ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.


No matters were submitted to a vote of our stockholders during the fourth quarter of the year ended December 31, 2001.


                                     PART II



ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS


There is currently no public trading market for our Class A Convertible Preferred stock or our common stock. We are authorized to issue up to 50,000,000 shares of stock, of which 40,000,000 shares are designated as Class A Convertible Preferred Stock and 10,000,000 are designated as Common Stock. At December 31, 2001, there were issued and outstanding 21,633,864 shares of Class A Convertible Preferred stock and 100 shares of common stock, issued and outstanding. The number of outstanding shares is subject to change because of newly issued shares, shareholder redemptions and dividend reinvestments. We have also offered and sold Series A and B promissory notes of varying amounts and maturities.

All sales of stock and issuances of notes to date have been made under exemption from the registration requirements of the Securities Act of 1933 pursuant to Regulation D, Rule 506. All sales of stock and notes are made only to accredited investors, as defined in Regulation D, Rule 501 (a)(4), (5) or (6) under the 1933 Securities Act. Appropriate legends were placed on each stock certificate and promissory note. No underwriters were involved and no underwriting commissions were paid in any of the transactions.

We have not paid any cash dividends to holders of our common stock.
The preferred stock has the rights and privileges and is subject to the conditions set forth in our supplementary articles of incorporation, filed with the State of Maryland Department of Assessments and Taxation. Subject to the limitations set forth in the terms of the preferred stock, we may issue additional preferred stock from time to time in one or more classes or series, with such distinctive designations, rights and preferences as shall be determined by the Board of Directors. Additional series of preferred stock would be available for possible future financings, or acquisitions by us, and for general corporate purposes without any legal requirement that further shareholder authorization for issuance be obtained. Our issuance of additional series of preferred stock could have the effect of making an attempt to gain control of our company more difficult by means of a merger, tender offer, proxy contest or otherwise.

The following summary of the rights of the preferred stock and the common stock is qualified in its entirety by reference to our charter and related supplementary articles.


Dividends. Holders of our Class A Convertible Preferred stock are entitled to dividends declared and payable at such times and in such amounts as the Board of Directors may from time to time determine from amounts legally available for such distribution. For so long as shares of preferred stock shall remain outstanding, there shall be no dividends declared or paid nor any distributions made on the common stock, nor, without the written consent of holders of 66 2/3% of the outstanding preferred stock, shall any shares of common stock be purchased or redeemed for a price in excess of their par value.

Redemption Policy. Holders of our Class A Convertible Preferred stock do not have a vested right to redeem their shares. Our Board of Directors, however, currently has a stock redemption policy for shareholders who wish to sell their shares to us. The policy may be modified or terminated at the Board's discretion at any time. Currently, we will repurchase shares at fair market value, as determined by our Board of Directors. Although subject to change, we expect the price to remain at $10.00 per share or as otherwise announced in advance. Redemption of shares is always subject to availability of funds for redemption purposes. All redemption requests will be determined and acted upon in accordance with the best interests of the Company. Availability of funds for redemption purposes is determined at the Board's sole discretion, and is net of current expenses, anticipated expenses, dividends, loan commitments and debt obligations and reserves for operating funds. We will not sell or otherwise liquidate any portion of our mortgage loan portfolio or other assets to fund a redemption request. We also reserve the right to limit the number and frequency of stock redemptions by shareholders.

Conversion. Each share of preferred stock is convertible as described below into that number of shares of common stock as is determined by dividing the initial purchase price of such shares by the conversion price in effect at the time of conversion. Initially, the conversion price will be $10.00 per share and each share of preferred stock will be convertible into one share of common stock. The conversion price of each share of preferred stock is subject to adjustment upon the occurrence of events, including a subdivision or combination of the common stock, a dividend or distribution to holders of common stock payable in common stock, a consolidation or merger of our company, or the issuance of shares of capital stock, other than in a qualified initial public offering, at a price below the greater of (a) $10.00 or (b) fair market value. Our Articles Supplementary, as filed, provides that shares of common stock will convert to common stock upon: (1) the closing of a firm commitment underwritten initial public offering of the common stock resulting in aggregate gross proceeds to us of at least $50 million at a share price of at least $10.00, or for such lesser amount of proceeds or lower price, or both, as is approved by at least two-thirds of the voting power of the preferred stock; or (2) five years after the last closing of the initial offering. This provision was included at the time that the Articles Supplementary was filed in connection with certain agreements that existed at the time of filing, but which were subsequently rescinded. Since these agreements are no longer of any effect, and because the

Board of Directors has resolved not to seek any public market for the Company's stock, the preferred stock will convert to common stock on September 1, 2004. Since only 100 shares of common stock are outstanding and we have no plans to sell or issue any additional shares of common stock prior to that date, the conversion will not have any material impact on the rights of the preferred shareholders.

Liquidation. Upon the liquidation, dissolution or winding up of our company, either voluntary or involuntary, the holders of our Class A Convertible Preferred stock will be entitled to receive out of our assets available for distribution to our shareholders, an amount per share of up to the original purchase price per share of $10.00, plus any declared but unpaid dividends, before any distribution to the holders of our common shares. Thereafter, to the extent any assets remain in our company, such assets shall be distributed in equal amounts per share to the holders of common shares and preferred shares on an "as converted" basis, that is, as if the preferred shares had converted into shares of common shares. Neither a consolidation or merger with or into another corporation, nor a merger of any other corporation with us, nor the sale of all or substantially all of our property or business, other than in connection with a winding up of our business, will be considered a liquidation, dissolution or winding up for these purposes.

Merger. In the event of a change in control, a merger, consolidation or other combination by our company, or transfer of all or substantially all of our assets, each holder of the preferred shares will have the option to elect to receive either: (1) what the common shares would have received if conversion had occurred before the record date, or (2) 100% of the liquidation preference of the preferred shares as provided under "Liquidation" above.

Voting. Except as provided by law or our charter, the holders of our Class A Convertible Preferred shares and common shares shall vote together as a class for the election of directors and on all other matters to be voted on by our shareholders. Each holder of preferred stock shall be entitled to one vote for each share of common stock that would be issuable to such holder upon the conversion of all the shares of preferred stock so held, and each holder of common stock shall be entitled to one vote per share. Despite these provisions,
(a) the holders of common stock and the holders of preferred stock will be entitled to vote as separate classes (1) for any proposed merger, consolidation or sale of the assets of our company as an entirety, but only if at the time of such proposal, one person or group of persons is the "beneficial owner", as determined under the rules of Regulation 13D-6 under the Exchange Act, of more than 66 2/3% of the preferred stock, and (2) for any stock splits, reverse stock splits, or other amendments to our charter which in any way adversely affects the preferences, qualifications, special or relative rights or privileges of the common stock, and (b) the holders of preferred stock will be entitled to vote separately as a class on the matters described under "Restrictions" below. Our charter does not provide for cumulative voting and, accordingly, the holders of a majority of the outstanding shares of capital stock have the power to elect all directors to be elected each year.

Our founding shareholders held our first annual meeting of shareholders in 1999. Our first general meeting of preferred shareholders was held on May 25, 2000. We held our second general meeting of shareholders on May 31, 2001. Special meetings of preferred shareholders may be called at any time by the President, by the Chairman of the Board of Directors, by a majority of the Board of Directors, or by the written request of shareholders entitled to cast a majority of the votes which all shareholders are entitled to cast at the particular meeting, addressed to the Secretary and then the Secretary shall proceed to call a special meeting only as may be required by law. Our charter and bylaws may be amended in accordance with Maryland law.

Restrictions. Unless a greater percentage vote is required by law or our charter, and in addition to any other vote required by law, without the prior consent of holders of 66 2/3% of the outstanding preferred stock voting as a separate class: (1) we will not create or issue any additional class or series of capital stock unless such class or series ranks junior to the preferred stock in respect of dividends and liquidation preference or increase the authorized amount of preferred stock; and (2) we will not amend the terms of the preferred stock in any way or our charter in a way which adversely affects the preferences, qualifications, special or relative rights or privileges of the preferred stock.

Repurchase of Shares and Restrictions on Transfer. Two of the requirements of qualification for the tax benefits accorded by the REIT provisions of the Internal Revenue Code are that (1) during the last half of each taxable year not more than 50% in value of the outstanding shares may be owned directly or indirectly by five or fewer individuals, the "50%/5 stockholder test", and (2) there must be at least 100 stockholders on at least 335 days of each taxable year of 12 months.

To meet these requirements at all times, our charter prohibits any person, without the prior consent of the Board of Directors, from acquiring or holding, directly or indirectly, shares of capital stock in excess of 9.8%, by vote or value, of the aggregate of the outstanding shares of capital stock or in excess of 9.8%, by value or number of shares, whichever is more restrictive, of the aggregate of the outstanding shares of our common stock. For this purpose, the term "ownership" is defined in accordance with the REIT provisions of the Code and the constructive ownership provisions of Section 544 of the Code, as modified by Section 856(h)(1)(B) of the Code.

For purposes of the 50%/5 stockholder test, the constructive ownership provisions applicable under Section 544 of the Code attribute ownership of securities owned by a corporation, partnership, estate or trust proportionately to its stockholders, partners or beneficiaries. These Code provisions also attribute ownership of securities owned by family members to other members of the same family and treat securities with respect to which a person has an option to purchase as actually owned by that person in each case only if to do so would cause a violation of the 50%/5 test. Further, these Code provisions set forth rules as to when securities constructively owned by a person are considered to be actually owned for the further application of such attribution provisions, referred to as "reattribution". Thus, for purposes of determining whether a person holds shares of capital stock in violation of the ownership limitations set forth in our charter, many persons may be deemed to own directly more than the 9.8% limit because an entities' shares are attributed to its individual investors. A person will be treated as owning not only shares of capital stock actually or beneficially owned, but also any shares of capital stock attributed to such person under the attribution rules described above. Accordingly, under some circumstances, shares of capital stock owned by a person who individually owns less than 9.8% of the shares outstanding may nevertheless be in violation of the ownership limitations set forth in our charter. Ownership of shares of our capital stock through such attribution is generally referred to as constructive ownership. Actual, and not constructive, ownership determines the 100 stockholder test.

Our charter provides that if any transfer of shares of capital stock occurs which, if effective, would result in any person beneficially or constructively owning shares of capital stock in excess or in violation of the above transfer or ownership limitations, then that number of shares of capital stock the beneficial or constructive ownership of which otherwise would cause such person to violate such limitations, rounded to the nearest whole shares, shall be automatically transferred to a trustee, as trustee of a trust, for the exclusive benefit of one or more charitable beneficiaries, and the intended transferee shall not acquire any rights in such shares. Shares held by the trustee shall be issued and outstanding shares of capital stock. The intended transferee shall not benefit economically from ownership of any shares held in the trust, shall have no rights to dividends, and shall not possess any rights to vote or other rights attributable to the shares held in the trust. The trustee shall have all voting rights and rights to dividends or other distributions with respect to shares held in the Trust, which rights shall be exercised for the exclusive benefit of the charitable beneficiary. Any dividend or other distribution paid to the intended transferee before our discovery that shares of common stock have been transferred to the trustee shall be paid with respect to such shares to the trustee by the intended transferee upon demand and any dividend or other distribution authorized but unpaid shall be paid when due to the trustee. Our Board of Directors may, in their discretion, waive these requirements on owning shares in excess of the ownership limitations.

Within 20 days of receiving notice from us that shares of capital stock have been transferred to the trust, the trustee shall sell the shares held in the trust to a person, designated by the trustee, whose ownership of the shares will not violate the ownership limitations set forth in our charter. Upon such sale, the interest of the charitable beneficiary in the shares sold shall end and the trustee shall distribute the net proceeds of the sale to the intended transferee and to the charitable beneficiary as follows. The intended transferee shall receive the lesser of (1) the price paid by the intended transferee for the shares or, if the intended transferee did not give value for the shares in connection with the event causing the shares to be held in the trust, for example, in the case of a gift, devise or other such transaction, the market price, as defined below, of the shares on the day of the event causing the shares to be held in the trust and (2) the price per share received by the trustee from the sale or other disposition of the shares held in the trust. Any net sales proceeds in excess of the amount payable to the intended transferee shall be immediately paid to the charitable beneficiary. In addition, shares of capital stock transferred to the trustee shall be deemed to have been offered for sale to us, or our designee, at a price per share equal to the lesser of (1) the price per share in the transaction that resulted in such transfer to the trust, or, in the case of a devise or gift, the market price at the time of such devise or gift, and (2) the market price on the date we, or our designee, accepts such offer. We shall have the right to accept such offer until the trustee has sold shares held in the trust. Upon such a sale to us, the interest of the charitable beneficiary in the shares sold shall end and the trustee shall distribute the net proceeds of the sale to the intended transferee.

The term "market price" on any date shall mean, with respect to any class or series of our outstanding shares of stock, the closing price, as defined below, for such shares on such date. The "closing price" on any date shall mean the last sale price for such shares, regular way, or, in case no such sale takes place on such day, the average of the closing bid and asked prices, regular way, for such shares, in either case as reported in the principal consolidated transaction reporting system with respect to securities listed or admitted to trading on the NYSE or, if such shares are not listed or admitted to trading on the NYSE, as reported on the principal consolidated transaction reporting system with respect to securities listed on the principal national securities exchange on which such shares are listed or admitted to trading or, if such shares are not listed or admitted to trading on any national securities exchange, the last quoted price, or, if not so quoted, the average of the high bid and low asked prices in the over-the-counter market, as reported by the National Association of Securities Dealers, Inc. Automated Quotation System of, if such system is no longer in use, the principal other automated quotation system that may then be in use or, if such shares are not quoted by any such organization, the average of the closing bid and asked prices as furnished by a professional market maker making a market in such shares selected by the Board of Directors or, if no trading price is available for such shares, the fair market value of the shares, as determined in good faith by the Board of Directors.

Every owner of more than 5%, or such lower percentage as required by the Code or the regulations promulgated thereunder, of all classes or series of our stock, within 30 days after the end of each taxable year, is required to give written notice to us stating the name and address of such owner, the number of shares of each class and series of our stock beneficially owned and a description of the manner in which such shares are held. Each such owner shall provide to us with such additional information as we may request to determine the effect, if any, of such beneficial ownership on our status as a REIT and to ensure compliance with the ownership limitations.

Subject to limitations, the Board of Directors may increase or decrease the ownership limitations. In addition, to the extent consistent with the REIT provisions of the Code, the Board of Directors may waive the ownership limitations for and at the request of purchasers in this private placement or subsequent purchasers.

The provisions described above may inhibit market activity and the resulting opportunity for the holders of our capital stock to receive a premium for their shares that might otherwise exist in the absence of such provisions. Such provisions also may make us an unsuitable investment vehicle for any person seeking to obtain ownership of more than 9.8% of the outstanding shares of capital stock.

Before the listing of our stock for trading on a national exchange, we will not permit a qualified plan, for this purpose only, the term "qualified plan" also includes IRAs, entities whose assets include plan assets by reason of a plan's investment in such entity, and other employee benefit plans described in Section 3(3) of ERISA, whether or not subject to Title I of ERISA, to acquire our stock, either directly from us or by transfer from an existing shareholder, if such proposed transfer would cause the ownership of any class of our stock by qualified plans in the aggregate to equal or exceed 25%. As a result, we retain the right not to approve of the purchase of stock by or on behalf of a qualified plan transferee or purchaser of shares. This restriction could adversely affect the ability of a shareholder to sell his or her stock.

ITEM 6.   SELECTED FINANCIAL INFORMATION.

You should read the following financial and operating data together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited financial statements included elsewhere in this Form 10-K.

Capitalization

Our capitalization, as of December 31, 2001, was as follows:


 Borrowings:
   Short term unsecured notes                                        $17,312,526
   Secured line of credit                                             15,000,000
                                                             -------------------

            Total borrowings                                          32,312,526
                                                             -------------------

 Capital Stock
   Class A Convertible preferred stock
          - 21,633,864 shares outstanding                            216,157,968
   Common stock - 100 shares outstanding  (1)                                  1
                                                             -------------------

            Total borrowings and capital stock                      $248,470,495
                                                             ===================

(1) Our founders have purchased a total of 100 shares of common stock at $.01 per share.

The selected financial data set forth below for the period from inception (March 18, 1999) through December 31, 1999 has been derived from our audited financial statements included in our registration statement on Form 10-12/A filed July 11, 2000. The data for the twelve months ended December 31, 2000 and December 31, 2001 has been derived from our audited financial statements included elsewhere in this Form 10-K.

                                      December 31, 2001      December 31, 2000       December 31, 1999
                                      -----------------      -----------------       -----------------
                                                 (In thousands, except per share amounts)

  Total assets.......................   $194,065               $216,545                 $186,224
  Total short-term debt..............     32,313                 45,432                    9,039
  Convertible preferred stock........    216,158                199,286                  189,851
  Retained deficit...................    (57,573)               (34,122)                 (16,085)

                                                                                  Period from inception
                                             Year Ended             Year Ended      (March 18, 1999) to
                                      December 31, 2001      December 31, 2000        December 31, 1999

  Operating Results under Generally
       Accepted Accounting Principles
       in the United States:
         Revenues....................     12,588                 15,140                    2,583
         Net Income (loss)...........        667                  3,572                   (2,987)

  Loss allocable to each common
     share:
       Basic and Diluted.............   (234,510)              (180,375)                (160,845)



  Cash flows from (used by):
       Operating activities..........     (3,156)                 6,076                   (1,434)
       Investing activities..........     26,463                (29,985)                 (26,887)
       Financing activities..........    (20,601)                23,234                   28,997

  Tax Basis Operating Results:

       Tax basis net income..........     23,013                 21,988                   11,127

  Preferred stock dividends per
     share...........................   $   1.12                $  1.14                 $   0.75


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Our material financial transactions have been purchasing and holding a portfolio of construction mortgage loans.

Statements contained in this Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Form 10-K, which are not historical facts, may be forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Investors are cautioned not to attribute undue certainty to these forward-looking statements, which speak only as of the date of this Form 10-K. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events, other than as required by law.

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

We currently have an ongoing equity private placement offering of 20,000,000 shares of Preferred Stock at $10.00 per share. This placement was undertaken to purchase and fund additional and existing construction mortgage loans and for working capital purposes. The placement is presently scheduled to close on March 31, 2002, however we anticipate extending the closing date until all shares have been sold, at which point we may announce an additional placement.

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


Results of Operations

The year 2001 was a challenging year for businesses in general, and businesses located in the San Francisco Bay Area in particular. The residential real estate market experienced a quick and sharp reduction in demand and prices after the "dot.com" bubble burst in the 3rd quarter 2000. With the vacuum created by the absence of the "dot.com" millionaires, homes priced above $5 million quickly lost the value gains made in 2000, and suffered perhaps the worst price erosions among all price segments, in some cases up to 40% from the previous high. Inventory exploded in the first two quarters of 2001 to levels up to 2.5 times the previous 3-year average as sellers sensed the market had peaked and tried to capture the prices of late 2000. Interestingly, the volume of sales remained quite steady throughout the year albeit at a slower pace than the previous year.

We were not immune from the effects of the economic downturn and experienced a 39% decrease in loan repayments for the year ended December 31, 2001 to 41 loans representing approximately $100 million paid, down from 66 loans representing approximately $165 million in the year ended December 31, 2000 and 62 loans representing approximately $97 million in the period from inception (March 18, 1999) to December 31, 1999. Income from our loans, although accrued and earned under our loan documents, is only recognized for financial reporting purposes after we receive payment from our borrowers. Since loan repayments decreased in 2001, our income from completed real estate developments decreased for the year ended December 31, 2001 compared with the year ended December 31, 2000. For the year ended December 31, 2001, the income we recognized was 12.5% of the total loan repayments compared with 9.2% for the year ended December 31, 2000 and 2.6% for the period from inception (March 18, 1999) to of December 31, 1999. As we would expect, the amount of accrued income as a percentage of the total amount receivable has increased as our loans have aged. As of December 31, 2001, our accrued income of $61.0 million was 25% of our total investments in real estate including investments held for sale, compared with $39.1 million representing 15%, at December 31, 2000. As these loans payoff, we will recognize proportionately more income per dollar received than we have in previous years. Therefore, while we project the amount of our loan repayments in 2002 to be similar to that of 2001, we project our income will increase.

Two factors contributed to the decrease in loan repayments in 2001 from 2000: the number of defaulted loans, and the number of loans outstanding on projects that were completed but not sold. In 2001 we recorded notices of default on 24 loans totaling $62.6 million in commitments compared with 2 loans totaling $19.9 million in 2000. The following table summarizes our loan status at December 31, 2001:

                                                     Amount           Accrued
  Loan Status      Number       Commitment           Funded            Income
                ----------  ---------------   --------------- ----------------

  Performing           62      282,971,140       157,704,089       50,033,624
  Defaulted            14       24,625,000        14,293,381        4,570,709
  Foreclosed           10       34,956,000        18,952,064        6,475,729
                ----------  ---------------   --------------- ----------------

  Total                86      342,552,140       190,949,534       61,080,062
                ==========  ===============   =============== ================


The relatively large number of defaults and subsequent foreclosures compared with prior years resulted from aggressive intervention on our part in order to protect the security for our loans during the difficult economy we faced in 2001. With the economy slowing and sales values decreasing, we had to make sure our investments were managed in a manner consistent with these new economic realities. In cases where we felt borrowers did not recognize these realities, or where projects could not be completed in a timely manner or within budget, we took the steps necessary to enforce our contractual rights in order to minimize any damage to the value of our collateral. The foreclosure process was always used as a last resort, and we generally strived to keep dialogue open with our borrowers during the process in an effort to find a solution short of foreclosure.

In some cases we had no alternative but to proceed to a foreclosure sale and protect our interest. As a result we took title to 12 properties during 2001. Two of the properties sold prior to the end of the year, and we are preparing the remaining properties for disposition in a manner that we feel will maximize their value. One of the attributes that makes our company unique is the experience of our management team in real estate development. Taking title to property through foreclosure is never a desired outcome, however, our manager has the experience and resources to enable us to complete and sell foreclosed property, rather than selling the property at distressed prices to another real estate developer, which allows us to obtain the maximum value outcome of such a situation. A banking industry publication reports that the collection rate, which is the amount collected divided by the balance due, for defaulted loans fell to 55% in 2001 from the historical average of 69%. We believe that either amount is unacceptably low. For loans that have paid as of December 31, 2001 for which we have filed a notice of default, our collection rate, including accrued interest and points, is 96%. While we cannot guarantee our collection percentage on defaulted loans will remain this high, especially in light of the current economic climate, our business model along with our experienced manager lends itself to a high collection rate for defaulted loans.

On October 2, 2001, our Board of Directors voted to adjust our monthly dividend rate to $0.0875 per share, which represents an annual rate of return of 10.5% on Preferred Stock investments, beginning with dividends paid in November 2001 compared with an average rate of 11.4% paid in 2000. In adjusting the dividend policy, the Board considered the following factors: the downward pressure on interest rates over the last six months of 2001; the San Francisco Bay Area real estate market conditions; the economic uncertainties arising from the events of September 11, 2001; and the potential implications of the foregoing on our portfolio. By taking such action, the Board adopted a rate that it believes should be sustainable in the foreseeable future. The Board will continue to review and reassess the dividend policy as new information becomes available. In the fourth quarter 2001, we tracked a significant decrease in the inventory of homes in the markets where we lend, which leads us to believe that we will not see further material price erosion.

We pay management fees based on the amount of loan commitments outstanding at the end of each month. Our loan commitments have decreased since December 2000 as we began to rein in the amount of new loan commitments we made in order to assess the direction of the real estate market and to increase liquidity. Our average commitments outstanding for the year ended December 31, 2001 decreased to $378.2 million from an average of $415.4 million for the year ended December 31, 2000 after increasing from an average of $299.8 million for the period from inception (March 18, 1999) to December 31, 1999. Management fees were $11,345,585 for the year ended December 31, 2001 compared with $10,967,249 and $5,276,938 for the year ended December 31, 2000 and for the period from inception (March 18, 1999) to December 31, 1999, respectively. The increase in management fees resulted from an increase in the contractual rate, approved by the Board of Directors, effective January 1, 2001 from .22% per month to .25% per month of the total loan commitment amount. As we continue to remain cautious about the market and seek to further increase our liquidity, we project that our average loan commitments may decease in 2002, resulting in a decrease in management fees.

Interest cost associated with our borrowings was $4,358,952 for the year ended December 31, 2001, compared with $4,680,818 for the year ended December 31, 2000 and $241,152 for the period from inception (March 18, 1999) to December 31, 1999. Since December 31, 1999 all interest costs have been capitalized as a cost of our investments in real estate under development and investments in real estate under development by affiliates. Our interest costs decreased in 2001 compared with 2000 as we paid down our secured and unsecured debt to an average of $36.4 million in 2001 from an average of $42.7 million in 2000. We project that interest costs will continue to decrease in 2002 as we seek to maintain our unsecured notes payable balances at their existing reduced level of approximately $17.3 million, and by decreasing the average interest rate on such notes from the 2001 average of 11.53% to less than 10%. We also will seek to decrease the utilization of our line of credit from the current $15 million available balance.

We have no employees, and our general and administrative and other expenses consist primarily of professional fees, directors' fees and insurance costs. General administrative and other expenses were $502,080 for the year ended December 31, 2001, compared with $600,776 for the year ended December 31, 2000 and $51,866 for the period from inception (March 18, 1999) to December 31, 1999. General and administrative expenses decreased primarily due to nonrecurring costs related to becoming an SEC registrant in 2000, as well as our manager's retention of an in-house attorney at the beginning of 2001 to perform some of the functions previously provided for us by outside attorneys.

Liquidity and Capital Resources

Liquidity means the need for, access to and uses of cash. Our principal demands for liquidity are cash for operations, funds that are required to satisfy obligations under existing loan commitments, management fees, interest expense associated with our indebtedness, debt repayments and dividend distributions to shareholders. In the near term, our principal sources of liquidity are the repayments of our real estate investments, funds received from issuance of unsecured notes payable, our line of credit and sales of preferred stock.

Sources of cash

The year 2000 was a banner year for real estate in the San Francisco Bay Area in general and for Primecore in particular. During that period we raised $99.3 million in new capital and originated $272.1 million in new loans. We also received $164.8 in loan repayments. In 2001, as the economy went into recession and exuberance died with the collapse of the "dot.com" economy, our sources of cash and liquidity tightened. Sales of our stock as well as loan repayments slowed compared with the year 2000 levels. During the same period we had to meet loan funding commitments and short term notes payable maturities. However, by increasing our line of credit facility by $5 million to $15 million, extending the maturity date to May 2003 and working diligently with our borrowers, we were able to meet our loan commitments and debt obligations. Notwithstanding the difficult economy, during 2001, we funded $74million in loan commitments and through loan repayments and renegotiations reduced our unfunded commitment balance to approximately $45 million, from approximately $120 million at the beginning of the year. In addition, we were able to reduce our short-term notes by $21.5 million from $38.8 million at the beginning of the year to $17.3 outstanding at December 31, 2001. At December 31, 2001, we had approximately $2.7 million cash in the bank.

By far, the largest source of our liquidity is the repayment of our investments in real estate. As of December 31, 2001 we had $244.8 million, including accrued income, invested in real estate construction projects that were contractually obligated to repay by December 31, 2002. Because we must rely on the sale of the project before can collect the amount owed, our repayment is largely dependent on the state of the real estate market. We therefore keep close track of the market where we lend in order to spot trends and make appropriate adjustments to our forecasts. We have identified three price sectors for home sales in the markets where we lend: $2 million and under; $2 million to $5 million and over $5 million. The market for homes under $2 million remained quite strong throughout 2001, and we expect it to continue, or even increase, in 2002 as the economy strengthens. About 32% of our investments are expected to sell at prices in this sector.

The middle sector, between $2 million and $5 million, did weaken in 2001 compared with 2000 as the new wealth created by the IPOs in 1999 and 2000 disappeared as the high-tech bubble burst. We saw average days on the market increase from approximately 90 days in 2000 to approximately 120 days in 2001. Buyers were more cautious about purchasing decisions and some waited to see where the market would settle. Although buyers took longer to purchase in this sector, prices remained quite steady and average prices in this sector actually increased by almost 7% over 2000 levels. About 29% of our investments are expected to sell at prices in this middle sector.

The third sector, with homes selling at prices over $5 million, suffered the greatest deterioration in 2001compared with 2000. Average days on the market doubled from 77 to 154 days as the number of buyers able to afford these high priced homes fell. With the vacuum created by the absence of the high-tech millionaires, prices adjusted accordingly. On average prices in this sector fell 10% in 2001 from 2000 levels, although in certain sub-markets year over year price decreases of up to 30% were noted. Since approximately 39% of our portfolio value is in homes in this sector , we are carefully watching the sector for any changes. While we have seen a decrease in inventory levels across all price sectors, with sales levels increasing in the lower two sectors over the fourth quarter of 2001, the over $5 million sector continues to show weakness and timing of sales remains difficult for us to gauge. Our target balance for our portfolio among these sectors is 40% in the under $2 million; 35% in the $2 million to $5 million sector; and 25% in the $5 million and over sector. In order to achieve this balance we will concentrate our future lending activity to properties expected to sell under $2 million and allow payoffs of homes priced over $5 million to reduce the portfolio balance in that sector to our targeted level.

Our liquidity is further affected by the number of our investments in foreclosure. Foreclosure can add from four months to twelve months to the production cycle of our investments. The relatively large number of investments in foreclosure at December 31, 2001 indicates that our repayments in 2002 may be lower than we would otherwise expect. With these facts in mind we have adopted a very conservative loan repayment assumption. Even with our conservative assumptions, we believe that as a result of the steps taken in 2001 we are well positioned to take advantage of opportunities as they become available in 2002.

Our liquidity is also enhanced through sales of our Preferred Stock and issuance of notes payable to investors. Our Preferred Stock is sold through private placements which are continuous and ongoing. For the year ended December 31, 2001 we sold 2.80 million shares of Preferred Stock for proceeds of $28.0 million compared with 2.84 million shares for proceeds of $28.2 million for the five month period from August 1 to December 31, 2000 when we opened our first private placement after registration of our Preferred Stock with the Securities and Exchange Commission. The rate of our Preferred Stock sales fell during 2001 from a monthly average of nearly 300,000 shares in the first three quarters to approximately 79,000 in the fourth quarter. While stock sales during the year were trending downward before the fourth quarter, the events of September 11 caused a sudden and noticeable decline in stock sales. We project that sales will remain at relatively low levels during the first half of 2002 as investors continue to remain cautious about the economy as the after-effects of September 11 and instability throughout the world continue to impact the national psyche. As the economy begins to improve, we expect sales of Preferred Stock to increase as well.

We issue a limited amount of short term notes payable as an investment alternative to our Preferred Stock. Originally conceived as a means to fund our portfolio growth during the economic boom in 1999 and 2000 during the period we registered our Preferred Stock, we issued $19.3 million in notes during the year ended 2001 compared with $61.2 million issued during the year ended 2000. This was a planned reduction on our part as we sought to limit the amount of our short-term indebtedness. While we continue to issue notes payable on a limited basis, we have severely limited the issuances of new notes, and in those cases where we do issue new notes, they are for longer terms and lower rates than in the past. Our objective for 2002 and beyond is to maintain our existing notes payable balances at their current levels both through extension of existing notes and issuance of new notes to replace maturities of existing notes.

Uses of Cash

The following table sets forth the timing and amount of our obligations over the next two years:

  Obligation                           Total              2002             2003
  -------------------------  ----------------  ----------------  ---------------

  Investment fundings           $ 45,000,000      $ 30,000,000     $ 15,000,000
  Line of credit                  15,000,000                --       15,000,000
  Short term notes payable        17,312,526        17,312,526                0
  Dividend payments               40,000,000        20,000,000       20,000,000
                             ----------------  ----------------  ---------------

  Total                        $ 117,312,526      $ 67,312,526     $ 50,000,000
                             ================  ================  ===============

Investment fundings are our largest use of our cash. At January 1, 2001 we had an unfunded loan commitment obligation of approximately $120 million. By limiting new loan commitments at the beginning of 2001 and funding our existing commitments, we reduced the amount of the obligation to $45 million at December 31, 2001. The remaining commitments will be funded as construction progresses on our investments. The exact timing of the investment fundings is dependent on several factors including weather, governmental regulation and developer related issues, so the timing of investment fundings in the above table is an estimate based on information available to us at this time.

We reduced short-term notes payable in 2001 from $38.8 million at the beginning of the year to $17.3 million at December 31, 2001. We continue to offer notes to investors but at a greatly reduced level. We believe that the market for notes will continue to exist at a price which affords our shareholders the benefit of some leverage while allowing us to maintain much desired capital. We will also seek to extend the maturities of both existing and new borrowings to time horizons that match the investment period of our assets.

Although dividend payments are not contractual obligations we have included their impact on our liquidity since they are a fundamental component of our business. Because of our REIT status, we must distribute dividends equal to at least 90% of our taxable income. Failure to do so would jeopardize our REIT status and could substantially reduce the rate of return we pay to our shareholders.

In addition to the above, we expect to pay management fees to our manager as described under Results of Operations above, and make periodic payments of interest on our short term notes payable based upon balances outstanding.

We redeemed $17.1 million in preferred stock during the year ended December 31, 2001 compared with $24.7 million redeemed in 2000 and $5.9 million for the period from inception (March 18, 1999) to December 31, 1999. We began the year with outstanding redemption requests of $5.8 million. By the end of the year, redemption requests were approximately $38.0 million. The increase in redemption requests in 2001 was primarily attributable to non-recurring factors, including fears about the real estate economy, liquidity issues of some investors resulting from the drop in portfolio values of other securities and the economic uncertainties resulting from the September 11 terrorist attack. We believe the factors creating the higher level of redemption requests during the year ended December 31, 2001 were extraordinary, and not likely to be repeated in 2002. In order to address outstanding redemption requests, we have budgeted a greater amount of cash for the year ended December 31, 2002 to apply to redemption requests. We are also exploring other options for reducing the backlog of redemption requests. The funds for our increased commitment to satisfying redemption requests will come from our decreased notes payable obligations and loan funding commitments. While redemptions are not a contractual obligation, we intend to continue to address redemption requests in accordance with our redemption policy and to continue to evaluate and determine our redemption policy in the best interests of the Company and its shareholders.

Critical Accounting Policies and Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations covers our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to the valuation of our assets and liabilities. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies, among others, affect the more significant judgments and estimates used in the preparation of its financial statements.

Valuation and Realizability of Investments. All of our loans are classified for financial reporting purposes as investments in real estate under development or investments in real estate under development by affiliates (see Notes 3 and 4 to the financial statements). We have foreclosed on some loans that are classified as investments in real estate held for sale (Note 5). Such investments include capitalized interest and are stated at the lower of cost or net realizable value. Management conducts a review for impairment on an investment-by-investment basis whenever events or changes in circumstances indicate that the carrying amount of an investment may not be recoverable. An impairment is recognized when estimated expected future cash flows (undiscounted and without interest charges), typically from the sale of a completed property, are less than the carrying amount of the investment, plus estimated costs to complete. The estimation of expected future net cash flows is inherently uncertain and relies to a considerable extent on assumptions regarding current and future economics and market conditions. If, in future periods, there are changes in the estimates or assumptions incorporated into the impairment review analysis, the changes could result in an adjustment to the carrying amount of the investments. To the extent an impairment has occurred, the excess of the carrying amount of the investment over its estimated fair value, less estimated selling costs, will be charged to income. In accordance with this policy, we recorded a provision for impairment of investments in real estate under development totaling $73,000 in the fourth quarter of 2001. We believe that all of our investments are carried at realizable values, however conditions may change and cause our loans to decline in value in a future period.

Loan Accounting. We have applied the guidance of AICPA Practice Bulletin 1, Purpose and Scope of AcSEC Practice Bulletins and Procedures for Their Issuance,
Exhibit I in accounting for our investment loans as real estate acquisition, development, or construction (ADC) arrangements. In accordance with the ADC accounting rules, we do not accrue income for interest and points on our loans until the sale or refinancing of a property. Revenue from interest and points is recognized as cash is received from the sale or refinancing of such properties. Loans are classified as investments in real estate under development, investments in real estate under development by affiliates and investments in real estate held for sale (see Notes 3, 4 and 5 to the financial statements) and include amounts funded under the loan agreements and capitalized interest expense. If our loans qualified as loans under GAAP, interest and points would be recognized as income in periods prior to the sale of the underlying property.

REIT status and taxation. As a REIT, we generally will not be subject to corporate-level federal income tax on net income that we distribute to our shareholders. As such, no provision for federal income taxes is included in our financial statements. Such taxes are the responsibility of the individual shareholders. To maintain our classification as a REIT, we must satisfy tests concerning the sources of our income, the nature and type of our assets, the amount of our distributions to shareholders, and concentration of the ownership of our stock. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property and to federal income and excise taxes on our undistributed taxable income. Regular federal and state income taxes would be included in our statements of operations if we fail to qualify as a REIT. We distribute preferred stock dividends at a level sufficient to satisfy specified return targets for our investors. As a result, actual dividends may be in excess of taxable income. Rates of return are subject to adjustment by our Board of Directors based upon prevailing market and company specific conditions. timely payment of preferred stock dividends could be adversely effected if we experience a slow down in the repayment of our loans. It is possible that dividends could be significantly reduced if there was a decline in the value of our loan portfolio.

Item 7A.  Qualitative and Quantitative Disclosures About Market Risk

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

Changes in interest rates. The levels of and fluctuations in interest rates, which affect the ability to earn a spread between interest received on loans and the costs of borrowings, may directly affect profitability. Profitability is likely to be adversely affected during any period of unexpected or rapid changes in interest rates. For example, a substantial or sustained increase in interest rates could adversely affect the interest rate differential between newly originated loans and the cost of borrowing. A significant decline in interest rates could decrease the size of our loan portfolio by increasing the level of loan prepayments as our loans carry fixed rates of interest. While we monitor the interest rate environment, and generally should earn a positive spread between interest paid on borrowed funds and interest earned on mortgage loans, there can be no assurance that our profitability, and thus our dividend rate, would not be adversely affected during any period of changes in interest rates.

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

Specific Risks of Investment in Our Securities

Restrictions on transferability and lack of liquidity of shares. Shares of our Class A Convertible Preferred stock have been privately placed solely with accredited investors who have acquired them for investment purposes only and not with a view toward transfer, resale, exchange or distribution. There currently is no public market for our shares of Preferred stock and transfer is subject to significant restrictions under federal and state law. Accordingly, the transferability of such shares of stock is limited. Additionally, the shares may not be readily accepted as collateral for a loan. Holders of our Class A Convertible Preferred stock do not have a vested right to redeem their shares, and therefore may not be able to liquidate their investment in the event of an emergency or otherwise. Our Board of Directors currently has a stock redemption policy for shareholders who wish to sell their shares to us. The policy may be modified or terminated at the Board's discretion at any time, subject to the exercise of their prudent business judgment. In addition, redemption requests are only honored where there is cash available for redemption purposes, and shareholders may therefore not have their redemption requests honored in as timely a manner as they may wish, especially during economic times when loan repayments are slowed. Also, a change in the redemption policy, which would be effected solely for the benefit of the Company, could affect a shareholder's ability to liquidate their investments.

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

Balloon loans. The loans in our portfolio will typically require the borrower to make a "balloon payment" on the principal amount upon maturity of the loan. To the extent that a borrower has an obligation to pay a mortgage loan in a large lump sum payment, their ability to satisfy this obligation may be dependent upon their ability to obtain suitable refinancing or otherwise raise a substantial cash amount. An increase in market interest rates over the mortgage rates available at the time the loan was originated may have an adverse effect on the borrower's ability to obtain refinancing or to pay required monthly payments. As a result, these loans may involve a higher risk of default than fully amortizing loans.

Lack of geographic diversification. Properties securing repayment of the mortgage loans are currently located in the San Francisco Bay Region of Northern California. Since the properties secured by the mortgage loans are located in the same geographic region, these mortgage loans may be subject to a greater risk of delinquency, default and potential loss if economic or political conditions or real property values in the region deteriorated substantially. Also, since borrowers will not be required to purchase earthquake insurance, and properties are in the San Francisco Bay Area, known for its earthquake activity, mortgage loans are subject to greater risk of loss than properties located in more stable geologic areas.

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

Affiliate Loans and Defaulted Loans. Because of our past policy not to take title to real property through foreclosure or otherwise, we previously relied on our affiliates to assume defaulted loans. Some of our directors and executive officers are principals of our affiliates, and have personally guaranteed the assumed obligations. We do not anticipate that our affiliates will continue to assume defaulted loans, and therefore all risk of losses on any defaulted loans will be borne solely by us. As with other loans made to unaffiliated borrowers, due to changes in the scope of construction and general cost increases during development of a project, additional funds or time may be needed to complete a project. As with other unaffiliated loans, we will grant an additional extension of credit or time if our management believes repayment of the loan is adequately secured. In the case of an affiliate, the principals of the affiliates, who are also our management and some of the member of our board, will be involved in making the decision on our behalf, creating a conflict of interest. Also, in the event of a default on an affiliate loan, there would be a conflict of interest in connection with decisions on how to proceed.

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

Deficiency upon liquidation of our mortgages. The market value of our mortgage assets may fluctuate significantly. If we need to sell assets to repay our outstanding notes or other borrowings or commitments, our mortgage assets may prove to be illiquid. Even if sold at a discount, the proceeds of sale might be less than the outstanding principal amount of, and interest payable on, our notes.

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

Public market price volatility. We have made a business decision not to list our securities for trading on any public market in order to avoid the price volatility to which publicly-traded securities may be subject. It is possible that future events could result in a determination to change such business decision. In the event a public market for our securities did develop, the market price of the securities might increase or decrease for reasons unrelated to our operating performance. In particular, general market price movements, interest rate changes and credit quality trends might affect the price of securities related to the specialty finance and real estate industries market segments. Also, market prices might be influenced by any variation between the net yield on our mortgage loan portfolio and prevailing market interest rates and by the market's perception of our ability to achieve earnings growth. In addition, if the market price of other REIT stocks declined for any reason, or if there was a broad-based decline in real estate values or in the value of our portfolio of mortgage loans, the market price of the securities and transferability could be adversely affected.

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


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Required financial statements and supplementary data are included in this Form 10-K commencing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III


ITEM 10.  DIRECTORS AND OFFICERS OF THE REGISTRANT

Our Board of Directors consists of five directors, two of which were elected after expansion of our Board on March 1, 2001. Our directors, executive officers and senior officers and their positions are:

    Name                        Position
    ----                        --------

    Susan Fox                   President and Director
    William Whitlow             Chief  Executive Officer and
                                Chairman of the Board
    Michael Rider               Treasurer, Chief Financial Officer and Director
    Robert Puette               Director
    James Barrington            Director
    Ben Hamburg                 Secretary

       The business background and experience of our directors and executive officers is as follows:

      Susan Fox, age 45, is a co-founder, director and President of the Company. Ms. Fox is also a director, President and sole shareholder of our manager, Primecore Funding Group, Inc., and other affiliated companies. Ms. Fox has been involved in real estate development and construction lending for over twenty years. In 1993, Ms. Fox became a consultant, then employee and President of Jim Ward & Associates, Inc. Ms. Fox was responsible for dealing with substantial loan workout situations relating to loans made prior to her retention by Jim Ward & Associates. Since 1996, Ms. Fox has been the President of Primecore Funding Group, Inc., which she formed with Michael Heren. Ms. Fox has overall management responsibility and primary responsibility for loan underwriting and managing the loan portfolio.

       William Whitlow, age 48, is Chief Executive Officer and Chairman of the Board of Directors of the Company, and Chief Operating Officer of Primecore Funding Group, Inc. Mr. Whitlow received a Masters of Management from the J. L. Kellogg Graduate School of Management at Northwestern University, and a Masters of Architecture from the University of Illinois. Prior to joining Primecore, Mr. Whitlow was Managing Director of Arthur Andersen's Western Region Real Estate Capital Markets Group based in San Francisco. He was responsible for strategic capital markets consulting, private placements of debt and equity, portfolio and company sales, and mergers and acquisitions. Prior to joining Arthur Andersen, Mr. Whitlow was a Director of PricewaterhouseCoopers' Real Estate Capital Markets Group, operated his own real estate firm, Alliance Management, was a Vice President at Pacific Gateway Properties, where he directed the strategic management and repositioning of the company's real estate portfolio, and was with Aetna Realty Investors, where he held various positions over a 9-year period, performing loan production, asset management and dispositions services. Mr. Whitlow is a member of the Urban Land Institute, PREA, and the National Association of Real Estate Investment Trusts.

       Michael Rider, age 39, is a co-founder, director, treasurer and Chief Financial Officer of the Company. Mr. Rider's term of office as a director expires in 2003. Mr. Rider is a Certified Public Accountant. Mr. Rider was controller, then Chief Financial Officer for The Plymouth Group and its successor, TPG Development Corporation, a San Francisco Bay Area real estate development company from 1991 until 1998. Since July 1998, he has served as Chief Financial Officer of Primecore Funding Group, Inc. He is also the Chief Financial Officer for our affiliates: Eprime, Inc., Primecore Properties, Inc., and 99 Investors, LLC.

       Robert L. Puette, 60, has been a member of the Board since March 1, 2001. Prior to such time, Mr. Puette served as an advisory director to the Company. He is currently a Partner with WK Technology Fund, a venture capital firm. Between 1997 and 2000, Mr. Puette was the President, Chief Executive Officer, and member of the Board of Directors of Centigram Communications Corporation (NASDAQ), a communications technology firm. Prior to his position at Centigram, from 1995 to 1997, Mr. Puette served as President, CEO and Chairman of the Board of Directors at NetFRAME Systems (NASDAQ), a high-availability computer server company, and from 1990 to 1993, Mr. Puette served as President of Apple USA, Apple Corporation (NASDAQ). Prior to 1990, Mr. Puette served as a Group General Manager of Hewlett-Packard Corporation (NYSE). Mr. Puette is also on the Board of Cupertino Electric Corporation (Private) and the Magis Network Corporation (Private), and is a former director of Cisco Systems (NASDAQ). Mr. Puette holds a BSEE degree from Northwestern University and a MSOR degree from Stanford University.

     James Barrington, 60, has been a director since March 2001.From 1965 to 1999, Mr. Barrington was with Arthur Andersen LLP, serving primarily as an audit and business advisory partner. In his capacity as a partner of Arthur Andersen LLP, Mr. Barrington did not personally provide any services to the Company. Mr. Barrington received a B.S. in accounting from San Jose State University and a M.B.A. from the University of California at Berkeley.

     Ben Hamburg, 48, is secretary of the Company, and Executive Vice President and General Counsel of Primecore Funding Group, Inc. Mr. Hamburg graduated from the University of California, Los Angeles, and earned his law degree from the University of California, Berkeley, Boalt Hall School of Law in 1979. Mr. Hamburg served as a law clerk to the Honorable Ira A. Brown, Jr., Judge of the San Francisco Superior Court. Since 1981, Mr. Hamburg has been in private practice, most recently with the San Francisco law firm of Freeland Cooper & Hamburg, and has specialized in real estate and commercial matters. Prior to becoming General Counsel, Mr. Hamburg represented Primecore Funding Group as its outside legal counsel.

Compensation of Directors

None of the directors of the Company who also serve as executive officers or employees of our affiliates receives any separate compensation for service on our Board of Directors or on any Board committee. Although all directors are entitled to receive reimbursement of reasonable out-of-pocket expenses incurred in connection with meetings of the Board of Directors, to date, no director has requested compensation for out of pocket expenses. Messrs. Puette and Barrington, who are not employed by our affiliates or us, each receive annual compensation totaling $25,000. Our charter obligates us to indemnify our directors and officers and to pay or reimburse expenses for such individuals in advance of the final disposition of a proceeding to the maximum extent permitted from time to time by Maryland law. The Maryland General Corporation Law, the "Maryland GCL", permits a corporation to indemnify its present and former directors and officers, among others, against judgments, penalties, fines, settlements and reasonable expenses actually incurred by them in connection with any proceeding to which they may be made a party by reason of their service in those or other capacities, unless it is established that (a) the act or omission of the director or officer was material to the matter giving rise to the proceeding and (1) was committed in bad faith, or (2) was a result of active and deliberate dishonesty, (b) the director or officer actually received an improper personal benefit in money, property or services, or (c) in the case of any criminal proceeding, the director or officer had reasonable cause to believe that the act or omission was unlawful.

Terms of Directors and Officers

Our Board of Directors consists of the number of persons as shall be fixed by the Board of irectors rom time to time by resolution to be divided into three classes, designated Class I, Class II and Class III, with each class to be as nearly equal in number of directors as possible. Currently there are five directors. Ms. Fox is a Class I director. Ms. Fox was re-elected as a director at the annual meeting in 2001, and her term expires in 2004. Mr. Whitlow and Mr. Puette are Class II directors, and their terms expire in 2002. Mr. Rider and Mr. Barrington are Class III directors, and their terms expire in 2003. At each annual meeting, the successors to the class of directors whose term expires at that time are to be elected to hold office for a term of three years, and until their successors are elected and qualified, so that the term of one class of directors expires at each annual meeting.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Each of Susan Fox, William Whitlow, Michael Rider, James Barrington, Robert Puette and Ben Hamburg filed a report on Form 5 reporting beneficial ownership of common and/or Class A Convertible Preferred Shares. The total number of such shares held by each of them is set forth under Item 12 below

ITEM 11.     EXECUTIVE COMPENSATION.

None of the executive officers of the Company receive compensation from us for their services. All are paid directly by our manager as part of and not in addition to the management fee. We do not have a stock option or deferred compensation plan.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table presents information regarding the beneficial ownership of our capital stock as of December 31, 2001 of: (1) each person known by us to own beneficially five percent or more of our outstanding capital stock; (2) each of our directors and executive officers; and (3) all of our directors and executive officers as a group. Unless otherwise indicated in the footnotes to the table, the beneficial owners named have, to our knowledge, sole voting and investment power with respect to the shares beneficially owned, subject to community property laws where applicable.


                                                  Number              Percent
  Title of Class            Beneficial Owner      of Shares           of Class

  Class A
    Convertible Preferred    Susan Fox             22,715                 *
                             Michael Rider          5,000                 *
                             Ben Hamburg            5,028                 *
                             Robert Puette        404,776               1.9
                                                 --------              ----

                                      Total       437,519               2.0
                                                 ========              ====

  Common                     William Whitlow           40                40
                             Susan Fox                 40                40
                             Michael Rider             20                20
                                                 --------              ----

                             Total                    100               100
                                                 ========              ====

   * Less than one percent of our outstanding capital stock.


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Primecore Funding Group, Inc., our affiliate, manages all of our business, subject to direction from our Board of Directors. Our manager bears all operating expenses connected with originating and managing our mortgage loan portfolio, and receives a monthly management fee that is established by a written management agreement that we entered into with our manager. Primecore Funding Group, Inc. is licensed by the California Department of Real Estate as a real estate corporation. Our headquarters are the offices of our manager. We currently do not pay any rent for our headquarters, as these expenses are borne by our manager.

We have other affiliates, which are entities with whom we share common officers and some common directors, but which have their own business purposes. The following is a list of other affiliates:

Primecore Properties, Inc. is a California corporation, incorporated in 1997. Ms. Fox is its sole shareholder and one of its directors. Primecore Properties, Inc. is licensed by the California Department of Real Estate as a real estate corporation. Primecore Properties, Inc. provides some services to us through an agreement with our manager. Primecore Properties, Inc. does not receive any compensation from us.

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

Because of our prior policy not to take title to real property through foreclosure or otherwise, we previously relied on our affiliates to assume defaulted loans. Our prior policy was modified in 2001. We presently anticipate that we or a wholly-owned subsidiary will take title to property acquired through foreclosure or otherwise.

With respect to our prior policy, in exchange for our affiliates' assumption of defaulted loans, our affiliates agreed to bear the risk of loss on the assumed loans, and also received any benefit of any profits to be realized from the successful development and ultimate sale of the completed properties. See Note 4 and Schedule 4 of our financial statements for further detail on investments in real estate under development by affiliates.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K


a. Financial Statements. The following financial information is included as a separate section of this Annual Report on Form 10-K:

   1.  Report of Independent Public Accountants
   2.  Balance Sheets As of December 31, 2001 and 2000
   3. Statements of Operations for the years ended December 31, 2001, and 2000, and for the period from inception (March 18, 1999) to December 31, 1999
   4. Statements of Shareholders' Equity for the years ended December 31, 2001 and 2000, and for the period from inception (March 18, 1999) to December 31, 1999
   5. Statements of Cash Flows for the years ended December 31, 2001 and 2000, and for the period from inception (March 18, 1999) to December 31, 1999
   6.  Notes to Financial Statements December 31, 2001, 2000, and 1999
   7.  Schedule IV - Mortgage loans on real estate at December 31, 2001

     b.  Exhibits


     Exhibits submitted with this Form 10-K, as filed with the Securities and Exchange Commission, or those incorporated by reference to other filings are:


     Exhibit No.    Description of Exhibit


     3(i) Articles of Incorporation of the Company is incorporated by reference to Exhibit 3(i) to the Company's Form 10-12 G/A, previously filed on April 28, 2000

     3(ii) Bylaws, Amended March 30, 2000 is incorporated by reference to Exhibit 3(ii) to the Company's Form 10-12 G/A, previously filed on April 28, 2000

     3(ii)a Bylaws, Amended March 1, 2001 is incorporated by reference to Exhibit 3(ii) to the Company's Form 10-K, previously filed on March 30, 2001

     3(iii) Articles Supplementary of the Company is incorporated by reference to Exhibit 99.1 to the Company's Form 10-12 G/A, previously filed on April 28, 2000

     3(iv)          Specimen Stock Certificate, is incorporated by reference to
                    Exhibit 99.2 to the Company's Form 10-12 G/A, previously filed on April 28, 2000

     4.1 Registration Rights Agreement is incorporated by reference to Exhibit to the Company's Form 10-12 G/A, previously filed on April 28, 2000

     4.2 Founder's Registration Rights Agreement is incorporated by reference to Exhibit to the Company's Form 10-12 G/A, previously filed on April 28, 2000

     4.3 Management Agreement dated March 30, 1999 is incorporated by reference to Exhibit 10 to the Company's Form 10-12 G/A, previously filed on April 28, 2000

     4.4 Management Agreement dated October 1, 2000 is incorporated by reference to Exhibit 10 to the Company's Form 10-K, previously filed on March 30, 2001

    11.1            Statement regarding computation of per share earnings


c.       Reports on Form 8-K

The Company filed a report on Form 8-K on October 3, 2001 relating to the Board of Director's decision to adjust our monthly dividend rate to $0.0875 per share, representing an annual rate of return of 10.5% on Preferred Stock investments, beginning with dividends declared as of October 31, 2001.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized on March 20, 2002.

               |-----------------------------------|
               |   PRIMECORE MORTGAGE TRUST, INC.  |
               |-----------------------------------|
               |                                   |
               |   By:      /s/SUSAN FOX           |
               |       _________________________   |
               |-----------------------------------|
               |            Susan Fox, President   |
               |-----------------------------------|



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

|--------------------------|-----------------------------------|---------------|
| Signature                |   Capacity                        | Date          |
|--------------------------|-----------------------------------|---------------|
| /s/SUSAN FOX             |                                   |               |
|_________________________ |   President and Director          |March 20, 2002 |
|--------------------------|-----------------------------------|---------------|
|Susan Fox                 |                                   |               |
|--------------------------|-----------------------------------|---------------|
|                          |                                   |               |
| /s/WILLIAM E. WHITLOW    |   Chief Executive Officer and     |               |
|_________________________ |   Chairman of the Board           |March 20, 2002 |
|--------------------------|-----------------------------------|---------------|
|William E. Whitlow        |                                   |               |
|--------------------------|-----------------------------------|---------------|
|                          |                                   |               |
| /s/MICHAEL RIDER         |   Chief Financial Officer and     |               |
|_________________________ |   Director                        |March 20, 2002 |
|--------------------------|-----------------------------------|---------------|
|Michael Rider             |                                   |               |
|--------------------------|-----------------------------------|---------------|
| /s/ROBERT PUETTE         |                                   |               |
|_________________________ |   Director                        |March 20, 2002 |
|--------------------------|-----------------------------------|---------------|
|Robert Puette             |                                   |               |
|--------------------------|-----------------------------------|---------------|
| /s/JAMES BARRINGTON      |                                   |               |
|_________________________ |   Director                        |March 20, 2002 |
|--------------------------|-----------------------------------|---------------|
|James Barrington          |                                   |               |
|--------------------------|-----------------------------------|---------------|

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

                                                                        Page No

Report of independent public accountants                                  F-1


Balance sheets as of December 31, 2001 and 2000                           F-2

Statements of operations for the years ended
December 31, 2001 and 2000, and for the period from
inception (March 18, 1999) to December 31, 1999                           F-3


Statements of shareholders' equity for the years ended
December 31, 2001 and 2000 and for the period from
inception (March 18, 1999) to December 31, 1999                           F-4


Statements of cash flows for the years ended December
31, 2001 and  2000, and for the period from inception
(March 18, 1999) to December 31, 1999                                     F-5


Notes to financial statements                                             F-7


Schedule IV--Mortgage loans on real estate-December 31, 2001              F-16

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors of
Primecore Mortgage Trust, Inc.

We have audited the accompanying balance sheets of Primecore Mortgage Trust, Inc. (a Maryland Corporation), as of December 31, 2001, and 2000, and the related statements of operations, shareholders' equity, and cash flows for the years ended December 31, 2001 and 2000, and for the period from inception (March 18, 1999) to December 31, 1999. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Primecore Mortgage Trust, Inc. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years ended December 31, 2001and 2000 and for the period from inception (March 18, 1999) to December 31, 1999, in conformity with accounting principles generally accepted in the United States.

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





                                                       ARTHUR ANDERSEN




San Francisco, California
February 8, 2002

                                        PRIMECORE MORTGAGE TRUST, INC.

                                                BALANCE SHEETS
                                       As of December 31, 2001 and 2000



                                                                                               2001                 2000
                                                                                -------------------- --------------------
ASSETS:
Investments in real estate under development .................................      $   131,759,510       $  174,362,219
Investments in real estate under development by affiliates....................           40,237,961           42,050,737
Investments in real estate held for sale......................................           18,952,063                   --
Cash and cash equivalents.....................................................            2,706,204                   --
Other assets, net.............................................................              408,905              132,135
                                                                                -------------------- --------------------

        Total assets..........................................................      $   194,064,643      $   216,545,091
                                                                                ==================== ====================


LIABILITIES AND SHAREHOLDERS' EQUITY:

Notes payable (including $0, and $7,622,535 to affiliates at December 31, 2001
   and 2000, respectively)....................................................       $   17,312,526       $   38,787,264
Secured line of credit........................................................           15,000,000            6,644,692
Accrued expenses and other....................................................            1,232,022              723,512
Bank overdraft................................................................                   --            3,086,941
Preferred stock dividends payable.............................................            1,903,928            1,901,863
Payable to affiliate..........................................................               31,193              236,972
                                                                                -------------------- --------------------

        Total liabilities.....................................................           35,479,669           51,381,244
                                                                                ==================== ====================
Commitments and contingencies (see note 9)....................................

Preferred stock: par value $0.01, 40,000,000 shares authorized; 21,633,864 and
      19,946,445 shares issued and outstanding at December 31, 2001 and 2000, respectively; entitled to $10 per share in liquidation before any
      distributions to common.................................................          216,157,968          199,285,861
Common stock: par value $0.01, 10,000,000 shares authorized; 100 shares
      issued and outstanding at December 31, 2001 and 2000....................                    1                    1
Retained deficit..............................................................          (57,572,995)         (34,122,015)
                                                                                -------------------- --------------------

        Total shareholders' equity............................................          158,584,974          165,163,847
                                                                                -------------------- --------------------

        Total liabilities and shareholders' equity............................      $   194,064,643      $   216,545,091
                                                                                ==================== ====================



                                The accompanying notes are an integral part of these statements.

                                        PRIMECORE MORTGAGE TRUST, INC.

                                           STATEMENTS OF OPERATIONS
                                       For the years ended December 31,
                                2001 and 2000 and for the period from inception
                                    (March 18, 1999) to December 31, 1999


                                                                                                               Period from
                                                                                                          Inception (March
                                                               Year Ended           Year Ended                18, 1999) to
                                                               December 31, 2001    December 31, 2000    December 31, 1999
                                                             -------------------- -------------------- --------------------
REVENUES:
Income from completed real estate development
   (including $145,468, $3,040,082 and $38,530 from
   affiliates)............................................          $ 12,519,618         $ 15,103,946          $ 2,566,301
Other.....................................................                68,510               36,390               17,097
                                                             -------------------- -------------------- --------------------
         Total revenues...................................            12,588,128           15,140,336            2,583,398

EXPENSES:
Management fees paid to an affiliate.......................           11,345,585           10,967,249            5,276,938
Interest...................................................                   --                   --              241,152
Provision for impairment of investments in real
   estate under development................................               73,000                   --                   --
General, administrative and other..........................              502,080              600,776               51,866
                                                             -------------------- -------------------- --------------------
         Total expenses....................................          11, 920,665           11,568,025            5,569,956
                                                             -------------------- -------------------- --------------------

         Net income (loss).................................              667,463            3,572,311           (2,986,558)
         Preferred stock dividends.........................          (24,118,443)         (21,609,791)         (13,097,977)
                                                             -------------------- -------------------- --------------------

         Net loss allocable to common......................        $( 23,450,980)        $(18,037,481)       $ (16,084,535)
                                                             ==================== ==================== ====================


Basic and diluted net loss per common share................           $ (234,510)          $ (180,375)          $ (160,845)
                                                             ==================== ==================== ====================

Basic and diluted weighted-average common shares
outstanding................................................                  100                  100                  100
                                                             ==================== ==================== ====================





                                The accompanying notes are an integral part of these statements.

                                          PRIMECORE MORTGAGE TRUST, INC.

                                        STATEMENTS OF SHAREHOLDERS' EQUITY
                                         For the years ended December 31,
                                 2001 and 2000 and for the period from inception
                                        (March 18, 1999) to December 31, 1999



                                             Preferred Stock              Common Stock
                                       ------------------------------- ------------------
                                                                                                 Retained
                                              Shares           Amount   Shares    Amount          Deficit              Total
                                       -------------- ---------------- -------- --------- ---------------- ------------------
Shareholders' equity at inception
(March 18, 1999).......................           --   $           --       --   $    --   $           --   $             --
   Issuance of common stock............           --               --      100         1               --                  1
   Issuance of preferred stock.........    9,267,896      192,678,960       --        --               --        192,678,960
   Issuance of preferred stock  under
      reinvestment plan                      309,591        3,095,910       --        --               --          3,095,910
   Redemptions of preferred stock......     (592,369)      (5,923,690)      --        --               --         (5,923,690)
   Dividends paid to preferred
      shareholders.....................           --               --       --        --      (13,097,977)       (13,097,977)
   Net loss............................           --               --       --        --       (2,986,558)        (2,986,558)
                                       -------------- ---------------- -------- --------- ---------------- ------------------
Shareholders' equity at
December 31, 1999......................   18,985,118   $  189,851,180      100   $     1   $  (16,084,535)  $    173,766,646

   Issuance of preferred stock, net of
     offering costs of $178,589........    2,841,062       28,232,031       --        --               --         28,232,031
   Issuance of preferred stock under
      dividend reinvestment plan.......      589,684        5,896,840       --        --               --          5,896,840
     Redemptions of preferred stock       (2,469,419)     (24,694,190)      --        --               --        (24,694,190)
   Dividends paid to preferred
      shareholders.....................           --               --       --        --      (21,609,791)       (21,609,791)
     Net income........................           --               --       --        --        3,572,311          3,572,311
                                       -------------- ---------------- -------- --------- ---------------- ------------------
Shareholders' equity at
December 31, 2000......................   19,946,445   $  199,285,861      100   $     1   $  (34,122,015)  $    165,163,847


   Issuance of preferred stock, net of
     offering costs of $2,083..........    2,797,437       27,972,287       --        --               --         27,972,287

   Issuance of preferred stock under
      dividend reinvestment plan.......      599,169        5,991,690       --        --               --          5,991,690
   Redemptions of preferred stock         (1,709,187)     (17,091,870)      --        --               --        (17,091,870)
   Dividends paid to preferred
      shareholders.....................           --               --       --        --      (24,118,443)       (24,118,443)

     Net income........................           --               --       --        --          667,463            667,463
                                       -------------- ---------------- -------- --------- ---------------- ------------------
Shareholders' equity at
December 31, 2001......................   21,633,864   $  216,157,968      100   $     1   $  (57,572,995)  $    158,584,974
                                       ============== ================ ======== ========= ================ ==================

                                   The accompanying notes are an integral part of these statements.

                                        PRIMECORE MORTGAGE TRUST, INC.

                                           STATEMENTS OF CASH FLOWS
                                        For the years ended December 31,
                               2001 and 2000 and for the period from inception
                                    (March 18, 1999) to December 31, 1999

                                                                                                                Period from
                                                                                                           Inception (March
                                                                          Year Ended          Year Ended       18, 1999) to
                                                                        December 31,        December 31,       December 31,
                                                                                2001                2000               1999
                                                                  ------------------- ------------------- ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)............................................ $         667,463   $       3,572,311   $     (2,986,558)
   Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
        (Decrease) increase in accrued expenses, bank overdraft
        and other.................................................        (2,578,431)          3,595,841            214,612
        (Decrease) increase in payable to affiliate...............          (205,779)         (1,167,718)         1,404,690
        Decrease (Increase) in other assets, net..................           (39,270)             75,299            (66,400)
                                                                  ------------------- ------------------- ------------------
           Net cash provided by (used in) operating activities....        (2,156,017)          6,075,733         (1,433,656)
                                                                  ------------------- ------------------- ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Investments in real estate under development.................       (63,946,574)       (165,778,439)       (99,692,298)
     Investments in real estate under development by affiliates...       (11,050,613)        (30,764,124)       (22,728,985)
     Proceeds from investments in real estate under development...        87,597,220         124,348,190         93,279,846
     Proceeds from investments in real estate under development
      by affiliates...............................................        12,863,389          40,465,714          3,997,140
     Decrease (increase) in receivable from affiliate.............                --           1,743,081         (1,743,081)
                                                                  ------------------- ------------------- ------------------
           Net cash provided by (used in) investing activities....        25,463,422         (29,985,578)       (26,887,378)
                                                                  ------------------- ------------------- ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sales of preferred stock, net of offering costs.         27,972,287          28,082,031         34,193,960
   Redemptions of preferred stock.................................       (17,091,870)        (24,694,190)        (5,923,690)
   Proceeds from sales of common stock............................                --                  --                  1
   Issuance of notes payable......................................        19,345,400          61,199,293          6,734,474
   Additions to notes payable from reinvested interest............           936,447           1,846,881                 --
   Repayment of notes payable.....................................       (41,756,585)        (31,898,384)                --
   Borrowings on secured line of credit...........................         8,355,308           6,644,692          2,195,000
   Repayment of secured line of credit............................                --          (2,195,000)                --
   Payment of preferred stock dividends...........................       (18,124,688)        (15,609,972)        (8,203,183)
   Loan fees paid ................................................          (237,500)           (141,034)                --
                                                                  ------------------- ------------------- ------------------
          Net cash provided by (used in) financing activities.....       (20,601,201)         23,234,317         28,996,562
                                                                  ------------------- ------------------- ------------------

          Net increase (decrease) in cash and cash equivalents....         2,706,204            (675,528)           675,528
          Beginning cash and cash equivalents.....................                --             675,528                 --
                                                                  ------------------- ------------------- ------------------
          Ending cash and cash equivalents........................ $       2,706,204   $              --   $        675,528

Cash paid for interest, net of amounts capitalized of $4,358,952,
   $4,680,818 and $0 for the periods ending December 31, 2001,
   2000 and 1999 respectively..................................... $              --   $              --   $         41,889
                                                                  =================== =================== ==================



                                        PRIMECORE MORTGAGE TRUST, INC.

                                           STATEMENTS OF CASH FLOWS
                                        For the years ended December 31,
                               2001 and 2000 and for the period from inception
                                    (March 18, 1999) to December 31, 1999
                                                 (continued)


SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING                                                      Period from
ACTIVITIES:                                                                                                Inception (March
                                                                          Year Ended          Year Ended       18, 1999) to
                                                                        December 31,        December 31,       December 31,
                                                                                2001                2000               1999
                                                                  ------------------- ------------------- ------------------

Reinvested Preferred Stock dividends.............................. $       5,991,690   $       5,896,840   $      3,095,910

Investments in real estate under development received in exchange
   for issuance of Preferred Stock................................ $              --   $         150,000   $    125,574,517


Investments in real estate under development by affiliates
received in exchange for issuance of Preferred Stock..............                --                  --         32,910,483
Investments in real estate under development received in exchange
   for notes payable..............................................                --             795,000                 --
Investments in real estate under development by affiliates
   received in exchange for notes payable.........................                --                  --            110,000








                                   The accompanying notes are an integral part of these statements.

                         PRIMECORE MORTGAGE TRUST, INC.

                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 2001, 2000 and 1999

1.   ORGANIZATION AND BUSINESS:


Organization

Primecore Mortgage Trust, Inc., a Maryland corporation, was formed on March 18, 1999 (inception) and commenced operations effective May 1, 1999 as a real estate investment trust (REIT). We are engaged in the business of funding and holding short-term construction mortgage loans secured by residential real property, as well as land acquisition and development loans secured by undeveloped real property located in the greater San Francisco Bay Area. We are managed by Primecore Funding Group, Inc., a California corporation located in Menlo Park, California. Our manager, or its affiliate, Primecore Properties, Inc., originates and services the construction mortgage loans we invest in for a monthly management fee.

Capitalization

We have authorized 50,000,000 shares of capital stock with a $0.01 par value; 40,000,000 shares are designated Class A Convertible Preferred (Preferred Stock), and 10,000,000 shares are designated as common.

At December 31, 2001, there were 100 shares of common stock outstanding, all held by William Whitlow, Susan Fox and Michael Rider, who are employees and officers of our manager. Ms. Fox owns all of the stock of our manager.

The 21,633,864, 19,946,445 and 18,985,118 shares of Preferred Stock outstanding as of December 31, 2001, 2000 and 1999 respectively rank senior to our common stock as to dividends and liquidation rights. The shares are convertible into, and have voting rights equal to, the same number of shares of our common stock. We will not pay any dividends to the holders of the common stock so long as any Preferred Stock is outstanding.

Preferred stock dividends are paid monthly in arrears and were $1.12 per share (based on weighted average preferred shares outstanding of 21,450,948) for the year ended December 31, 2001, compared with $1.14 per share (based on weighted average preferred shares outstanding of 18,955,134) for the year ended December 31, 2000, and $0.75 per share (based on weighted average preferred shares outstanding of 17,390,047) for the period from inception (March 18, 1999) to December 31, 1999. The terms of our dividend reinvestment plan permit our shareholders to reinvest dividends in additional shares of Preferred Stock, currently at $10 per share.

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

We sell our stock through private placement and have closed three private placements since our inception issuing 24,466,291 shares at $10.00 per share. Under our current private placement for 20,000,000 shares of Preferred Stock we have issued 440,104 shares at $10 per share as of December 31, 2001. We use the proceeds from issuance of our Preferred Stock primarily to fund additional loans and also for working capital purposes. In connection with the private placements in 1999, our manager paid placement costs of $187,829 on our behalf.

Risk Factors

General Economic Conditions in Lending Areas. Properties securing repayment of the mortgage loans are located in the San Francisco Bay Area, with the majority in the counties of Santa Clara and San Mateo. Since the properties secured by the mortgage loans are located in a limited geographical region, these mortgage loans may be subject to a greater risk of delinquency or default if the industries concentrated there suffer adverse economic or business developments.

Other. In addition, we are subject to other significant business and financial risks, including but not limited to liquidity, the prevailing market for residential real estate, interest rates, dependence on our manager, timely completion of projects, lack of borrower diversification, and potential environmental matters relating to properties on which we have made loans.

Retained Deficit

We had a retained deficit as of December 31, 2001 and 2000 because we pay dividends to the holders of our Preferred Stock based on our taxable income, in accordance with REIT requirements. Our taxable income differs from income measured in accordance with generally accepted accounting principles in the United States due to timing differences in the recognition of income from our investments in real estate. See Income Taxes in Note 2 below. These dividend distributions are expected to be matched by revenues from completed real estate projects in future periods, as described in Notes 2 and 3.


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

Change in Accounting for Interest Expense

Effective January 1, 2000, the Company began capitalizing interest expense on its investments in real estate under development and investments in real estate under development by affiliates in accordance with Generally Accepted Accounting Principles in the United States. This change was made to more accurately match the cost of our investments with the recognition of our revenue.


Investments in Real Estate under Development,
Investments in Real Estate under Development by Affiliates and Investments in Real Estate Held for Sale

All of our loans are initially classified for financial reporting purposes as investments in real estate under development or investments in real estate under development by affiliates (Notes 3 and 4). Such investments include capitalized interest and are stated at the lower of cost or net realizable value. Management conducts a review for impairment on an investment-by-investment basis whenever events or changes in circumstances indicate that the carrying amount of an investment may not be recoverable. An impairment is recognized when estimated expected future cash flows (undiscounted and without interest charges), typically from the sale of a completed property, are less than the carrying amount of the investment. The estimation of expected future net cash flows is inherently uncertain and relies to a considerable extent on assumptions regarding current and future economics and market conditions. If, in future periods, there are changes in the estimates or assumptions incorporated into the impairment review analysis, the changes could result in an adjustment to the carrying amount of the investments. To the extent an impairment has occurred, the excess of the carrying amount of the investment over its estimated fair value, less estimated selling costs, will be charged to income. During the year ended December 31, 2001, we charged $73,000 to income for loans we believe are impaired compared with $0 and $0 during the year ended December 31, 2000 and for the period from Inception (March 18, 1999) to December 31, 1999.

Cash and Cash Equivalents

Cash and cash equivalents include cash held in financial institutions and other highly liquid short-term investments with original maturities of three months or less.

Income from Completed Real Estate Development

Our investment objective is to make construction mortgage loans on projects we believe are likely to ultimately sell for an amount sufficient to repay the principal plus accrued interest of those loans at the agreed upon rate. We do not intend to own or develop property and do not participate in the profit realized by the borrower, including affiliated borrowers, upon sale of the property.

We recognize income from our investments in real estate under development upon the sale or refinancing of the completed real estate to or by a third party. No income or points are recognized until the property is sold or refinanced. We compute income as cash received (which includes amounts funded, accrued interest and points) less the carrying value of the investments at the date of repayment (which includes amounts funded and capitalized interest cost).

Income Taxes

To continue to qualify as a REIT, we must currently distribute at least 90 percent of our taxable income. As a REIT, we generally will not be subject to corporate-level federal income tax on net income we distribute our shareholders. As such, no provision for federal income taxes is included in our financial statements. Such taxes are the responsibility of the individual shareholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property and to federal income and excise taxes on our undistributed taxable income.

Net income for financial reporting purposes differs from net income for tax reporting purposes primarily due to differences in the method of revenue recognition for arrangements classified as loans for income tax purposes and investments in real estate under development for financial reporting purposes and for interest expense to finance such loans. The following table outlines the primary differences between financial reporting income and taxable income for the years ended December 31, 2001 and 2000, and for the period from inception (March 18, 1999) to December 31, 1999:

                                                                                                 Period from
                                                                                            Inception (March
                                                  Year Ended           Year Ended               18, 1999) to
                                                  December 31, 2001    December 31, 2000   December 31, 1999
                                                 ------------------- -------------------- -------------------

Net income (loss), as reported                          $   667,463          $ 3,572,311        $ (2,986,558)
        Less: Income from completed real estate         (12,446,618)         (15,103,946)         (2,566,301)
              Capitalized interest                       (4,174,852)          (4,680,818)                 --
        Add: Accrued interest income on loans
          and related points earned                      39,228,435           37,975,291          16,680,262
              Other                                        (261,653)             225,000                  --
                                                 ------------------- -------------------- -------------------
Taxable income                                         $ 23,012,775          $21,987,838        $ 11,127,403
                                                 =================== ==================== ===================
Preferred stock dividends                              $ 24,118,443          $21,609,791        $ 13,097,977
                                                 =================== ==================== ===================

We distribute preferred stock dividends at a level sufficient to satisfy specified return targets for our investors. As a result, actual dividends may be in excess of taxable income. Rates of return are subject to adjustment by our Board of Directors based upon prevailing market and company specific conditions. timely payment of preferred stock dividends could be adversely effected if we experience a slow down in the repayment of our loans. It is possible that dividends could be significantly reduced if there was a decline in the value of our loan portfolio.

Investments in Real Estate Held for Sale

We may take title to property through foreclosure or by deed in lieu of foreclosure when a borrower defaults on his loan. Such arrangements cease to be loans but are accounted for in a manner similar to our investments in real estate under development and real estate under development by affiliates. Interest income for tax purposes is not accrued on investments in real estate held for sale.

Net Loss Per Share of Common Stock

Per share amounts for our common stock are computed using the weighted average common shares outstanding during the period. Net income (loss) used in the calculation is reduced by dividends owed to preferred shareholders. The diluted weighted average common shares outstanding include the dilutive effect of stock options and other common stock equivalents. There are currently no stock options or other dilutive common stock equivalents, and as a result, the basic and diluted weighted average common shares outstanding for the years ended December 31, 2001 and 2000, and the period from inception (March 18, 1999) to December 31, 1999, are the same and are 100 shares.


New Accounting Pronouncement

In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" among other existing authoritative literature. We are required to and will adopt SFAS No. 144 in the first quarter of fiscal 2002. We do not expect adoption to have a significant effect on our financial position, results of operations and cash flows.

3.   INVESTMENTS IN REAL ESTATE UNDER DEVELOPMENT:

We make loans with maturity dates generally ranging from 12 to 18 months. For financial reporting purposes, we account for our loans as investments. Investments in real estate under development represent funds advanced in cash plus capitalized interest on arrangements in effect at any particular time.

Since real estate under development generates no operating income, we do not accrue any income for financial reporting purposes until the sale or refinancing of a property. The income that we ultimately realize is based upon the terms of the construction mortgage loan. During the year ended December 31, 2001, fixed interest rates on loans outstanding ranged from 11 percent to 13 percent. In the case of loans on which the borrower defaulted, the interest rate charged during the period of default was an additional 5% over the note rate. In addition, we charged points, which were typically 4 percent of the borrowed amount during that same period.


The following table summarizes our portfolio of investments in real estate under development at December 31, 2001:

                                          Base Interest  Maturity Dates           Commitment             Carrying
         Location - County                        Rates                               Amount               Amount
-------------------------------------------------------- ------------------------------------ --------------------
         Alameda                           11.25-12.00%     06/01-10/01         $  5,700,000         $  1,177,035
         Contra Costa                            11.00%     05/02-05/02            5,610,000            4,668,141
         Marin                             11.25-13.00%     06/01-07/02           29,765,000           19,263,088
         Monterey                          11.50-12.00%     12/01-12/02           27,160,000           12,051,692
         San Francisco                     11.50-12.00%     01/02-10/02           26,935,000           15,363,685
         San Mateo                         11.25-13.00%     09/01-10/02           53,361,140           27,921,345
         Santa Clara                       11.25-13.00%     06/01-08/02           71,075,000           41,699,251
         Other                             11.00-11.50%     06/01-09/01           17,665,000            9,615,273
                                                                        --------------------- --------------------

                                                                                $237,271,140         $131,759,510
                                                                        ===================== ====================

The following table summarizes our portfolio of investments in real estate under development at December 31, 2000.

                                          Base Interest        Maturity           Commitment             Carrying
         Location - County                        Rates           Dates               Amount               Amount
-------------------------------------------------------- ------------------------------------ --------------------
         Alameda                           11.00-11.25%     03/01-10/01          $20,930,000          $ 4,849,722
         Contra Costa                      11.00-12.00%     03/01-11/01           16,987,842            2,797,451
         Marin                             11.00-13.00%     01/01-02/02           61,230,000           31,861,815
         Monterey                          11.25-11.50%     04/01-05/02           30,800,000           16,142,512
         San Francisco                     11.25-13.00%     04/01-10/01           35,520,000           14,485,600
         San Mateo                         11.00-13.00%     02/01-05/02           86,635,230           41,342,468
         Santa Clara                       11.00-13.00%     12/00-04/02           92,395,000           53,393,586
         Other                             11.00-11.25%     05/01-06/01           18,035,000            9,489,065
                                                                        --------------------- --------------------
                                                                               $ 362,533,072        $ 174,362,219
                                                                        ===================== ====================

Earned but unrecognized interest and points on loans outstanding at December 31, 2001 totaled $39,667,545 compared with $31,166,724 at December 31, 2000. These amounts will be recognized as income from completed real estate development upon the sale or refinancing of the underlying property.

We will fund unfunded commitments on existing loans from the repayment of other loans, borrowings on our line of credit (Note 6), issuance of short-term notes payable or issuance of additional preferred stock. We believe we will have adequate sources of capital to fund these commitments when and as they become due.

As of December 31, 2001, we had loans with a carrying amount of $19,218,517, which had not been paid by their stated maturity dates and which we do not intend to extend compared with $0 at December 31, 2000. These loans are accruing interest at the default rate, which is 5 percent higher than the note rate. Additionally, at December 31, 2001, we had recorded notices of default on loans with a carrying amount of $14,293,382 compared with $0 at December 31, 2000. Recording a notice of default begins the process of foreclosure. In many cases we expect the borrower will have sufficient time to either sell or refinance the property before the foreclosure period expires. All loans for which a notice of default has been recorded are charged interest at the default rate.

During the year ended December 31, 2001, we capitalized $3,369,004 of interest expense to investments in real estate under development compared with $3,562,236 during the year ended December 31, 2000, and $0 during the year ended December 31, 1999.


4.   INVESTMENTS IN REAL ESTATE UNDER DEVELOPMENT BY AFFILIATES:

We have also made loans to affiliates of our manager acting as the developer. These arrangements are accounted for in a manner identical to that described in Note 3 above. The following table summarizes our portfolio of investments in real estate under development by affiliates at December 31, 2001:

                                               Interest           Maturity    Commitment Amount             Carrying
         Location - County                        Rates              Dates                                    Amount
---------------------------------------------------------------------------------------------------------------------
         San Mateo                         11.25-11.50%        12/01-04/03         $ 14,200,000          $ 8,290,751
         Santa Clara                       11.00-11.50%        12/01-03/03           56,125,000           31,947,210
                                                                            -------------------- --------------------
                                                                                   $ 70,325,000          $40,237,961
                                                                            ==================== ====================


The following table summarizes our portfolio of investments in real estate under development by affiliates at
December 31, 2000:

                                               Interest           Maturity           Commitment             Carrying
         Location - County                        Rates              Dates               Amount               Amount
---------------------------------------------------------------------------------------------------------------------
         San Mateo                               11.25%        10/01-12/01           12,100,000            6,374,508
         Santa Clara                       11.00-11.50%        03/01-11/01           61,750,000           35,676,229
                                                                            -------------------- --------------------
                                                                                   $ 73,850,000         $ 42,050,737
                                                                            ==================== ====================

Earned but unrecognized interest and points on loans outstanding at December 31, 2001 totaled $14,863,787 compared with $7,944,747 at December 31, 2000. Such amounts will be recognized as income from completed real estate development upon the sale or refinancing of the underlying property.

During the year ended December 31, 2001, we capitalized $805,848 of interest expense to investments in real estate under development by affiliates compared with $1,118,582 during the year ended December 31, 2000, and $0 during the year ended December 31, 1999.


5.   INVESTMENT IN REAL ESTATE HELD FOR SALE:

During the year ended December 31, 2001, we took title to twelve properties through foreclosure or by deed in lieu of foreclosure. Two properties were sold before December 31, 2001 with the following results:

      Net sale proceeds                                    $ 2,597,196
      Carrying amount                                        2,550,958
                                                     ------------------
          Total income reported                              $  46,238
                                                     ==================

The following table summarizes investments in real estate held for sale at December 31, 2001:

                                              Original
  County                  Number            Commitment               Carrying
                                                Amount                 Amount
  ------------------- ----------- --------------------- ----------------------
  Alameda                      3         $  15,395,000           $  5,498,629
  Marin                        4            13,341,000              8,438,341
  San Mateo                    2             3,375,000              2,620,510
  Santa Clara                  1             2,845,000              2,394,583
                      ----------- --------------------- ----------------------
           Total              10         $  34,956,000          $  18,952,063
                                  ===================== ======================

These properties were initially recorded at their existing carrying amount and are in various stages of construction and some are complete. They will be sold in the manner which we believe maximizes their value to us.

6.   NOTES PAYABLE:

We had unsecured borrowings of $17,312,526 at December 31, 2001, compared with $38,787,264 at December 31, 2000 on notes issued to accredited investors through private placements. These notes have varying maturities of up to one year from the date of issuance and bear interest at fixed rates between 9 and 13 percent (11.529% weighted average in 2001) with interest payable monthly in arrears. We may call these notes at our option before their stated maturity. At December 31, 2001, none of our unsecured notes payable were held by our officers, directors or employees of our manager compared with $7,622,535 at December 31, 2000 and all of the notes mature in 2002. As of December 31, 2001 we estimate that the carrying amounts of our notes payable approximate their fair value based on current borrowing rates available to us.


7.   SECURED LINE OF CREDIT:

During the year ended December 31, 2001, we increased our line of credit from $10,000,000 to $15,000,000. The amount borrowed under the line of credit at December 31, 2001, was $15,000,000. The line of credit is secured by our assets and guaranteed by our manager and another affiliate, carries interest at prime plus 1.50 percent (6.25 percent at December 31, 2001) and matures in May 2003. The terms of the line of credit require, among other provisions, that we maintain total equity of no less than $150,000,000, a debt to equity ratio of less than 1.5 to 1.0 and quarterly taxable income from operations of at least $500,000. We were in compliance with all covenants at December 31, 2001. We incurred loan fees and other costs of $237,500 in 2001, which are included in other assets in the accompanying balance sheets and are being amortized on a straight-line basis over the life of the facility. Accumulated amortization of deferred loan fees amounted to $136,245 at December 31, 2001.


8.   TRANSACTIONS WITH AFFILIATES:

Management Fees

A management agreement dated March 30, 1999 and amended on October 1, 2000 between us and our manager provides for a monthly fee payable in arrears equal to 0.25 percent of the total commitment amount of the loans in our investments in real estate under development and in our investments in real estate under development by affiliates.

For the year ended December 31, 2001, the portfolio management fees paid to our manager were $11,345,585, compared with $10,967,249 for the year ended December 31, 2000, and $5,276,938 for the period from inception (March 18, 1999) to December 31, 1999.

Payable to Affiliate

The $31,193 and $236,972 payable to affiliate at December 31, 2001 and 2000, respectively, represents short-term advances to us by our manager to facilitate our cash management. Our manager charges us an interest rate of 11 percent per annum on any outstanding balance.

Affiliate Loans
We previously had a policy not to develop real property that might be obtained through foreclosure or otherwise. Accordingly, prior to 2001, we relied on our affiliates to assume defaulted loans. Some of our directors and executive officers are principals of our affiliates, and have personally guaranteed the assumed obligations. In exchange for our affiliates' past assumption of defaulted loans, they bore the risk of loss on loans assumed, and in return will receive the benefit of any profits that might be realized from the successful development and ultimate sale of the completed properties. Our affiliates are under no legal obligation to assume defaulted loans, and our principals are under no legal obligation to guarantee such loans; they have done so for the primary purpose of allowing us to avoid any risk inherent in real estate development. Our affiliates do not presently intend to continue to assume liability for defaulted loans, although circumstances may arise which, because of the complexity of the REIT tax regulations related to foreclosed real estate, may necessitate our affiliates taking title to foreclosed properties.

We have also made loans to our affiliates for property to be developed and sold in a manner similar to unaffiliated borrowers. In the case of an affiliate, the principals of the affiliates, who are also our management and members of our board, will be involved in making the decision on our behalf, creating a conflict of interest. Also, in the event of a default on an affiliate loan, there would be a conflict of interest in connection with decisions on how to proceed. As with other loans made to unaffiliated borrowers, due to changes in the scope of construction and general cost increases during development of a project, additional funds or extensions of time may be needed to complete a project. As with other loans, we will grant an additional extension of credit or time only if our management believes repayment of the loan is adequately secured. In order to ameliorate these conflicts of interest, repayment of these affiliate loans is guaranteed by our affiliate and our manager. Because of these favorable terms, the experience of our affiliates and our success with these loans in the past, we continue to see a place for these loans in our portfolio although at a level that does not exceed 10% of our portfolio.

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

Effective March 1, 2001, our Board of Directors was expanded to include two independent directors whose responsibilities include oversight of our investments in properties under development by our affiliates.

9.   COMMITMENTS AND CONTINGENCIES:

Litigation

We are involved in legal actions arising in the normal course of our business. We are not presently subject to any material litigation nor, to our knowledge, is any litigation threatened against us which collectively is expected to have a material adverse effect on our cash flows, financial condition or results of operations.

General Uninsured Losses

We require that our borrowers carry comprehensive liability, fire, flood, extended coverage, and rental loss insurance with policy specifications, limits, and deductibles customarily carried for similar properties. We also carry insurance to cover losses in case a borrower's policy lapses. There are, however, certain types of extraordinary losses that may be either uninsurable or not economically insurable. Further, all of our investments are located in areas that are subject to earthquake activity. Should an investment sustain damage as a result of an earthquake, we may incur losses due to insurance deductibles or co-payments on insured losses, or uninsured losses. Should an uninsured loss occur, we could lose our investment in, and anticipated profits and cash flows from an investment.

10.  QUARTERLY STATEMENTS OF OPERATIONS (UNAUDITED):


The following tables contain selected unaudited quarterly financial data for fiscal years 2001 and 2000:


                                   Three Months     Three Months          Three Months        Three Months
                                          Ended            Ended                 Ended               Ended
                                 March 31, 2001    June 30, 2001   September 30,  2001   December 31, 2001
                               ----------------------------------------------------------------------------
REVENUES:
Income from completed real
   estate development
   (including $0, $0, $0 and
   $145,468 from affiliates)          3,978,796        2,742,380             1,430,690           4,367,752
Other.........................               81               --                   --               68,429
                               ----------------------------------------------------------------------------
         Total                        3,978,877        2,742,380             1,430,690           4,436,181

EXPENSES:
Management fees paid to an
   affiliate..................        3,122,154        2,989,063             2,808,680           2,425,688
Provision for impairment of
   investments in real estate
   development................               --               --                    --              73,000

General, administrative and
   other......................           44,658          225,053               104,651             127,718
                               ----------------------------------------------------------------------------
         Total expenses               3,166,812         3,214,116           2,913,331            2,626,406
                               ----------------------------------------------------------------------------

         Net income (loss)              812,065          (471,736)         (1,482,641)           1,809,775
         Preferred stock             (5,951,458)       (6,126,847)         (6,288,698)          (5,751,440)
                               ----------------------------------------------------------------------------

         Net loss allocable
         to common                   (5,139,393)       (6,598,583)         (7,771,339)          (3,941,665)
                               =============================================================================
Basic and diluted net loss per
   common share...............          (51,394)          (65,986)            (77,713)             (39,417)
                               ============================================================================
Basic and diluted weighted-
   average common shares                    100               100                 100                  100
                               ============================================================================

                                    Three Months     Three Months        Three Months         Three Months
                                           Ended            Ended               Ended                Ended
                                  March 31, 2000    June 30, 2000  September 30, 2000    December 31, 2000
                               ----------------------------------------------------------------------------
REVENUES:
Income from completed real
   estate development
   (including $526,610,
   $471,390, $511,250 and
   $1,530,832 from affiliates)         2,666,240        4,995,358           2,566,718            4,875,630
Other.........................                32           36,352                   6                   --
                               ----------------------------------------------------------------------------
         Total                         2,666,272        5,031,710           2,566,724            4,875,630

EXPENSES:
Management fees paid to an
   affiliate..................         2,465,052        2,776,935           2,903,744            2,821,518
General, administrative and
   other......................           199,952          129,097             128,953              142,775
                               ----------------------------------------------------------------------------
         Total expenses                2,665,004        2,906,032           3,032,697            2,964,293
                               ----------------------------------------------------------------------------

         Net income (loss)                 1,268        2,125,678            (465,973)           1,911,338
         Preferred stock              (5,366,223)      (5,238,210)         (5,355,477)          (5,649,881)
                               ----------------------------------------------------------------------------

         Net loss allocable to
         common                       (5,364,955)      (3,112,532)         (5,821,450)          (3,738,543)
                               ============================================================================

Basic and diluted net loss per
   common share.........                 (53,650)         (31,125)            (58,214)             (37,385)
                               ============================================================================
Basic and diluted weighted-
   average common shares                     100              100                 100                  100
                               ============================================================================

                                                                                                                         Schedule IV
                                                  PRIMECORE MORTGAGE TRUST, INC.

                                                  MORTGAGE LOANS ON REAL ESTATE

                                                       DECEMBER 31, 2001



                                                                                                                           Principal
                                                                                                                           Amount of
                                                                                                                       Loans Subject
                                                           Periodic                        Face      Carrying          to Delinquent
                              Interest    Final Maturity    Payment                   Amount of     Amount of           Principal or
    Description                   Rate              Date      Terms   Prior Liens     Mortgages     Mortgages               Interest
------------------------------------------------------------------------------------------------------------------------------------
INVESTMENTS IN REAL ESTATE
  UNDER DEVELOPMENT

  Single Family Attached        11.50%             9/01     Note 1   $        --   $  6,585,000    $  2,317,674         $  2,317,674
  Land Development            11 - 12%      6/01 - 6/02     Note 1            --     11,460,000       8,098,930            4,884,191
  Condominium                 11 - 12%    12/01 - 10/02     Note 1    16,700,000     33,570,000      17,592,364            1,528,490
  Single Family Detached      11 - 13%     6/01 - 12/02     Note 1    21,318,630    185,656,140     103,750,542           24,781,544
                                                                                  --------------------------------------------------

                                                                                   $237,271,140    $131,759,510         $ 33,511,899
                                                                                  ==================================================


INVESTMENTS IN REAL ESTATE
  UNDER DEVELOPMENT BY
  AFFILIATES

  104 Second Street             11.5%             4/02                $       --   $  3,825,000    $  2,867,784         $         --
  Kate and Ascension            11.5%            12/01                        --      7,000,000         749,290                   --
  7 Lots, Los Altos Nursery     11.0%             4/02                 3,927,000     12,800,000      10,425,765                   --
  Quarry Estates Lot 13         11.0%            12/01                 1,366,667      5,000,000       2,584,020                   --
  Quarry Estates Lot 15         11.0%            12/01                 1,366,667      5,000,000       3,463,008                   --
  Quarry Estates Lot 16         11.0%            12/01                 1,366,666      5,000,000       1,973,249                   --
  91 Fleur Place               11.50%             4/03                 3,185,000      7,100,000       4,458,408                   --
  37 Euclid                    11.25%            12/01                 2,000,000      7,100,000       3,832,343                   --
  Affiliate properties         11.00%             3/03                66,037,000     13,500,000       9,884,096                   --
                                                                                  --------------------------------------------------

                                                                                   $ 66,325,000    $ 40,237,963         $         --
                                                                                  ==================================================

