Form 10-Q
period 2002-03-31
PRIMECORE MORTGAGE TRUST INC
filed 2002-05-09
CIK 1086670

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     The number of shares of convertible preferred stock outstanding as of March 31, 2002 was 22,082,460. The number of shares of common stock outstanding as of March 31, 2002 was 100.

Table of Contents

Part I.  Financial Information


Item 1.  Financial Statements (unaudited)..................................... 4


         Balance Sheets as of March 31, 2002 (unaudited)
                         and December 31, 2001................................ 5

         Statements of Operations for the Three Months
                         Ended March 31, 2002 and 2001 (unaudited)............ 6

         Statement of Shareholders' Equity for the
                         Three Months Ended March 31, 2002 (unaudited)........ 7

         Statements of Cash Flows for the Three
                         Months Ended March 31, 2002 and 2001 (unaudited)..... 8

         Notes to the Financial Statements (unaudited)........................ 9


Item 2.  Management's Discussion and Analysis of Financial
                         Condition and Results of Operations................. 17


Item 3.  Quantitative and Qualitative Disclosures about Market Risk.......... 21


Part II. Other Information


Item 1.  Legal Proceedings................................................... 22


Item 2.  Changes in Securities and Use of Proceeds........................... 22


Item 3.  Defaults Upon Senior Securities..................................... 22


Item 4.  Submission of Matters to a Vote of Security Holders................. 22


Item 5.  Other Information................................................... 22


Item 6.  Exhibits and Reports on Form 8-K.................................... 23

         (a) Exhibits........................................................ 22

         (b) Reports on Form 8-K............................................. 23

         Signatures.......................................................... 23

Part I. Financial Information

Item 1. Financial Statements

     Attached are the following unaudited financial statements of Primecore Mortgage Trust, Inc. (the "Company"):

     (1)  Balance Sheets as of March 31, 2002, and December 31, 2001 (unaudited)

     (2) Statements of Operations for the Three Months ended March 31, 2002 and 2001 (unaudited)

     (3) Statement of Shareholders' Equity for the Three Months ended March 31, 2002 (unaudited)

     (4) Statements of Cash Flows for the Three Months ended March 31, 2002 and 2001 (unaudited)

     (5)  Notes to Financial Statements (unaudited)

     The financial statements referred to above should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2001 as filed with the Securities and Exchange Commission in our Annual Report on Form 10-K filed March 30, 2002.

                                               PRIMECORE MORTGAGE TRUST, INC.

                                                      BALANCE SHEETS
                                         As of March 31, 2002 and December 31, 2001
                                                       (unaudited)


                                                                              March 31, 2002    December 31, 2001
                                                                        --------------------- --------------------
ASSETS:
Investments in real estate under development............................      $  120,857,218       $  131,759,510
Investments in real estate under development by affiliates..............          40,829,324           40,237,961
Investments in real estate held for sale................................          24,904,451           18,952,063
Cash and cash equivalents...............................................               1,748            2,706,204
Other assets, net.......................................................             218,600              408,905
                                                                        --------------------- --------------------
     Total assets.......................................................      $  186,808,341       $  194,064,643
                                                                        ===================== ====================

LIABILITIES AND SHAREHOLDERS' EQUITY:
Notes payable...........................................................      $   14,948,388       $   17,312,526
Secured line of credit..................................................          14,862,249           15,000,000
Accrued expenses and other..............................................             194,623            1,232,022
Preferred stock dividends payable.......................................           1,921,679            1,903,928
Payable to affiliate....................................................              24,345               31,193
                                                                        --------------------- --------------------
     Total liabilities..................................................          31,951,284           35,479,669
                                                                        --------------------- --------------------

SHAREHOLDERS' EQUITY:
Preferred stock: par value $0.01, 40,000,000 shares authorized;
   21,959,845 and 21,633,864 shares issued and outstanding at
   March 31,2002, and December 31, 2001, respectively; entitled to $10 per share in liquidation before any distributions to common
   liquidation before any distributions to common.......................         219,417,778          216,157,968
Common stock:  par value $0.01, 10,000,000 shares authorized; 100 shares issued and outstanding at March 31, 2002, and December 31,
   2001, respectively                                                                      1                    1
Retained deficit........................................................         (64,560,722)         (57,572,995)
                                                                        --------------------- --------------------
     Total shareholders' equity.........................................         154,857,057          158,584,974
                                                                        --------------------- --------------------
     Total liabilities and shareholders' equity.........................      $  186,808,341       $  194,064,643
                                                                        ===================== ====================



                              The accompanying notes are an integral part of these statements.

                                               PRIMECORE MORTGAGE TRUST, INC.

                                                      BALANCE SHEETS
                                         As of March 31, 2002 and December 31, 2001
                                                       (unaudited)

                                                                                    Three Months      Three Months
                                                                                           Ended             Ended
                                                                                   March 31,2002     March 31,2001
                                                                                ----------------- -------------------
REVENUES:
Income from completed real estate development (including $600,000 and $0 from affiliates for the three months ended March 31, 2002
   and 2001, respectively.............................                              $  1,655,530      $ 3,978,796
Other   ..............................................                                        --               81
                                                                                ----------------- -----------------
     Total revenues...................................                                 1,655,530        3,978,877
                                                                                ----------------- -----------------

EXPENSES:
Management fees paid to an affiliate..................                                 2,658,152         3,122,154
Provision for impairment of investments in real
     estate...........................................                                   145,782                --
General, administrative and other.....................                                   105,505            44,658
                                                                                ----------------- -----------------
     Total expenses...................................                                 2,909,439         3,166,812
                                                                                ----------------- -----------------

     Net income (loss)................................                                (1,253,909)          812,065
     Preferred stock dividends........................                                (5,733,818)       (5,951,458)
                                                                                ----------------- -----------------
     Net loss allocable to common.....................                             $  (6,987,727)     $ (5,139,393)
                                                                                ================= =================

Basic and diluted net loss per common share...........                               $   (69,877)     $    (51,394)
                                                                                ================= =================

Basic and diluted weighted-average shares outstanding.                                       100              100
                                                                                ================= =================

                              The accompanying notes are an integral part of these statements.

                                               PRIMECORE MORTGAGE TRUST, INC.

                                                      BALANCE SHEETS
                                         As of March 31, 2002 and December 31, 2001
                                                       (unaudited)

                                                                                        Retained
                                             Preferred Stock         Common Stock       Deficit           Total
                                             ---------------         ------------       --------          -----
                                          Shares        Amount      Shares   Amount
                                          ------        ------      ------   ------

Shareholders' equity at
   December 31, 2001................. 21,633,864   $216,157,968       100     $ 1   $(57,572,995)     $158,584,974
Issuance of preferred stock..........    448,596      4,485,960        --      --            --          4,485,960
Issuance of preferred stock under
   dividend reinvestment plan........    105,914      1,059,140        --      --            --          1,059,140
Redemption of preferred stock........   (228,529)    (2,285,290)       --      --            --         (2,285,290)
Dividends to preferred
   shareholders......................         --             --        --      --     (5,733,818)       (5,733,818)
Net loss.............................         --             --        --      --     (1,253,909)       (1,253,909)
                                      -----------------------------------------------------------------------------
Shareholders' equity at
   March 31, 2002.................... 21,959,845   $219,417,778       100     $ 1   $(64,560,722)     $154,857,057
                                      =============================================================================


                              The accompanying notes are an integral part of these statements.

                                               PRIMECORE MORTGAGE TRUST, INC.

                                                      BALANCE SHEETS
                                         As of March 31, 2002 and December 31, 2001
                                                       (unaudited)



                                                                                   Three Months         Three Months
                                                                                          Ended                Ended
                                                                                  March 31,2002        March 31,2001
                                                                           -------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss).........................................................          $(1,253,909)          $ 812,065
Adjustments to reconcile net income (loss) to net cash (used in) provided by operations;
     Provision for impairment of investments in real estate                             145,782
     (Decrease) increase in accrued expenses, bank overdraft and other....           (1,037,399)          (1,377,268)
     (Decrease) increase in payable to affiliate..........................               (6,848)           2,197,475
     Decrease (increase) in other assets, net.............................              190,305               52,784
                                                                           ------------------------------------------
          Net cash (used in) provided by operating activities.............           (1,962,069)           1,685,056
                                                                           ------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Investments in real estate under development......................           (6,289,797)         (24,407,892)
        Investments in real estate under development by affiliates........           (3,546,747)          (2,313,483)
        Return of investments in real estate under development............           11,096,919           20,110,477
        Return of investments in real estate under development by
               affiliates.................................................            2,955,384            4,887,993
                                                                           ------------------------------------------
          Net cash provided by (used in) investing activities.............            4,215,759           (1,722,905)
                                                                           ------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from sales of preferred stock, net of offering costs.....            4,485,960           11,241,520
        Redemptions of preferred stock....................................           (2,285,290)          (2,037,080)
        Issuance of notes payable.........................................              662,000            5,564,700
        Repayment of notes payable........................................           (3,177,800)         (12,754,219)
        Additions to notes payable from reinvested interest...............              151,661              278,237
        (Payments) borrowings on secured line of credit...................             (137,751)           1,947,845
        Payment of preferred stock dividends..............................           (4,656,927)          (4,129,934)
                                                                           ------------------------------------------
        Net cash  (used in) provided by financing activities..............           (4,958,146)             111,069
                                                                           ------------------------------------------

        Net increase (decrease) in cash and cash equivalents..............           (2,704,456)              73,220
        Beginning cash and cash equivalents...............................            2,706,204                 --
                                                                           ------------------------------------------

        Ending cash and cash equivalents..................................         $      1,748              $73,220
                                                                           ==========================================
Cash paid for interest, net of amounts capitalized of $741,880 and
   $1,278,450, for the three months ended March 31, 2002, and 2001,
   respectively                                                                     $      --            $      --
                                                                           ==========================================
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
   AND FINANCING ACTIVITIES:
Reinvested Preferred Stock dividends                                                  1,059,140           1,708,300


                              The accompanying notes are an integral part of these statements.

                         PRIMECORE MORTGAGE TRUST, INC.

                        NOTES TO THE FINANCIAL STATEMENTS
                    For the three months ended March 31, 2002
                                   (unaudited)


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

At March 31, 2002, there were 100 shares of common stock outstanding, all held by William Whitlow, Susan Fox and Michael Rider, who are employees and officers of our manager. Ms. Fox owns all of the stock of our manager.

The 21,959,845 and 21,633,864 shares of Preferred Stock outstanding as of March 31, 2002 and December 31, 2001, respectively rank senior to our common stock as to dividends and liquidation rights. The shares are convertible into, and have voting rights equal to, the same number of shares of our common stock. We will not pay any dividends to the holders of the common stock so long as any Preferred Stock is outstanding.

Preferred stock dividends are paid monthly in arrears and were $0.26 per share (based on weighted average preferred shares outstanding of 21,843,214) for the three months ended March 31, 2002, compared with $0.29 per share (based on weighted average preferred shares outstanding of 20,698,831) for the three months ended March 31, 2001. The terms of our dividend reinvestment plan permit our shareholders to reinvest dividends in additional shares of Preferred Stock, currently at $10 per share.

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

We sell our stock through private placement and have closed three private placements since our inception issuing 24,466,291 shares at $10.00 per share. Under our current private placement for 20,000,000 shares of Preferred Stock we have issued 888,700 shares at $10 per share as of March 31, 2002. We use the proceeds from issuance of our Preferred Stock primarily to fund additional loans and also for working capital purposes.

                         PRIMECORE MORTGAGE TRUST, INC.

                        NOTES TO THE FINANCIAL STATEMENTS
                    For the three months ended March 31, 2002
                                   (unaudited)

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

Other. In addition, we are subject to other significant business and financial risks, including but not limited to liquidity, the prevailing market for residential real estate, interest rates, dependence on our manager, timely completion of projects, lack of borrower diversification, and potential environmental matters relating to properties on which we have made loans. For additional information see Risk Factors set forth in our Form 10-K dated March 30, 2002.

Retained Deficit

We had a retained deficit as of March 31, 2002 and December 31, 2001 because we pay dividends to the holders of our Preferred Stock based on our taxable income, in accordance with REIT requirements. Our taxable income differs from income measured in accordance with generally accepted accounting principles in the United States due to timing differences in the recognition of income from our investments in real estate. See Income Taxes in Note 2 below. These dividend distributions are expected to be matched by revenues from completed real estate projects in future periods, as described in Note 2 and 3.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

The accompanying unaudited financial statements present the financial position of the Company as of March 31, 2002, and December 31, 2001, and the results of operations and cash flows of the Company for the three months ended March 31, 2002 and 2001. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position and results of operations of the Company as of March 31, 2002 and for the period then ended.

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

Investments in Real Estate under Development and Investments in Real Estate under Development by Affiliates

All of our loans are initially classified for financial reporting purposes as investments in real estate under development or investments in real estate under development by affiliates (Notes 3 and 4). Such investments include capitalized interest and are stated at the lower of cost or net realizable value. Management conducts a review for impairment on an investment-by-investment basis whenever events or changes in circumstances indicate that the carrying amount of an investment may not be recoverable. An impairment is recognized when estimated expected future cash flows (undiscounted and without interest charges), typically from the sale of a completed property, are less than the carrying amount of the investment, which does not include accrued interest and points.

                         PRIMECORE MORTGAGE TRUST, INC.

                        NOTES TO THE FINANCIAL STATEMENTS
                    For the three months ended March 31, 2002
                                   (unaudited)

The estimation of expected future net cash flows is inherently uncertain and relies to a considerable extent on assumptions regarding current and future economic and market conditions. If, in future periods, there are changes in the estimates or assumptions incorporated into the impairment review analysis, the changes could result in an adjustment to the carrying amount of the investments. To the extent an impairment has occurred, the excess of the carrying amount of the investment over its estimated fair value, less estimated selling costs, will be charged to income. During the three months ended March 31, 2002, we charged $145,782 to income for investments we believe are impaired compared with none during the three months ended March 31, 2001.

Investments in Real Estate Held for Sale

We may take title to property through foreclosure or be deed in lieu of foreclosure when a borrower defaults on his loan. Such arrangements cease to be loans but are accounted for in a manner similar to our investments in real estate under development and real estate under development by affiliates. Interest income for tax purposes is not accrued on investments in real estate held for sale.

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

Income Taxes

To continue to qualify as a REIT, we must currently distribute at least 90 percent of our taxable income. As a REIT, we generally will not be subject to corporate-level federal income tax on net income we distribute to our shareholders. As such, no provision for federal income taxes is included in our financial statements. Such taxes are the responsibility of the individual shareholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property and to federal income and excise taxes on our undistributed taxable income.

                         PRIMECORE MORTGAGE TRUST, INC.

                        NOTES TO THE FINANCIAL STATEMENTS
                    For the three months ended March 31, 2002
                                   (unaudited)

Our taxable income is computed as follows:


                                  Three Months Ended   Three Months Ended
                                      March 31, 2002       March 31, 2001
                                ------------------------------------------

Revenues   - Interest income          $    8,862,713           10,497,133
Operating expenses                        (3,398,718)          (4,417,283)
Loan losses                                 (179,593)                  --
                                ------------------------------------------
                                ------------------------------------------

   Income before dividends                 5,284,402            6,079,850
   Dividend expense                       (5,733,818)          (5,951,458)
                                ------------------------------------------

   Taxable (loss) income........       $    (449,417)       $     128,392
                                ==========================================

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

Net Income (Loss) Per Share of Common Stock

Per share amounts for our common stock are computed using the weighted average common shares outstanding during the period. Net income (loss) used in the calculation is reduced by dividends owed to preferred shareholders. The diluted weighted average common shares outstanding include the dilutive effect of stock options and other common stock equivalents. There are currently no stock options or other dilutive common stock equivalents, and as a result, the basic and diluted weighted average common shares outstanding for the three months ended March 31, 2002 and 2001, are the same and are 100 shares.

New Accounting Pronouncement

In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121,"Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of" among other existing authoritative literature. We are required to and have adopted SFAS No. 144 in the first quarter of fiscal 2002 which did not have a significant effect on our financial position, results of operations and cash flows in the current period.

3.   INVESTMENTS IN REAL ESTATE UNDER DEVELOPMENT:

We make loans with maturity dates generally ranging from 12 to 18 months. For financial reporting purposes, we account for our loans as investments. Investments in real estate under development represent funds advanced in cash plus capitalized interest on arrangements in effect at any particular time. Since real estate under development generates no operating income, we do not accrue any income for financial reporting purposes until the sale or refinancing of a property. The income that we ultimately realize is based upon the terms of

                         PRIMECORE MORTGAGE TRUST, INC.

                        NOTES TO THE FINANCIAL STATEMENTS
                    For the three months ended March 31, 2002
                                   (unaudited)

the construction mortgage loan. During the three months ended March 31, 2002, fixed interest rates on loans outstanding ranged from 11 percent to 13 percent. In the case of loans on which the borrower defaulted, the interest rate charged during the period of default was an additional 5 percent over the note rate. In addition, we charged points, which were typically 4 percent of the borrowed amount during that same period.

                         PRIMECORE MORTGAGE TRUST, INC.

                        NOTES TO THE FINANCIAL STATEMENTS
                    For the three months ended March 31, 2002
                                   (unaudited)

The following table summarizes our portfolio of investments in real estate under development at March 31, 2002:

                        Maturity      Commitment         Carrying       Deferred
  Location - County        Dates          Amount           Amount         Income
-------------------  ------------  --------------  --------------  -------------

  Alameda            12/02-04/03     $ 6,894,000      $ 1,482,824     $  894,668
  Contra Costa       05/02-05/02       5,610,000        4,668,141      1,058,204
  Marin              06/01-01/03      30,340,000       19,234,657      6,265,172
  Monterey           05/02-12/03      19,500,000       10,584,630      2,923,122
  Napa                     08/02       4,750,000        2,424,147        876,224
  San Francisco      01/02-10/02      26,935,000       16,189,220      6,006,637
  San Mateo          02/02-10/02      52,761,140       28,563,384      8,312,530
  Santa Clara        06/01-08/02      60,840,000       30,868,155     13,713,547
  Santa Cruz               06/01       6,750,000        5,008,490      1,946,263
  Sonoma                   09/01       6,585,000        1,833,570      1,285,882
                                   --------------  --------------  -------------
                                    $220,965,140    $ 120,857,218    $43,282,249
                                   ==============  ==============  =============

Earned but unrecognized interest and points on loans outstanding at March 31, 2002 totaled $43,282,249 compared with $39,667,545 at December 31, 2001. These amounts will be recognized as income from completed real estate development upon the sale or refinancing of the underlying property. During the three months ended March 31, 2002, we capitalized $550,513 of interest expense to investments in real estate under development.

We will fund unfunded commitments on existing loans from the repayment of other loans, borrowings on our line of credit (Note 7), issuance of short-term notes payable or issuance of additional preferred stock. We believe we will have adequate sources of capital to fund these commitments when and as they become due.

As of March 31, 2002, we had loans with a carrying amount of $11,552,595, which had not been paid by their stated maturity dates and which we do not intend to extend compared with $19,218,517 at December 31, 2001. These loans are accruing interest at the default rate, which is 5 percent higher than the note rate. Additionally, at March 31, 2002, we had recorded notices of default on loans with a carrying amount of $16,653,807 compared with $14,293,382 at December 31, 2001. Recording a notice of default begins the process of foreclosure. In many cases we expect the borrower will have sufficient time to either sell or refinance the property before the foreclosure period expires. All loans for which a notice of default has been recorded are charged interest at the default rate.

4.   INVESTMENTS IN REAL ESTATE UNDER DEVELOPMENT BY AFFILIATES:

We have also made loans to affiliates of our manager acting as the developer. These arrangements are accounted for in a manner identical to that described in
Note 3 above. The following table summarizes our portfolio of investments in real estate under development by affiliates at March 31, 2002:

                        Maturity      Commitment         Carrying       Deferred
  Location - County        Dates          Amount           Amount         Income
-------------------  ------------  --------------  --------------  -------------

  San Mateo          01/03-04/03     $ 14,200,000    $  8,852,234   $  2,586,812
  Santa Clara        12/01-03/03       56,125,000      31,977,090     13,475,636
                                   --------------  --------------  -------------

                                     $ 70,325,000    $ 40,829,324   $ 16,062,448
                                   ==============  ==============  =============

                         PRIMECORE MORTGAGE TRUST, INC.

                        NOTES TO THE FINANCIAL STATEMENTS
                    For the three months ended March 31, 2002
                                   (unaudited)

Earned but unrecognized interest and points on loans outstanding at March 31, 2002 totaled $16,062,448 compared with $14,863,787 at December 31, 2001. Such amounts will be recognized as income from completed real estate development upon the sale or refinancing of the underlying property. During the three months ended March 31, 2002, we capitalized $140,799 of interest expense to investments in real estate under development by affiliates.

5.   INVESTMENT IN REAL ESTATE HELD FOR SALE:

As of March 31, 2002, we held title to twelve properties received through foreclosure or by deed in lieu of foreclosure. The following table summarizes investments in real estate held for sale at December 31, 2001:

                                      Commitment         Carrying       Deferred
  County                  Number          Amount           Amount         Income
-------------------  ------------  --------------  --------------  -------------
Alameda                       2      $ 14,365,000    $  4,794,385   $  1,534,602
Marin                         5        14,666,000       8,664,909      3,731,551
San Mateo                     2         3,375,000       2,579,307        588,152
Santa Clara                   3        11,235,000       8,862,851      2,368,822
                     ------------  --------------  --------------  -------------
     Total                   12      $ 43,641,000    $ 24,901,452   $  8,223,127
                                   ==============  ==============  =============

These properties were initially recorded at their existing carrying amount and are in various stages of construction and some are complete. During the three months ended March 31, 2002, we capitalized $85,929 of interest expense to investments in real estate under development. They will be sold in the manner which we believe maximizes their value to us.

During the three months ended March 31, 2002, we sold one property with the following results:

     Net sales proceeds                                   $ 920,955
     Carrying amount                                        843,258
                                                     ---------------
                                                     ---------------
          Total income reported                           $  77,697
                                                     ===============


6.   NOTES PAYABLE:

We had unsecured borrowings of $14,948,387 at March 31, 2002 compared with $17,312,526 at December 31, 2001 on notes issued to accredited investors through private placements. These notes have varying maturities of up to two years from the date of issuance and bear interest at fixed rates between 9 and 12.5 percent

                         PRIMECORE MORTGAGE TRUST, INC.

                        NOTES TO THE FINANCIAL STATEMENTS
                    For the three months ended March 31, 2002
                                   (unaudited)

with interest payable monthly in arrears. We may call these notes at our option before their stated maturity. As of March 31, 2002, we estimate that the carrying amounts of our notes payable approximate their fair value based on current borrowing rates available to us. The following table summarizes the maturities of our notes payable at March 31, 2002:

                             Year                                       Amount
                             ------------------------------   -----------------
                             ------------------------------   -----------------

                             2002                                 $ 11,364,855
                             2003                                    3,363,533
                             2004                                      220,000

                         PRIMECORE MORTGAGE TRUST, INC.

                        NOTES TO THE FINANCIAL STATEMENTS
                    For the three months ended March 31, 2002
                                   (unaudited)

7.   LINE OF CREDIT:

We have a $15,000,000 line of credit with a commercial bank. The amount borrowed under the line of credit at March 31, 2002, was $14,862,249, compared with $15,000,000 at December 31, 2001. The line of credit is secured by our assets and guaranteed by our manager and another affiliate, carries interest at prime plus 1.50 percent (6.25 percent at March 31, 2002) and matures in May 2003. The terms of the line of credit require, among other provisions, that we maintain total equity of no less than $150,000,000, a debt to equity ratio of less than
1.5 to 1.0 and quarterly taxable income from operations of at least $500,000. We were in compliance with all covenants at March 31, 2002. We incurred loan fees and other costs of $235,169 in connection with this loan, which are included in other assets in the accompanying balance sheets and are being amortized on the effective interest method over the life of the facility. Accumulated amortization of loan fees amounted to $67,285 at March 31, 2002.

8.   TRANSACTIONS WITH AFFILIATES:

Management Fees

A management agreement dated March 30, 1999 and amended on October 1, 2000 between us and our manager provides for a monthly fee payable in arrears equal to 0.25 percent of the total commitment amount of the loans in our investments in real estate under development and in our investments in real estate under development by affiliates. For the three months ended March 31, 2002, the portfolio management fees earned by our manager were $2,658,152, compared with $3,122,154 for the three months ended March 31, 2001.

In January 2002 the Board of Directors approved a clarification to the management agreement which explicitly provided that the commitment amount of loans which had been foreclosed upon by us would be included in the calculation of the management fee. The clarification was retroactive and all previously uncharged fees totalling $160,728 were then charged in February 2002.

Payable to Affiliate

The $24,345 and $31,193 payable to affiliate at March 31, 2002 and December 31, 2001, respectively, represents short-term advances to us by our manager to facilitate our cash management.

Affiliate Loans

Loans assumed by, or made to, our affiliates represent a material portion of our investment portfolio. As of March 31, 2002, loans assumed by or made to our affiliates represented 21% of our loan commitments and 22% of the funded portion of those commitments which are the same percentages as at December 31, 2001.

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

                         PRIMECORE MORTGAGE TRUST, INC.

                        NOTES TO THE FINANCIAL STATEMENTS
                    For the three months ended March 31, 2002
                                   (unaudited)

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

The following is a summary of loans assumed by our affiliates as of March 31, 2002, categorized by loan number, project name, affiliate, commitment amount, funded amount and percentage funded. The funded balance represents the total amount advanced towards a loan. The funded amount may differ from the loan balance outstanding as a result of payments received from the sales of property secured by the loan. Also, included in the funded amount are loan fees and interest charged to the borrower, which are not reported under generally accepted accounting principles.

                                                                            Carrying           Deferred
   Loan             Project Name                   Commitment                 Amount             Income
------------------- ---------------------------------------------- ------------------ ------------------

Eprime, Inc

   Loan 2376        104 Second Street                   3,825,000            739,804            875,336
   Loan 2447        Affiliate properties               13,500,000          9,928,073          4,442,618
   Loan 2512        Affiliate properties                7,000,000            721,444          2,272,985
                                               ------------------- ------------------ ------------------

                       Total Eprime loans            $ 24,325,000         11,389,321          7,590,939
                                               =================== ================== ==================

99 Investors, LLC

   Loan 2330        Scotia Pines Subdivision          $ 4,000,000                 --            598,016
   Loan 2404        7 Lots, Los Altos Nursery          12,800,000         11,114,951          2,799,513
   Loan 2427        Quarry Estates - Lot 13             5,000,000          3,182,075            843,147
   Loan 2428        Quarry Estates - Lot 15             5,000,000          3,543,430            842,758
   Loan 2429        Quarry Estates - Lot 16             5,000,000          2,747,313            801,263
   Loan 2455        91 Fleur Place                      7,100,000          4,556,657          1,436,560
   Loan 2469        37 Euclid                           7,100,000          4,295,577          1,150,252
                                               ---------------------------------------------------------

                       Total 99 Investors            $ 46,000,000         29,440,003          8,471,509
                                               =================== ================== ==================

The loans assumed by Eprime, Inc. are secured by the remaining properties in a series of projects where Windy Hill Associates, a California corporation, was the original borrower. In November 1999 the sole shareholder of Windy Hill

                         PRIMECORE MORTGAGE TRUST, INC.

                        NOTES TO THE FINANCIAL STATEMENTS
                    For the three months ended March 31, 2002
                                   (unaudited)

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

Loan no. 2330 was assumed in September 1999 by 99 Investors, LLC is secured by a junior deed of trust on property originally to be developed by Windy Hill Associates.

Loan no. 2404 was made to 99 Investors, LLC in September 1999. Repayment is secured by a single junior deed of trust on 7 lots in Los Altos, California. The loan is for development of 7 single-family residences. The first homes are scheduled for completion in April 2002.

Loan nos. 2427-29 were made to 99 Investors, LLC in March 2000. Repayment is secured by junior deeds of trust. The developments are single family residences in Los Altos Hills. As of March 31, 2002 two of the homes were complete and on the market. The final home is scheduled to complete in September 2002.

Loan nos. 2455 and 2469 were made to 99 Investors, LLC in April and September 2000, respectively. Repayment is secured by junior deeds of trust. The developments are single family residences in Atherton, California. Construction is scheduled for completion in October 2002, and January 2003, respectively.

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

Construction Contracts

In connection with our development of investments in real estate held for sale, we have entered into contracts with construction companies totalling $2,946,706 to complete these projects where necessary. We will make payments on these contracts as construction progresses in much the same manner we do for our investments in real estate and investments in real under development by affiliates.

                         PRIMECORE MORTGAGE TRUST, INC.

                        NOTES TO THE FINANCIAL STATEMENTS
                    For the three months ended March 31, 2002
                                   (unaudited)

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

We currently have an ongoing equity private placement offering of 20,000,000 shares of Preferred Stock at $10.00 per share. This placement was undertaken to purchase and fund additional and existing construction mortgage loans and for working capital purposes. The placement is presently scheduled to close on April 15, 2003, however we anticipate extending the closing date until all shares have been sold, at which point we may announce an additional placement.

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

Results of Operations

We recognize income from our investments only after we receive payment. All income accrued on our loans, according to our contracts with our borrowers, is deferred until after we have received payment of all amounts funded as well as the related accrued income. These payments are usually received by us only after the associated property has been sold or refinanced. Since our repayment transactions are typically large in amount yet relatively few in number, our income is subject to wide variations since the timing of even a single loan repayment can have a material impact on our revenues. In the first quarter of 2002 our loan repayments totalled $14.0 million compared with $25.0 million in the first quarter of 2001. Of the $14.0 million collected in loan repayments in the first quarter of 2002, we recorded income of $1.655 million which represents 12% of our payments. The bulk of our loan repayments, $9.25 million, received in the first quarter of 2002 came from multiple unit developments or partial loan payments where the payments reflected a return of amounts we had funded rather than the income we charged our borrowers. As more of the units sell in these multi-unit developments, we will begin to recognize the income we have accrued on these investments.

We pay management fees based on the amount of loan commitments outstanding at the end of each month. Our loan commitments averaged $333 million for the three months ended March 31, 2002 compared with $416 million for the three months ended March 31, 2001, a 20% decrease. Our management fees decreased 15% to $2.66 million from $3.12 million The reason that the management fees did not decrease by the same percentage as the decrease in the average loan commitments was due to a clarification to the management agreement which was approved by the Board of Directors in January 2002. The new language explicitly provided that the commitment amount of loans which had been foreclosed upon by us would be included in the calculation for the management fee. Because the management agreement had been silent about this issue, no fees had been charged on foreclosed loans. The Board of Directors provided that the clarification was retroactive, and all previously nonchargeable fees were then charged in February 2002.

Since December 31, 1999 all interest costs have been capitalized as a cost of our investments in real estate under development and investments in real estate under development by affiliates. Interest cost associated with our borrowings was $691,312 for the three months ended March 31, 2002, compared with $1,306,721 for the three months ended March 31, 2001. The decrease is due to a combination of a lower cost of debt, 9.4% in the first three months of 2002 compared with 11.6% in the first three months of 2001; and a lower amount of debt on our balance sheet, an average of $29.4 million in the first three months of 2002 compared with an average of $43.5 million in the first three months of 2001.

Our general and administrative and other expenses consist primarily of professional fees, directors' fees and insurance costs. General administrative and other expenses were $105,505 for the the three months ended March 31, 2002, compared with $44,658 for the the three months ended March 31, 2001. The increase relates primarily to changes in the timing of professional accounting services provided by our accountants. These changes should provide more uniformity in expenses throughout the year.

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

Sources of cash

By far, our largest source of liquidity is the repayment of our investments in real estate. As of March 31, 2002 we had $247.7 million, including accrued income, invested in real estate construction projects. Although our loans provide for specific maturity dates, in most cases we must rely on the sale of the project before can collect the amount owed. Therefore repayment is largely dependent on the health of the real estate market. We therefore keep close track of the markets where we lend in order to identify trends and make appropriate adjustments to our forecasts. In doing so, we have identified three price sectors in the markets where we lend: $2 million and under; $2 million to $5 million and over $5 million.

The market for homes under $2 million has remained strong throughout 2001 and the first quarter of 2002 with average prices actually increasing over 2000 levels. Although the average number of units sold in this sector decreased in 2001 compared with 2000, we observed an increase in unit sales in the first quarter of 2002, over average 2001 levels. Due to the scarcity of new housing opportuinities we see continued strength in this market sector which represents the expected selling price of about 32% of our investments. The middle sector, between $2 million and $5 million, weakened in 2001 compared with 2000 with average days on the market increasing, and the number of units sold decreasing by almost half of 2000 levels. Average prices did fall but by less than 1%. In the first three months of 2002 we observed an increase in unit sales for this sector, but average prices declined about 3% over 2001 levels and average days on the market increased to 165 from 114. We believe that this sector is quite price sensitive and that the increased number of unit sales in the quarter results from lower pricing as sellers are starting to adjust to market realities. About 29% of our investments are expected to sell at prices in this middle sector. The upper sector, with prices above $5 million had softened the most compared with the highs recorded in 2000. The first quarter of 2002 continued the trend we saw in 2001 with a very long marketing periods and lower prices. About 39% of our investments are expected to sell in this sector.

The longer selling periods for our investments means that our cash inflows will likely be lower than previous periods when homes were selling at a faster rate. However, due to the maturation of our loan portfolio, we have a larger number of units currently on the market or close to completion. Taking both these factors into account, we have projected that our loan repayments should be comparable to last years' results. In the first quarter our loan repayments were $14.0 million compared $25.0 million for the first three months of 2001. Most of that difference results from a small difference in the timing of some rather large repayments. Because we have a relatively low number of transactions with large amounts, changes in the timing of a couple of transactions can cause large variations in period results. We received repayment of three of our investments in the first week of April, 2002 totalling approximately $8 million which would have made a big difference in our results had they occurred one week earlier. For this reason, and the longer transactional periods related to real estate, we examine trends and results over longer periods of time and are not as concerned with quarter to quarter performance.

Our liquidity is also enhanced through sales of our Preferred Stock and issuance of notes payable to investors. Our Preferred Stock is sold through private placements which are continuous and ongoing. For the three months ended March 31, 2002 we sold 449 thousand shares of Preferred Stock for proceeds of $4.49 million compared with 1.12 million shares for proceeds of $11.2 million for the three months ended March 31, 2001. Of the stock sold in 2001, approximately 700 thousand shares for proceeds of approximately $7 million were sold in exchange for Short Term Notes held previously by investors.

We continue to issue notes payable on a limited basis, however they are not a primary source of our liquidity. During the three months ended March 31, 2002 we issued $662,000 in notes compared with $5,564,600 for the three months ended March 31, 2001. Our current plan is to maintain our existing notes payable balances at their current levels both through extension of existing notes and issuance of new notes to replace maturities of existing notes.

Uses of Cash

The following table sets forth the timing and amount of our obligations through December 2003:

                                                     Remainder
   Obligation                         Total            of 2002             2003
  --------------------------  --------------    ---------------   --------------

  Investment fundings          $ 37,000,000       $ 20,000,000      $ 17,000,000
  Line of credit                 15,000,000                 --        15,000,000
  Short term notes payable       15,000,000         11,400,000         3,600,000
  Dividend payments              40,000,000         15,000,000        20,000,000
                              --------------    ---------------   --------------

  Total                        $107,000,000       $ 46,400,000      $ 55,600,000
                              ==============    ===============   ==============

Investment fundings are our largest use of our cash. At January 1, 2002 we had an unfunded loan commitment obligation of approximately $45 million. We funded approximately $9.7 million of that amount in the first three months of 2002. The exact timing of the remaining amount of investment fundings is dependent on several factors including weather, governmental regulation and developer related issues, so the timing of investment fundings in the above table is an estimate based on information available to us at this time.

Our line of credit was extended in December 2001 to May 2003. We expect to gradually decrease the outstanding balance of the line to provide us with more liquidity and more flexibility in finacing our contractual commitments.

As stated above, our plan is to maintain our existing notes payable balances at their current levels both through extension of existing notes and issuance of new notes to replace maturities of existing notes. In the first quarter of 2002 we extended approximately $10 million in notes payable, paid approximately $3.2 million and issued $662,000 in new notes. We continue to offer notes to investors who but at a greatly reduced level. We believe that the market for notes will continue to exist at a price which affords our shareholders the benefit of some leverage while allowing us to maintain much desired capital.

Although dividend payments are not contractual obligations we have included their impact on our liquidity since they are a fundamental component of our business. In order to maintain our REIT status, we must distribute dividends equal to at least 90% of our taxable income which causes us to distribute earnings before they are recognized for financial reporting purposes. This creates a retained deficit which we expect to recover as our loans are paid. Failure to meet the dividend distribution requirements would jeopardize our REIT status and could substantially reduce the rate of return we pay to our shareholders.

In addition to the above, we expect to pay management fees to our manager as described under Results of Operations above, and make periodic payments of interest on our short term notes payable based upon balances outstanding.

We continue to redeem Preferred Stock. In the three months ended March 31, 2002 we paid $2.285 million to preferred stockholders representing 228,500 shares compared with $2.037 million paid representing 203,700 shares in the three months ended March 31, 2001. We began the year with outstanding redemption requests of $38.0 and with new requests received, redemption payments made and redemption cancellations, requests were still approximately $38.0 million. We have allocated a larger portion of our cash inflows to make redemption payments and will make these payments as we receive cash from our loan repayments. While redemptions are not a contractual obligation, we intend to continue to address redemption requests in accordance with our redemption policy and to continue to evaluate and determine our redemption policy in the best interests of the Company and its shareholders.

Critical Accounting Policies and Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations covers our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to the valuation of our assets and liabilities. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies, among others, affect the more significant judgments and estimates used in the preparation of its consolidated financial statements.

Valuation and Realizability of Investments. All of our loans are classified for financial reporting purposes as investments in real estate under development or investments in real estate under development by affiliates (see Notes 3 and 4 to the financial statements). We have foreclosed on some loans that are classified as investments in real estate held for sale (Note 5). Such investments include capitalized interest and are stated at the lower of cost or net realizable value. Management conducts a review for impairment on an investment-by-investment basis whenever events or changes in circumstances indicate that the carrying amount of an investment may not be recoverable. An impairment is recognized when estimated expected future cash flows (undiscounted and without interest charges), typically from the sale of a completed property, are less than the carrying amount of the investment, plus estimated costs to complete. The estimation of expected future net cash flows is inherently uncertain and relies to a considerable extent on assumptions regarding current and future economics and market conditions. If, in future periods, there are changes in the estimates or assumptions incorporated into the impairment review analysis, the changes could result in an adjustment to the carrying amount of the investments. To the extent an impairment has occurred, the excess of the carrying amount of the investment over its estimated fair value, less estimated selling costs, will be charged to income. In accordance with this policy, we recorded a provision for impairment of investments in real estate under development totaling $145,782 in the three months ended March 31, 2002. We believe that all of our investments are carried at realizable values, however conditions may change and cause our loans to decline in value in a future period.

Loan Accounting. We have applied the guidance of AICPA Practice Bulletin 1, Purpose and Scope of AcSEC Practice Bulletins and Procedures for Their Issuance,
Exhibit I in accounting for our investment loans as real estate acquisition, development, or construction (ADC) arrangements. In accordance with the ADC accounting rules, we do not accrue income for interest and points on our loans until the sale or refinancing of a property. Revenue from interest and points is recognized as cash is received from the sale or refinancing of such properties. Loans are classified as investments in real estate under development or investments in real estate under development by affiliates and investments in real estate held for sale (see Notes 3, 4 and 5 to the financial statements) and include amounts funded under the loan agreements and capitalized interest expense. If our loans qualified as loans under GAAP, interest and points would be recognized in income as earned instead of at the time of sale of the underlying property.

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

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

(a)  Not Applicable.

(b)  Not Applicable.

(c)  Sales of Equity Securities.

Between January 1, 2002 and March 31, 2002, we sold and issued 448,596 shares of our Class A Convertible Preferred stock. Purchasers of such Class A Convertible Preferred stock paid $10 per share.

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

Dated:   May 9, 2002                  /s/ SUSAN FOX
                                       -------------
                                       Susan Fox, President


Dated:   May 9, 2002                  /s/ MICHAEL RIDER
                                       -----------------
                                       Michael Rider, Chief Financial Officer


Dated:   May 9, 2002                  /s/ WILLIAM E. WHITLOW
                                       ----------------------
                                       William E. Whitlow, Chairman of the Board

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                 DESCRIPTION OF EXHIBIT

11.1                   Statement regarding computation of per share earnings