Form 10-Q
period 2002-06-30
PRIMECORE MORTGAGE TRUST INC
filed 2002-08-27
CIK 1086670

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

         The number of shares of convertible preferred stock outstanding as of June 30, 2002 was 22,213,574. The number of shares of common stock outstanding as of June 30, 2002 was 100.

Table of Contents

  Part I.   Financial Information


Item 1.     Financial Statements (unaudited).................................. 3


            Balance Sheets as of June 30, 2002 (unaudited) and
            December 31, 2001................................................. 4

            Statements of Operations for the Three Months and
            Six Months Ended June 30, 2002 and 2001 (unaudited)............... 5

            Statement of Shareholders' Equity for the Six Months
            Ended June 30, 2002 (unaudited)................................... 6

            Statements of Cash Flows for the Six Months Ended
            June 30, 2002 and 2001 (unaudited)................................ 7

            Notes to the Financial Statements (unaudited)..................... 8


Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations.............................. 17


Item 3.     Quantitative and Qualitative Disclosures about Market Risk....... 21


Part II.    Other Information


Item 1.     Legal Proceedings................................................ 23


Item 2.     Changes in Securities and Use of Proceeds........................ 23


Item 3.     Defaults Upon Senior Securities.................................. 23


Item 4.     Submission of Matters to a Vote of Security Holders.............. 23


Item 5.     Other Information................................................ 23


Item 6.     Exhibits and Reports on Form 8-K................................. 23

            (a) Exhibits..................................................... 24

            (b) Reports on Form 8-K.......................................... 24

            Signatures....................................................... 24

Part I. Financial Information

Item 1. Financial Statements

     Attached are the following financial statements of Primecore Mortgage Trust, Inc. (the "Company"):

     (1)  Balance Sheets as of June 30, 2002 (unaudited), and December 31, 2001

     (2) Statements of Operations for the Three Months and Six Months ended June 30, 2002 and 2001 (unaudited)

     (3) Statement of Shareholders' Equity for the Six Months ended June 30, 2002 (unaudited)

     (4) Statements of Cash Flows for the Six Months ended June 30, 2002 and 2001 (unaudited)

     (5)  Notes to Financial Statements (unaudited)

         The financial statements referred to above should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2001 as filed with the Securities and Exchange Commission in our Annual Report on Form 10-K filed on March 30, 2002.

                                        PRIMECORE MORTGAGE TRUST, INC.

                                                BALANCE SHEETS
                           As of June 30, 2002 (unaudited) and December 31, 2001




                                                                                                December 31, 2001
                                                                               June 30, 2002        (as restated)

                                                                        --------------------- --------------------
ASSETS:
Investments in real estate under development............................      $  114,474,090       $  131,759,510
Investments in real estate under development by affiliates..............          33,600,333           30,769,822
Investments in real estate held for sale................................          25,688,419           18,952,063
Cash and cash equivalents...............................................           1,325,311            2,706,204
Other assets, net.......................................................             146,324              408,905
                                                                        --------------------- --------------------
        Total assets....................................................      $  175,234,477        $ 184,596,504
                                                                        ===================== ====================

LIABILITIES AND SHAREHOLDERS' EQUITY:
Notes payable...........................................................      $   13,404,419        $  17,312,526
Secured line of credit..................................................          14,999,975           15,000,000
Accrued expenses and other..............................................             200,147            1,232,022
Preferred stock dividends payable.......................................           1,948,559            1,903,928
Payable to affiliate....................................................             114,748               31,193
                                                                        --------------------- --------------------
        Total liabilities...............................................          30,667,848           35,479,669
                                                                        --------------------- --------------------

SHAREHOLDERS' EQUITY:
Preferred stock: par value $0.01, 40,000,000 shares authorized;
   22,213,574 and 21,633,864 shares issued and outstanding at
    June 30,2002, and December 31, 2001, respectively; entitled to $10
   per share in liquidation before any distributions to common..........         221,955,068          216,157,968
Common stock:  par value $0.01, 10,000,000 shares authorized; 100 shares issued and outstanding at June 30, 2002, and December 31,
   2001, respectively...................................................                   1                     1
Retained deficit........................................................         (77,388,440)         (67,041,134)
                                                                        --------------------- --------------------
        Total shareholders' equity......................................         144,566,629          149,116,835
                                                                        --------------------- --------------------
        Total liabilities and shareholders' equity......................      $  175,234,477          184,596,504
                                                                        ===================== ====================



                           The accompanying notes are an integral part of these statements.

                                       PRIMECORE MORTGAGE TRUST, INC.

                                         STATEMENTS OF OPERATIONS
                           For the three months ended June 30, 2002 and 2001 and
                              For the six months ended June 30, 2002 and 2001
                                                (unaudited)


                                                         Three Months      Three Months         Six Months         Six Months
                                                                Ended             Ended              Ended              Ended
                                                        June 30, 2002     June 30, 2001      June 30, 2002      June 30, 2001
                                                     ----------------- -----------------  ----------------- ------------------
REVENUES:
Income from completed real estate development
   (including $500,000, $1,100,000, $0 and $0
   from affiliates for the three and six months
   ended June 30, 2002 and 2001 respectively)........  $    6,182,996    $    2,742,380     $    7,838,526     $    6,721,176
Other   .............................................          61,957                --             61,957                 81
                                                     ----------------- -----------------  ----------------- ------------------
        Total revenues...............................       6,244,953         2,742,380          7,900,483          6,721,257
                                                     ----------------- -----------------  ----------------- ------------------

EXPENSES:
Management fees paid to an affiliate.................       2,450,403         2,989,063          5,108,555          6,111,217
Provision for impairment of investments in real
   estate............................................       1,327,534                --          1,473,316                 --
General, administrative and other....................          62,852           225,053            168,357            269,711
                                                     ----------------- -----------------  ----------------- ------------------
        Total expenses...............................       3,840,789         3,214,116          6,750,228          6,380,928
                                                     ----------------- -----------------  ----------------- ------------------
        Net income (loss)............................       2,404,164          (471,736)         1,150,255            340,329
        Preferred stock dividends....................      (5,763,743)       (6,126,847)       (11,497,561)       (12,078,306)
                                                     ----------------- -----------------  ----------------- ------------------
        Net loss allocable to common.................     $(3,359,579)     $ (6,598,583)      $(10,347,306)      $(11,737,977)
                                                     ================= =================  ================= ==================
Basic and diluted net loss per common share..........       $ (33,596)      $   (65,986)        $ (103,473)       $  (117,380)
                                                     ================= =================  =================  =================
Basic and diluted weighted-average shares outstanding.            100               100                100                100
                                                     ================= =================  =================  =================






                              The accompanying notes are an integral part of these statements.

                                          PRIMECORE MORTGAGE TRUST, INC.

                                        STATEMENT OF SHAREHOLDERS' EQUITY
                                     For the six months ended June 30, 2002
                                                   (unaudited)

                                                                                            Retained
                                                Preferred Stock          Common Stock        Deficit          Total
                                                ---------------          ------------       --------          -----
                                            Shares           Amount      Shares  Amount
                                            ------           ------      ------  ------
Shareholders' equity at
   December 31, 2001 (as restated)...     21,633,864      $216,157,968    100     $ 1     $(67,041,134)    $149,116,835
Issuance of preferred stock..........        940,148         9,401,480     --      --               --        9,401,480
Issuance of preferred stock under
   dividend reinvestment plan........        206,644         2,066,440     --      --               --        2,066,440
Redemption of preferred stock........       (567,082)       (5,670,820)    --      --               --       (5,670,820)
Dividends to preferred
   shareholders......................             --                --     --      --      (11,497,561)     (11,497,561)
Net income...........................             --                --             --        1,150,255        1,150,255
                                      ----------------------------------------------------------------------------------
Shareholders' equity at
   June 30, 2002.....................     22,213,574      $221,955,068    100     $ 1     $(77,388,440)    $144,566,629
                                      ==================================================================================









                              The accompanying notes are an integral part of these statements.

                                          PRIMECORE MORTGAGE TRUST, INC.

                                             STATEMENTS OF CASH FLOWS
                                 For the six months ended June 30, 2002 and 2001
                                                   (unaudited)


                                                                                     Six Months           Six Months
                                                                                          Ended                Ended
                                                                                   June 30,2002         June 30,2001
                                                                           -------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income    ............................................................        $   1,150,255          $   340,329

Adjustments to reconcile net income to net cash (used in) provided by operations;
        Provision for impairment of investments in real estate............            1,473,316                   --
        (Decrease) increase in accrued expenses and other.................           (1,031,875)          (2,801,801)
        Increase (decrease)  in payable to affiliate......................               83,555              864,414
        Increase (decrease) in other assets, net..........................              262,581               84,604
                                                                           ------------------------------------------
             Net cash provided by (used in) operating activities..........            1,937,832           (1,512.454)
                                                                           ------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Investments in real estate under development......................          (22,603,744)         (36,955,548)
        Investments in real estate under development by affiliates........           (6,998,121)          (4,906,156)
        Repayment of investments in real estate under development.........           31,679,492           41,380,855
        Repayment of investments in real estate under development by
          affiliates......................................................            4,167,610            7,160,352
                                                                           ------------------------------------------
             Net cash provided by investing activities....................            6,245,237            6,679,503
                                                                           ------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from sales of preferred stock, net of offering costs.....            9,401,480           18,689,627
        Redemptions of preferred stock....................................           (5,670,820)          (5,793,780)
        Issuance of notes payable.........................................              877,000           16,335,900
        Repayment of notes payable........................................           (5,061,626)         (28,682,194)
        Additions to notes payable from reinvested interest...............              276,519              500,489
        (Repayments) borrowings on secured line of credit, net............                  (25)           2,290,362
        Payments of preferred stock dividends.............................           (9,386,490)          (8,484,053)
                                                                           ------------------------------------------
          Net cash used in financing activities...........................           (9,563,962)          (5,143,649)
                                                                           ------------------------------------------
          Net increase (decrease) in cash and cash equivalents............           (1,380,893)              23,400
          Beginning cash and cash equivalents.............................            2,706,204                  --
                                                                           ------------------------------------------
          Ending cash and cash equivalents................................          $ 1,325,311          $    23,400
                                                                           ==========================================

Cash paid for interest, net of amounts capitalized of $1,359,872 and
   $2,608,296, for the six months ended June 30, 2002, and 2001,
   respectively                                                                     $        --          $        --
                                                                           ==========================================
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING
   ACTIVITIES:
Reinvested Preferred Stock dividends                                              $   2,066,440        $   3,438,760


                             The accompanying notes are an integral part of these statements.

1.   ORGANIZATION AND BUSINESS:

Organization

Primecore Mortgage Trust, Inc., a Maryland corporation, was formed on March 18, 1999 (date of inception) and commenced operations effective May 1, 1999 as a real estate investment trust (REIT). We are engaged in the business of funding and holding short-term construction mortgage loans secured by residential real property, as well as land acquisition and development loans secured by undeveloped real property, located in the greater San Francisco Bay Area. We are managed by Primecore Funding Group, Inc., an affiliated California corporation located in Menlo Park, California. Our manager, or another affiliate, Primecore Properties, Inc., originates and services the construction mortgage loans we invest in for a monthly management fee.

Capitalization

We have authorized 50,000,000 shares of capital stock with a $0.01 par value; 40,000,000 shares are designated Class A Convertible Preferred (Preferred Stock), and 10,000,000 shares are designated as common.

At June 30, 2002, there were 100 shares of common stock outstanding, all held by William Whitlow, Susan Fox and Michael Rider, who are employees and officers of our manager. Ms. Fox owns all of the stock of our manager.

The 22,213,574 and 21,633,864 shares of Preferred Stock outstanding as of June 30, 2002 and December 31, 2001, respectively, rank senior to our common stock as to dividends and liquidation rights. The shares are convertible into, and have voting rights equal to, the same number of shares of our common stock. We will not pay any dividends to the holders of the common stock so long as any Preferred Stock is outstanding.

Preferred Stock dividends are paid monthly in arrears and were $0.26 and $0.53 per share (based on weighted average preferred shares outstanding of 21,957,815 and 21,900,831) for the three and six months ended June 30, 2002, compared with $0.29 and $0.58 per share (based on weighted average preferred shares outstanding of 21,304,353 and 21,003,265) for the three and six months ended June 30, 2001. The terms of our dividend reinvestment plan permit our shareholders to reinvest dividends in additional shares of Preferred Stock, currently at $10 per share.

Holders of our Preferred Stock do not have a right to redeem their shares. Our Board of Directors has adopted a stock redemption policy for Preferred Stock shareholders who wish to sell their shares to us. The policy may be modified or terminated at the Board's discretion at any time. Redemption of shares, at a price determined by the Board of Directors, occurs only when we have cash available for distribution. Cash available for distribution is determined at the Board of Director's sole discretion, and is net of current expenses, anticipated expenses, dividends, debt obligations and reserves for operating funds. We will not sell or otherwise liquidate any portion of our mortgage loan portfolio or other assets to fund a Preferred Stock redemption request. We also reserve the right to limit the number and frequency of stock redemptions by any shareholder.

We sell our stock through private placement and have closed four private placements since our inception, issuing 25,386,912 shares at $10.00 per share. Under our current private placement, which opened on April 15, 2002 for 20,000,000 shares of Preferred Stock, we have issued 459,631 shares at $10 per share as of June 30, 2002. We use the proceeds from issuance of our Preferred Stock primarily to fund additional loans and also for working capital purposes.

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

Retained Deficit

We had a retained deficit as of June 30, 2002 and December 31, 2001 primarily because we pay dividends to the holders of our Preferred Stock based on our taxable income in accordance with REIT requirements. Our taxable income differs from income measured in accordance with generally accepted accounting principles in the United States due to timing differences in the recognition of income from our investments in real estate. Refer to Income Taxes in Note 2 below. These dividend distributions are expected to be matched by revenues from completed real estate projects in future periods, as described in Note 2 and 3.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Restatement of Previously Reported Financial Condition

The balances presented at December 31, 2001 have been restated to correct the accounting of an affiliate loan. The loan should have been determined to have been impaired in November 1999 when the obligor defaulted under the terms of the loan and the expected estimated future cash flows of the underlying collateral were less than the then carrying value of the investment. Subsequently, on or about March 2000, in order to protect the shareholders from loss of capital as a result of the impairment, Primecore Funding Group, Inc., our affiliate, provided a guaranty of repayment. Prior filings did not present the impairment. However, we have now determined that because the guaranty was provided subsequent to the determination of impairment, in accordance with our accounting policy on impairments, the loan should have been written down by the amount of the impairment when the determination was made. Payments made under the guaranty will be treated as contributions of capital.

The following schedule sets forth the restated amounts:


                                              As previously          Amount  of
December 31, 2001                                  reported              change         As Restated
                                           -----------------    ----------------    ----------------
Investments in real estate
   under development by affiliates             $ 40,237,961       $  (9,468,139)       $ 30,769,822
Total assets                                    194,064,643          (9,468,139)        184,596,504
Retained Deficit                                (57,572,995)         (9,468,139)        (67,041,134)
Total liabilities and shareholders'
   equity                                      $194,064,643        $ (9,468,139)       $184,596,504

As a result of this restatement we will file an amended Form 10-K for the year ended December 31, 2001 and an amended form 10-Q for the three months ended March 31, 2002.

Basis of Presentation

The accompanying unaudited financial statements present the financial position of the Company as of June 30, 2002, and December 31, 2001, as restated, and the results of operations and cash flows of the Company for the three months and six months ended June 30, 2002 and 2001. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position and results of operations of the Company as of June 30, 2002 and 2001 and for the periods then ended.

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

Investments in Real Estate Held for Sale

We may take title to property through foreclosure or by deed in lieu of foreclosure when a borrower defaults on our loan. Such arrangements are accounted for in a manner similar to our investments in real estate under development and real estate under development by affiliates. Interest income for tax purposes is not accrued on investments in real estate held for sale.

Cash and Cash Equivalents

Cash and cash equivalents include cash held in financial institutions and other highly liquid short-term investments with original maturities of three months or less.

Income from Completed Real Estate Development

Our investment objective is to make construction mortgage loans on projects we believe are likely to ultimately sell for an amount sufficient to repay the principal plus interest and points on those loans at the contracted rate. We do not intend to own or develop property and do not participate in the profit realized by the borrower, including affiliated borrowers, upon sale of the property.

We recognize income from our investments in real estate under development upon the sale or refinancing of the completed real estate to or by a third party. No interest income or points are recognized until the property is sold or refinanced. We compute income as cash received (which includes amounts funded, accrued interest and points) less the carrying value of the investments at the date of repayment (which includes amounts funded and capitalized interest costs).

Income Taxes

To continue to qualify as a REIT, we must distribute at least 90 percent of our taxable income each year. As a REIT, we generally will not be subject to corporate-level federal income tax on net income we distribute to our shareholders. As such, no provision for federal income taxes is included in our financial statements. Such taxes are the responsibility of the individual Preferred Stock shareholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property and to federal income and excise taxes on our undistributed taxable income.

Our taxable income for the six months ended June 30, 2002 and 2001 is computed as follows:

                                               Six Months           Six Months
                                                    Ended                Ended
                                            June 30, 2002        June 30, 2001
                                     ------------------------------------------
Revenues   - Interest income                $  17,181,033        $  20,504,661
Operating expenses                             (6,496,510)          (9,000,984)
Loan losses                                      (912,935)                  --
                                     ------------------------------------------
   Income before dividends                      9,771,588           11,503,677
   Dividend expense                           (11,497,561)         (12,078,306)
                                     ------------------------------------------
   Taxable loss......................       $  (1,725,973)       $    (574,629)
                                     ==========================================

Our taxable income differs from income measured in accordance with generally accepted accounting principles in the United States due to timing differences in the recognition of income from our investments in real estate. We distribute Preferred Stock dividends at a level sufficient to satisfy specified return targets for our investors. As a result, actual dividends may be in excess of taxable income during some periods. Rates of return are subject to adjustment by our Board of Directors based upon prevailing market and company specific conditions. Timely payment of Preferred Stock dividends could be adversely effected if we experience a slow down in the repayment of our loans. Dividends could be significantly reduced upon determination of a decline in the value of our loan portfolio or to adjust for expected loan losses.

Net Loss Per Share of Common Stock

Per share amounts for our common stock are computed using the weighted average common shares outstanding during the period. Net loss used in the calculation is increased by declared dividends owed to preferred shareholders. The diluted weighted average common shares outstanding include the dilutive effect of stock options and other common stock equivalents. There are currently no stock options or other dilutive common stock equivalents, and as a result, the basic and diluted weighted average common shares outstanding for the three and six months ended June 30, 2002 and 2001, are the same and are 100 shares.

New Accounting Pronouncement

In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121,"Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of" among other existing authoritative literature. We are required to and have adopted SFAS No. 144 in the first quarter of fiscal 2002, which did not have a significant effect on our financial position, results of operations and cash flows in the current period.

3.   INVESTMENTS IN REAL ESTATE UNDER DEVELOPMENT:

We make loans with maturity dates generally ranging from 12 to 18 months. The term of a loan may be extended, when management deems it appropriate to do so. For financial reporting purposes, we account for our loans as investments. Investments in real estate under development represent funds advanced in cash plus capitalized interest on arrangements in effect at any particular time. Since real estate under development generates no operating income, we do not accrue any income for financial reporting purposes until the sale or refinancing of a property. The income that we ultimately realize is based upon the terms of the construction mortgage loan. During the six months ended June 30, 2002, fixed interest rates on loans outstanding ranged from 11 percent to 13 percent. In the case of loans on which the borrower defaulted, the interest rate charged during the period of default was an additional 5 percent over the note rate. In addition, we charged points, which were typically 4 percent of the borrowed amount during the six months ended June 30, 2002.

The following table summarizes our portfolio of investments in real estate under development at June 30, 2002:

                               Maturity        Commitment         Carrying
Location - County                 Dates            Amount           Amount
--------------------------  -------------  ---------------  ---------------

Alameda                     12/02-04/03       $ 6,894,000      $ 1,678,734
Contra Costa                08/02-08/02         5,610,000          943,527
Marin                       06/01-09/03        34,940,000       19,539,614
Monterey                    05/02-12/03        24,475,000       10,673,493
Napa                        08/02-08/02         4,750,000        2,740,079
San Francisco               03/02-12/02        27,885,000       16,722,978
San Mateo                   03/02-02/03        57,611,140       34,612,075
Santa Clara                 09/01-05/03        49,865,000       22,533,711
Santa Cruz                  06/01-06/01         6,750,000        5,029,879
                                           ---------------  ---------------

                                             $218,780,140     $114,474,090
                                           ===============  ===============

Earned but unrecognized interest and points on loans outstanding at June 30, 2002 totaled $43,164,764 compared with $39,667,545 at December 31, 2001. To the extent that there are sufficient proceeds, these amounts will be recognized as income from completed real estate development upon the sale or refinancing of the underlying property. During the three and six months ended June 30, 2002, we capitalized $560,068 and $1,111,017 of interest expense from our secured line of credit and our unsecured notes payable to investments in real estate under development.

We will fund unfunded commitments on existing loans from the repayment of other loans, borrowings on our line of credit (Note 7), issuance of short-term notes payable or issuance of additional preferred stock. We believe we will have adequate sources of capital to fund these commitments when and as they become due.

As of June 30, 2002, we had loans with a carrying amount of $18,602,682, which had not been paid by their stated maturity dates and which we do not intend to extend compared with $19,218,517 at December 31, 2001. These loans are accruing interest at the default rate, which is 500 basis points above the note rate. Additionally, at June 30, 2002, we had recorded notices of default on loans with a carrying amount of $24,757,789 compared with $14,293,382 at December 31, 2001. Recording a notice of default begins the process of foreclosure. In many cases we expect the borrower will have sufficient time to either sell or refinance the property before the foreclosure period expires. All loans for which a notice of default has been recorded are charged interest at the default rate which interest will be collected upon repayment of the loan assuming there are sufficient proceeds.

During the three and six months ended June 30, 2002, we charged $1,327,534 and $1,473,316, respectively to income for investments we believe are impaired compared with none during the three and six months ended June 30, 2001.

4.   INVESTMENTS IN REAL ESTATE UNDER DEVELOPMENT BY AFFILIATES:

We have also made loans to affiliates of our manager acting as the developer. These arrangements are accounted for in a manner identical to that described in
Note 3 above.

The following table summarizes our portfolio of investments in real estate under development by affiliates at June 30, 2002:

                                Maturity          Commitment          Carrying
Location - County                  Dates              Amount            Amount
----------------------------------------- -------------------- -----------------

San Mateo                    01/03-04/03       $  14,200,000      $  9,740,259
Santa Clara                  12/01-03/03          56,125,000        23,860,074
                                          -------------------- -----------------

                                               $  70,325,000     $  33,600,333
                                          ==================== =================

Earned but unrecognized interest and points on loans outstanding at June 30, 2002 totaled $12,299,730 compared with $10,942,275 at December 31, 2001. To the extent that there are sufficient proceeds these amounts will be recognized as income from completed real estate development upon the sale or refinancing of the underlying property. During the three and six months ended June 30, 2002, we capitalized $80,718 and $221,081 of interest expense from our secured line of credit and our unsecured notes payable to investments in real estate under development by affiliates.

5.   INVESTMENT IN REAL ESTATE HELD FOR SALE:

As of June 30, 2002, we held title to twelve properties received through foreclosure or by deed in lieu of foreclosure. The following table summarizes investments in real estate held for sale at June 30, 2002:



                                                  Commitment           Carrying
County                           Number               Amount             Amount
----------------------------------------- -------------------- -----------------
Alameda                                2        $ 14,365,000        $ 4,999,820
Marin                                  3           9,075,000          7,705,210
San Mateo                              2           3,375,000          2,957,830
Santa Clara                            5          13,040,000         10,025,559
                            ------------- -------------------- -----------------
         Total                        12        $ 39,855,000       $ 25,688,419
                                          ==================== =================

We report these properties at their existing carrying amount and are in various stages of construction. They will be sold in the manner which we believe maximizes their value to us. During the three and six months ended June 30, 2002, we capitalized $92,810 and $178,739 of interest expense to investments in real estate held for sale.

6.   NOTES PAYABLE:

We had unsecured borrowings of $13,404,419 at June 30, 2002 compared with $17,312,526 at December 31, 2001 on notes issued to accredited investors through private placements. These notes have varying maturities of up to two years from the date of issuance and bear interest at fixed rates between 9 and 12.5 percent with interest payable monthly in arrears. We may repay these notes, without penalty, at our option before their stated maturity. As of June 30, 2002, we estimate that the carrying amounts of our notes payable approximate their fair value based on current borrowing rates available to us.

The following table summarizes the maturities of our notes payable at June 30, 2002:

                  Year                                       Amount
                  ------------------------------   -----------------

                  2002                                   $8,425,521
                  2003                                    4,608,898
                  2004                                      370,000
                                                   -----------------

                           Total                       $ 13,404,419
                                                   =================


7.   LINE OF CREDIT:

We have a $15,000,000 line of credit with a commercial bank. The amount borrowed under the line of credit at June 30, 2002, was $14,999,975, compared with $15,000,000 at December 31, 2001. The line of credit is collateralized by our assets and guaranteed by our manager and another affiliate, carries interest at prime plus 1.50 percent (6.25 percent at June 30, 2002) and matures in May 2003. In order for us to request advances on our line of credit, the terms of the line of credit require, among other provisions, that we maintain total equity of no less than $150,000,000, a debt to equity ratio of less than 1.5 to 1.0 and quarterly taxable income from operations of at least $500,000. Since our total equity at June 30, 2002 was less than $150 million, we will be unable to request additional advances until we either obtain a waiver of the requirement or increase our equity to at least $150 million. We incurred loan fees and other costs of $235,169 in connection with this loan, which are included in other assets in the accompanying balance sheets and are being amortized on the effective interest method over the life of the facility. Accumulated amortization of loan fees amounted to $104,965 at June 30, 2002.

8.   TRANSACTIONS WITH AFFILIATES:

Management Fees

A management agreement dated March 30, 1999, as amended, between us and our manager provides for a monthly fee payable in arrears equal to 0.25 percent of the total commitment amount of the loans in our investments in real estate under development, in our investments in real estate under development by affiliates, and in our investments in real estate held for sale. For the three and six months ended June 30, 2002, the portfolio management fees earned by our manager were $2,450,403 and $5,108,555 compared with $2,989,063 and $6,111,217 for the three and six months ended June 30, 2001.

In January 2002, the Board of Directors approved an amendment to the management agreement which clarified that the commitment amount of loans which had been foreclosed upon by us would be included in the calculation of the management fee. The clarification was retroactive and all previously uncharged fees totalling $160,728 were then charged in February 2002.

Payable to Affiliate

The $114,748 and $31,193 payable to affiliate at June 30, 2002 and December 31, 2001, respectively, represents short-term advances to us by our manager to facilitate our cash management.

Affiliate Loans

Loans assumed by, or made to, our affiliates represent a material portion of our investment portfolio. As of June 30, 2002, loans assumed by or made to our affiliates represented 21% of our loan commitments and 19% of the carrying amount of those commitments compared with 21% of loan commitments and 17% of the carrying amount as of December 31, 2001, as restated.

Our affiliates are entities with whom we share common control through common management. For example, Primecore Funding Group, Inc. is our affiliate because Susan Fox owns 100% of its stock and is its sole director. She is also an executive officer of Primecore Funding Group, Inc., as are William Whitlow and Michael Rider. To the extent that Ms. Fox is the director of Primecore Funding Group, Inc. and is one of our directors, her position in management is common to both Primecore Funding Group, Inc. and us. Primecore Funding Group, Inc. is a licensed California real estate broker.

Eprime, Inc. is our affiliate and is a California corporation, incorporated in 2000. Ms. Fox is the sole shareholder and director. She is the president and secretary, and Mr. Rider is the chief financial officer. Eprime, Inc. does not have any employees, does not provide any services to us and does not receive any compensation from us.

Primecore   Properties,   Inc.  is  our   affiliate  and  is  a  California
corporation, incorporated in 1997. Ms. Fox is its sole shareholder and one of its directors. Primecore Properties, Inc. is licensed by the California Department of Real Estate as a real estate corporation. Theresa May Couture is licensed as an individual real estate broker and is the designated broker-officer of Primecore Properties, Inc. Primecore Properties, Inc. does not receive any compensation from us, but does provide services to us for certain activities that require a California real estate broker license. Those services are performed for us under the terms of our management agreement with Primecore Funding Group, Inc. There are currently no arrangements for us to separately compensate Primecore Properties, Inc. for those services.

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

The following is a summary of loans assumed by our affiliates as of June 30, 2002, categorized by loan number, project name, affiliate, commitment amount and carrying amount.


                                                                      Carrying
   Loan                 Project Name                 Commitment         Amount
------------------------------------------------- -------------- --------------
Primecore Funding Group, Inc.

   Loan 2376        104 Second Street               $ 3,825,000      $  72,541
   Loan 2447        Affiliate properties             13,500,000             --
   Loan 2512        Affiliate properties              7,000,000        733,159
                                                  -------------- --------------
                       Total Primecore
                       Funding Group, Inc. loans   $ 24,325,000      $ 805,700
                                                  ============== ==============
99 Investors, LLC

   Loan 2330        Scotia Pines Subdivision        $ 4,000,000    $        --
   Loan 2404        7 Lots, Los Altos Nursery        12,800,000     12,482,825
   Loan 2427        Quarry Estates - Lot 13           5,000,000      3,596,709
   Loan 2428        Quarry Estates - Lot 15           5,000,000      3,812,576
   Loan 2429        Quarry Estates - Lot 16           5,000,000      3,162,264
   Loan 2455        91 Fleur Place                    7,100,000      4,929,171
   Loan 2469        37 Euclid                         7,100,000      4,811,088
                                                  -------------- --------------

                        Total 99 Investors         $ 46,000,000   $ 32,794,633
                                                  ============== ==============

The loans due from Primecore Funding Group were originally assumed by Eprime, Inc., and are secured by the remaining properties in a series of projects where Windy Hill Associates, a California corporation, was the original borrower. In

November 1999, James Ward, the sole shareholder of Windy Hill Associates, and Windy Hill Associates defaulted on the obligations under a series of agreements and started proceedings to dissolve the corporation. Before the dissolution, Susan Fox was the president of Windy Hill Associates, and was managing its operations to ensure that the loans were kept current. Upon notice of dissolution of the corporation, Ms. Fox was replaced as president by Mr. Ward. We declared the loans in default, and a foreclosure sale was scheduled for March 22, 2000. At the time of the Windy Hill default, which was prior to the pledge of additional collateral by Primecore Funding Group, the expected future cash flows from the projects collateralizing the Windy Hill loan were determined to be insufficient to repay the entire amount of the obligation. In accordance with our impairment policy, we have written down the balance of the loan (refer to Note 2 - Restatement of Previously Reported Financial Condition).

Subsequently, on March 22, 2000, Eprime, Inc. purchased the Windy Hill loan with what is currently designated as our loan no. 2447, for the then existing Windy Hill loan balance of $11,321,061. A blanket, second deed of trust lien against several parcels colleralizes the loan. Thereafter, Eprime, Inc. foreclosed on the Windy Hill deed of trust and took title to all Windy Hill parcels, subject to existing senior liens. In order to protect the shareholders of Primecore Mortgage Trust, Inc., against any loss that might be occasioned by the Ward/Windy Hill defaults, the Eprime, Inc. note purchase and assumption agreement provided guarantees of repayment and the pledge of additional security from Primecore Funding Group, Inc., 99 Investors, LLC and the Susan M. Fox 1996 Revocable Trust dated April 26, 1996.

Pursuant to the guaranty arrangement between Primecore Funding Group and Primecore Mortgage Trust, loan 2447 will be repaid by Primecore Funding Group. At June 30, 2002, Primecore Funding Group was in the process of formalizing a repayment plan with terms to present to our Board of Directors. Payments made by Primecore Funding Group in accordance with this transaction will be treated as contributions of capital.

Loan no. 2330 was assumed in September 1999 by 99 Investors, LLC, and is secured by a junior deed of trust on property originally to be developed by Windy Hill Associates.

Loan no. 2404 was made to 99 Investors, LLC in September 1999. Repayment is secured by a single junior deed of trust on 7 lots in Los Altos, California. The loan is for development of 7 single-family residences. As of June 30, 2002, two homes were complete and on the market for sale.

Loan nos. 2427-29 were made to 99 Investors, LLC in March 2000. Repayment is secured by junior deeds of trust. The developments are single family residences in Los Altos Hills. As of March 31, 2002, two of the homes were complete and on the market. The final home is scheduled to complete in September 2002.

Loan nos. 2455 and 2469 were made to 99 Investors, LLC in April and September 2000, respectively. Repayment is collateralized by junior deeds of trust. The developments are single family residences in Atherton, California. Construction is scheduled for completion in October 2002 and January 2003, respectively.

Because of changes in the scope of construction and general cost increases during development of projects, additional funds are sometimes needed to complete a project. We will grant an additional extension of credit if our manager believes repayment of the increased extension of credit is adequately collateralized. This is our policy, whether the borrower is affiliated or not.

9.   COMMITMENTS AND CONTINGENCIES:

Litigation

We are involved in legal actions arising in the normal course of our business. We are not presently subject to any material litigation nor, to our knowledge, is any litigation threatened against us which collectively is expected to have a material adverse effect on our cash flows, financial condition or results of operations.

Construction Contracts

In connection with our development of investments in real estate held for sale, we have entered into contracts with construction companies totaling $1,538,121 to complete these projects where necessary. We will make payments on these contracts as construction progresses in much the same manner we do for our investments in real estate under development and investments in real under development by affiliates.

General Uninsured Losses

We require that our borrowers carry comprehensive liability, fire, flood, extended coverage, and rental loss insurance with policy specifications, limits, and deductibles customarily carried for similar properties. We also carry insurance to cover losses in case a borrower's policy lapses. Additionally, we carry insurance on investments in real estate held for sale. There are, however, certain types of extraordinary losses that may be either uninsurable or not economically insurable. Further, all of our investments are located in areas that are subject to earthquake activity, and we generally do not require our borrowers to maintain earthquake insurance. Should an investment sustain damage as a result of an earthquake, we may incur losses due to insurance deductibles, co-payments on insured losses, or uninsured losses. Should an uninsured loss occur, we could lose our investment in, and anticipated profits and cash flows from an investment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Our material financial transactions have been purchasing and holding a portfolio of construction loans determined to be acquisition, development and contruction ("ADC") mortgage loans. Accordingly, we classify such mortgage loans as investments in real estate.

Statements contained in this Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Form 10-Q, which are not historical facts, may be forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Investors are cautioned not to attribute undue certainty to these forward-looking statements, which speak only as of the date of this Form 10-Q. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events, other than as required by law.

Overview

Subject to the direction and oversight of our Board of Directors, our day-to-day operations are managed by our manager. We have no employees.

We began operations on May 1, 1999, concurrent with the first interim closing of a private offering of 14,575,664 shares of our Class A Convertible Preferred Stock at $10 per share primarily in exchange for beneficial interests in trust deeds on real property securing loans and accrued interest totaling $145,756,640. Purchasers of our shares were primarily investors in trust deeds managed by Primecore Funding Group, Inc., who invested in those trust deeds before our formation and exchanged their interests for our stock at $10 per share on a dollar for dollar basis. Since that time we have sold our Preferred Stock through various private placements in order to raise cash to fund our loans and for working capital purposes.

We currently have an ongoing equity private placement offering of 20,000,000 shares of Preferred Stock at $10.00 per share. This placement was undertaken to purchase and fund additional and existing ADC loans and for working capital purposes. The placement is presently scheduled to close on April 15, 2003, however we anticipate extending the closing date until all shares have been sold, at which point we may announce an additional placement.

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

Results of Operations

We recognize income only after we receive payment even though our ADC contracts accrue interest income and loan fees ("Income") during the term of the contract. We typically receive these payments at the end of the contract term when the financed property has been sold or refinanced by third parties. Our repayment transactions are typically large in amount yet relatively few in number, so our income is subject to wide variations from period to period since the timing of even a single loan repayment can have a material impact on our revenues. For the three months and six months ended June 30, 2002 we recognized income of $6,182,996 and $7,838,526 compared with $2,742,380 and $6,721,176 for the same periods in 2001. Our income has increased over the prior year due mainly to the increased ratio of accrued income to amounts funded in our loan contracts as a result of an increase in the average age of our loans. As our loans age, the amount of accrued income we are owed increases as interest accumulates on the outstanding balance.

We pay management fees based on the amount of commitments on ADC contracts and foreclosed properties outstanding at the end of each month. During the three months and six months ended June 30, 2002 our management fee expense was $2,450,403 and $5,108,555 compared with $2,989,063 and $6,111,217 for the three and six months ended June 30, 2001. The decrease in management fee expense was due to the decrease in the balance of commitments on ADC contracts and foreclosed properties in 2002 over the comparable periods in 2001.

Since December 31, 1999, all interest costs have been capitalized as a cost of our investments in real estate under development and investments in real estate under development by affiliates. Interest cost associated with our borrowings was $640,786 and $1,332,098 for the three and six months ended June 30, 2002, compared with $1,155,328 and $2,433,778 for the three and six months ended June 30, 2001. The decrease is due to a combination of a lower average cost of debt, 9.08% and 9.24% in the three and six months ended June 30, 2002 compared with 11.40% and 11.51% in the three and six months ended June 30, 2001; and the lower amount of debt on our balance sheet, an average of $27.1 million and 28.2 million in the three and six months ended June 30, 2002 compared with an average of $39.4 million and $41.5 million in the three and six months ended June 30, 2001. We expect this trend to continue as we repay higher priced unsecured notes and replace them with lower priced notes.

Our general administrative and other expenses consist primarily of professional fees relating to audit and tax return preparation costs, directors' fees and insurance costs. General administrative and other expenses were $62,852 and $168,357 for the three and six months ended June 30, 2002, compared with $225,053 and $269,711 for the three and six months ended June 30, 2001. The decrease for the three months period is a combination of the result of legal costs saved when our manager hired full time legal counsel to perform tasks that had been contracted to outside counsel and the timing of audit services performed in connection with our annual audit. The decrease for the six month period is due to the decreased legal expenses discussed above.

Liquidity and Capital Resources

Liquidity means the need for, access to and uses of cash. Our principal demands for liquidity are cash for operations, funds that are required to satisfy obligations under existing loan commitments, management fees, interest expense associated with our indebtedness, debt repayments, dividend distributions to shareholders and redemptions to shareholders. In the near term, our principal sources of liquidity are the repayments of our real estate investments, funds received from issuance of unsecured notes payable, our line of credit and sales of preferred stock.

Sources of cash

Our largest source of liquidity is the repayment of our investments in real estate. As of June 30, 2002, we had $246 million, including accrued income, invested in real estate construction projects. Although our loans provide for specific maturity dates, in most cases we must rely on the sale of the project before we can collect the amount owed. Repayment is, therefore, largely dependent on the health of the real estate market. We track sales activity in the markets where we lend in order to identify trends and help us make forecasting decisions. In doing so, we have identified three price sectors with differing characteristics in the markets where we lend: $2 million and under; $2 million to $5 million and over $5 million.

The market for homes under $2 million remained fairly strong throughout 2001 and the first and second quarter of 2002 with average prices actually increasing over 2000 levels. Although the average number of units sold in this sector decreased in 2001 compared with 2000, average unit sales increased in the first and second quarter of 2002, when compared with average 2001 levels. Average prices reached all time highs in the second quarter 2002 with prices 10% above prior year amounts. This market sector represented the expected per unit selling price of approximately 27% of our investments at June 30, 2002.

The middle sector, between $2 million and $5 million, weakened in 2001 and the first six months of 2002 compared with 2000. Average days on the market increased from an average of 89 days in 2000 to 112 in 2001 and 141 in the first six months of 2002. The number of units sold stabilized in the first six months of 2002 when compared with 2001, to 164 units sold per quarter compared with an average of 157 units sold per quarter in 2001. But these amounts are about 40% below the average 2000 quarterly sales of 269 units. Prices have also fallen steadily from their 2000 highs. The average price of homes sold in this sector in 2001 was 2% lower than the average sale price in 2000 and the second quarter 2002 average was 8% below the 2000 high. Approximately 27% of the properties in our loan portfolio were expected to sell at prices in this middle sector at June 30, 2002.

The third sector, with prices above $5 million has softened the most compared with the highs recorded in 2000. The first and second quarter of 2002 continued the 2001 trend of long marketing periods (average days on the market of 154 days in the second quarter 2002), and lower number of sales with lower prices. In the second quarter of 2002 the number of units sold in this sector decreased 35% from the same period in 2001 and 76% from the high in 2000. Average prices decreased 2% from the previous year and 23% from year 2000 highs. We believe that this market will remain slow and that prices will continue to remain soft while the technology industry struggles through the current economic climate. The decline in the technology stock prices has added to the difficulties of this sector since purchasers of these homes tend to be technology company executives who receive a large portion of their compensation from company stock options. At June 30, 2002 approximately 46% of the investments in our loan portfolio were expected to sell in this sector.

The longer selling periods for those properties we have financed means that our cash inflows will likely be lower than previous periods when homes were selling at a faster rate. In the six months ended June 30, 2002 our loan repayments were $36 million compared with $49 million in the first six months of 2001. Further, at June 30, 2002 we had approximately $43 million (including interest and points) due from loans where the property was complete and on the market for sale. Of these properties approximately $30 million were expected to sell at prices above $2 million. In addition to the properties currently on the market, we expect $62 million of additional product to complete construction before the end of the calendar year. We have factored the current market conditions into our impairment analyses and believe that our investments are fairly stated at June 30, 2002.

In addition to loan repayments, our liquidity is enhanced through sales of our Preferred Stock and issuance of notes payable to investors. Our Preferred Stock is sold through private placement, which is continuous and ongoing. For the six months ended June 30, 2002, we sold 940,148 shares of Preferred Stock for proceeds of $9,401,480 compared with 1,869,171 shares for proceeds of $18,689,627 for the six months ended June 30, 2001. Of the stock sold in 2001, approximately 700,000 shares for proceeds of approximately $7 million were sold in exchange for short term unsecured notes previously held by investors. After taking into account the exchange of short term unsecured notes for stock, our Preferred Stock sales decreased approximately 20% from prior period amounts. We believe that the decrease in stock sales was due mainly to the slowdown in the US economy in general and the technology sector in particular, where a lot of our clients have made their money. We expect Preferred Stock sales to remain at current levels or even decrease somewhat until the economy and the stock markets improve.

We continue to issue notes payable on a limited basis, however they are not a primary source of our liquidity. During the six months ended June 30, 2002, we issued $877,000 in notes compared with $16,335,900 for the six months ended June 30, 2001. Our current plan is to maintain our existing notes payable balances at levels approximating the current level, both through extension of existing notes and issuance of new notes to replace maturities.

Uses of Cash

The following table sets forth the timing and amount of our obligations through December 2003:

                                                    Remainder
   Obligation                          Total          of 2002             2003
   --------------------------  --------------  ---------------  ---------------
   Investment fundings          $ 49,200,319     $ 20,000,000     $ 29,200,319
   Line of credit                 15,000,000               --       15,000,000
   Short term notes payable       13,404,419        8,425,522        4,978,897
   Dividend payments              30,000,000       10,000,000       20,000,000
                               --------------  ---------------  ---------------
   Total                        $107,604,738     $ 38,425,522     $ 69,179,216
                               ==============  ===============  ===============

Investment fundings are our largest use of our cash. At January 1, 2002 we had an unfunded loan commitment obligation of approximately $45 million. We funded approximately $29 million of that amount in the first six months of 2002. The exact timing of the remaining amount of investment fundings is dependent on several factors including weather, governmental regulation and developer related issues, so the timing of investment fundings in the above table is an estimate based on information available to us at this time.

Our line of credit was extended in December 2001 to May 2003. We expect to gradually decrease the outstanding balance of the line to provide us with more liquidity and more flexibility in financing our contractual commitments. Although our ability to make additional requests for advances on our line of credit has been suspended until our equity exceeds $150 million, we had already drawn the maximum amount available on the line as of June 30, 2002. We intend to discuss the matter with our lender and will attempt to obtain a waiver of the requirement or negotiate an acceptable alternative.

As stated above, our plan is to maintain our existing notes payable balances approximating their current levels both through extension of existing notes and issuance of new notes to replace maturities of existing notes. In the six months ended June 30, of 2002 we paid $5,061,626 and issued $877,000 in new notes. We continue to offer notes to investors, but at a greatly reduced level. We believe that the market for notes will continue to exist at a price which provides a benefit to our shareholders by providing capital at reasonable rates.

Although dividend payments are not contractual obligations, we have included their impact on our liquidity since they are a fundamental component of our business. In order to maintain our REIT status, we must distribute dividends equal to at least 90% of our taxable income. Failure to meet the dividend distribution requirements would jeopardize our REIT status and could substantially reduce the rate of return we pay to our shareholders.

In addition to the obligations noted above, we expect to pay management fees to our manager as described under Results of Operations, and make periodic payments of interest on our short term notes payable based upon balances outstanding.

Through June 30, 2002 we have continued to redeem Preferred Stock in accordance with our redemption policy although the slowing loan repayments have had a direct impact on the amount of cash available for redemption. In the six months ended June 30, 2002 we paid $5,670,820 to preferred stockholders representing 567,082 shares compared with $5,793,780 paid representing 579,378 shares in the six months ended June 30, 2001. We began the year with outstanding redemption requests of approximately 3.8 million shares. With new requests received, redemption payments made and redemption cancellations, requests stood at approximately 3.66 million at June 30, 2002. Because of the slowdown in our loan repayments, we presently do not anticipate making any substantial redemption payments through the end of the calendar year.

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

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

(a)      Not Applicable.

(b)      Not Applicable.

(c)      Sales of Equity Securities.

Between January 1, 2002 and June 30, 2002, we sold and issued 940,148 shares of our Class A Convertible Preferred stock. Purchasers of such Class A Convertible Preferred stock paid $10 per share.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

Exhibits included with this Form 10-Q following the signature page, or those incorporated by reference to other filings are:

1 Articles of Incorporation of the Company are hereby incorporated herein by reference from Exhibit 3(i) to the Company's Registration Statement on Form 10-12G, filed on April 28, 2000

2 Articles Supplementary of the Company are hereby incorporated herein by reference from Exhibit 99.1 to the Company's Registration Statement on Form 10-12G, filed on April 28, 2000

3 Bylaws, Amended March 21, 2000 are hereby incorporated herein by reference from Exhibit 3(ii) to the Company's Registration Statement on Form 10-12G, filed on April 28, 2000

4 Bylaws, Amended March 1, 2001 are hereby incorporated herein by reference from Exhibit 3ii.2 to the Company's Annual Report on Form 10-K, filed on March 30, 2001

5 Specimen Stock Certificate is hereby incorporated herein by reference from Exhibit 99.2 to the Company's Registration Statement on Form 10-12G, filed on April 28, 2000

6 Registration Rights Agreement is hereby incorporated herein by reference from Exhibit 4.1 to the Company's Registration Statement on Form 10-12G, filed on April 28, 2000

7 Founder's Registration Rights Agreement is hereby incorporated herein by reference from Exhibit 4.2 to the Company's Registration Statement on Form 10-12G, filed on April 28, 2000

8 Management Agreement dated March 30, 1999 is hereby incorporated herein by reference from Exhibit 10 to the Company's Registration Statement on Form 10-12G, filed on April 28, 2000

9 Management Agreement dated October 1, 2000 is hereby incorporated herein by reference from Exhibit 10.2 to the Company's Annual Report on Form 10-K, filed on March 30, 2001

99.1     Certification by Susan Fox as Chief Executive Officer.

99.2     Certification by Michael Rider as Chief Financial Officer.

(b)      Reports on Form 8-K

Not Applicable.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   August 27, 2002             /s/ SUSAN FOX
                                     -------------
                                     Susan Fox, President


Dated:   August 27, 2002             /s/ MICHAEL RIDER
                                     -----------------
                                     Michael Rider, Chief Financial Officer


Dated:   August 27, 2002             /s/ WILLIAM E. WHITLOW
                                     ----------------------
                                     William E. Whitlow, Chairman of the Board