Form 10-Q
period 2002-09-30
PRIMECORE MORTGAGE TRUST INC
filed 2002-11-14
CIK 1086670

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         The number of shares of convertible preferred stock outstanding as of September 30, 2002 was 22,450,280. The number of shares of common stock outstanding as of September 30, 2002 was 100.

Table of Contents

  Part I.   Financial Information


Item 1.     Financial Statements (unaudited)...............................    3

            Balance Sheets as of September 30, 2002 (unaudited) and
               December 31, 2001...........................................    4

            Statements of Operations for the Three Months and Nine Months
               Ended September 30, 2002 and 2001 (unaudited)...............    5

            Statement of Shareholders' Equity for the Nine Months Ended
               September 30, 2002 (unaudited)..............................    6

            Statements of Cash Flows for the Nine Months Ended
               September 30, 2002 and 2001 (unaudited).....................    7

            Notes to the Financial Statements (unaudited)..................    8


Item 2.     Management's Discussion and Analysis of Financial Condition
               and Results of Operations...................................   19


Item 3.     Quantitative and Qualitative Disclosures about Market Risk.....   23


Item 4.     Controls and Procedures........................................   24

Part II.    Other Information


Item 1.     Legal Proceedings..............................................   25


Item 2.     Changes in Securities and Use of Proceeds......................   25


Item 3.     Defaults Upon Senior Securities................................   25


Item 4.     Submission of Matters to a Vote of Security Holders............   25


Item 5.     Other Information..............................................   25


Item 6.     Exhibits and Reports on Form 8-K...............................   25

            (a) Exhibits...................................................   25

            (b) Reports on Form 8-K........................................   26

            Signatures.....................................................   26

Part I. Financial Information

Item 1. Financial Statements

         Attached are the following financial statements of Primecore Mortgage Trust, Inc. (the "Company"):

     (1) Balance Sheets as of September 30, 2002 (unaudited), and December 31, 2001

     (2) Statements of Operations for the Three Months and Nine Months ended September 30, 2002 and 2001 (unaudited)

     (3) Statement of Shareholders' Equity for the Nine Months ended September 30, 2002 (unaudited)

     (4) Statements of Cash Flows for the Nine Months ended September 30, 2002 and 2001 (unaudited)

     (5)  Notes to Financial Statements (unaudited)

         The financial statements referred to above should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2001 as filed with the Securities and Exchange Commission in our Annual Report on Form 10-K filed on March 30, 2002.

                         PRIMECORE MORTGAGE TRUST, INC.

                                 BALANCE SHEETS
                 As of September 30, 2002 and December 31, 2001



                                                                          September 30, 2002    December 31, 2001
                                                                                 (unaudited)        (as restated)
                                                                        --------------------- --------------------
ASSETS:
Investments in real estate under development............................      $  100,789,348       $  131,759,510
Investments in real estate under development by affiliates..............          25,388,374           30,769,822
Investments in real estate held for sale................................          33,522,877           18,952,063
Loan secured by real estate.............................................           4,695,000                   --
Cash and cash equivalents...............................................           1,038,264            2,706,204
Other assets, net.......................................................             240,362              408,905
                                                                        --------------------- --------------------

        Total assets....................................................      $  165,674,225        $ 184,596,504
                                                                        ===================== ====================

LIABILITIES AND SHAREHOLDERS' EQUITY:
Notes payable...........................................................      $   14,827,448        $  17,312,526
Secured line of credit..................................................          15,000,000           15,000,000
Accrued expenses and other liabilities..................................             241,160            1,232,022
Preferred stock dividends payable.......................................           1,969,553            1,903,928
Payable to affiliate....................................................             141,319               31,193
                                                                        --------------------- --------------------

        Total liabilities...............................................          32,179,480           35,479,669
                                                                        --------------------- --------------------

SHAREHOLDERS' EQUITY:
Preferred stock: par value $0.01, 40,000,000 shares authorized;
   22,450,280 and 21,633,864 shares issued and outstanding at
   September 30, 2002, and December 31, 2001, respectively;
   entitled to $10 per share in liquidation before any distributions
   to common shareholders...............................................         224,394,158          216,157,968
Common stock:  par value $0.01, 10,000,000 shares authorized; 100 shares issued and outstanding at September 30, 2002, and December
   31, 2001, respectively...............................................                   1                    1
Retained deficit........................................................         (90,899,414)         (67,041,134)
                                                                        --------------------- --------------------

        Total shareholders' equity......................................         133,494,745          149,116,835
                                                                        --------------------- --------------------

        Total liabilities and shareholders' equity......................      $  165,674,225       $  184,596,504
                                                                        ===================== ====================



                         The accompanying notes are an integral part of these statements.

                         PRIMECORE MORTGAGE TRUST, INC.

                            STATEMENTS OF OPERATIONS
           For the three months ended September 30, 2002 and 2001 and
              For the nine months ended September 30, 2002 and 2001
                                   (unaudited)



                                                         Three Months      Three Months        Nine Months         Nine Months
                                                                Ended             Ended              Ended               Ended
                                                        September 30,     September 30,      September 30,       September 30,
                                                                 2002              2001               2002                2001
                                                     ----------------- -----------------  ----------------- ---------------------
REVENUES:
Income from completed real estate development
     (including $1,101,927, $0, $2,201,927
     and $0 from affiliates for the three and
     nine months ended September 30, 2002 and
     2001 respectively)..............................   $   2,908,390      $   1,430,690      $ 10,746,916         $ 8,151,866
Other   .............................................             141                 --            62,098                  81
                                                     ----------------- ------------------ -----------------  ------------------
        Total revenues...............................       2,908,531          1,430,690        10,809,014           8,151,947
                                                     ----------------- ------------------ -----------------  ------------------

EXPENSES:
Management fees paid to an affiliate.................       2,438,338          2,808,680         7,546,893           8,919,897
Provision for impairment of investments in real
   estate............................................       7,992,171                 --         9,465,487                  --
General, administrative and other....................         117,002            104,651           285,358             374,362
                                                     ----------------- ------------------ -----------------  ------------------
        Total expenses...............................      10,547,511          2,913,331        17,297,738           9,294,259
                                                     ----------------- ------------------ -----------------  ------------------

        Net loss.....................................      (7,638,980)        (1,482,641)       (6,488,724)         (1,142,312)
        Preferred stock dividends and distributions.       (5,871,994)        (6,288,698)      (17,369,556)        (18,367,003)
                                                     ----------------- ------------------ -----------------  ------------------
        Net loss allocable to common shareholders....    $(13,510,974)       $(7,771,339)     $(23,858,280)       $(19,509,315)
                                                     ================= ================== =================  ==================

Basic and diluted net loss per common share..........     $  (135,110)        $  (77,713)      $  (238,583)        $  (195,093)
                                                     ================= ================== =================  ==================
Basic and diluted weighted-average shares
     outstanding.....................................             100                100               100                 100
                                                     ================= ================== =================  ==================






                              The accompanying notes are an integral part of these statements.

                         PRIMECORE MORTGAGE TRUST, INC.

                        STATEMENT OF SHAREHOLDERS' EQUITY
                  For the nine months ended September 30, 2002
                                   (unaudited)



                                                                                          Retained
                                              Preferred Stock          Common Stock        Deficit          Total
                                              ---------------          ------------       ---------         -----
                                          Shares          Amount      Shares  Amount
                                          ------          ------      ------  ------
Shareholders' equity at
   December 31, 2001 (as restated)...  21,633,864      $216,157,968    100     $ 1     $(67,041,134)    $149,116,835
Issuance of preferred stock..........   1,254,964        12,549,640     --      --               --       12,549,640
Issuance of preferred stock under
   dividend reinvestment plan........     306,820         3,068,200     --      --               --        3,068,200
Redemption of preferred stock........    (745,368)       (7,381,650)    --      --               --       (7,381,650)
Dividends and distributions to
   preferred shareholders............          --                --     --      --      (17,369,556)     (17,369,556)
Net loss                                       --                --     --      --       (6,488,724)      (6,488,724)
                                      -------------------------------------------------------------------------------
Shareholders' equity at
   September 30, 2002................  22,450,280      $224,394,158    100     $ 1     $(90,899,414)    $133,494,745
                                      ===============================================================================






                             The accompanying notes are an integral part of these statements.

                         PRIMECORE MORTGAGE TRUST, INC.

                            STATEMENTS OF CASH FLOWS
              For the nine months ended September 30, 2002 and 2001
                                   (unaudited)





                                                                                    Nine Months          Nine Months
                                                                                          Ended                Ended
                                                                              September 30,2002    September 30,2001
                                                                            --------------------- --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss..................................................................       $   (6,488,724)       $  (1,142,312)
Adjustments to reconcile net loss to net cash (used in) provided by operations
        Provision for impairment of investments in real estate............            9,465,487                   --
        (Decrease) increase in accrued expenses and other liabilities.....             (990,862)          (2,554,895)
        Increase (decrease)  in payable to affiliate......................              110,126             (146,467)
        (Decrease) increase in other assets, net..........................              168,543               76,337
                                                                            --------------------- --------------------
             Net cash (used in) provided by operating activities..........            2,264,570           (3,767,337)
                                                                            --------------------- --------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Investments in real estate under development......................          (35,534,271)         (49,064,576)
        Investments in real estate under development by affiliates........           (5,531,562)          (8,519,778)
        Repayment of investments in real estate under development.........           42,825,003           57,916,252
        Repayment of investments in real estate under development by
        affiliates........................................................            6,218,010           10,203,153
                                                                           --------------------- --------------------
             Net cash provided by investing activities....................            7,977,180           10,535,051
                                                                           --------------------- --------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from sales of preferred stock, net of offering costs.....           12,549,640           25,595,457
        Redemptions of preferred stock....................................           (7,381,650)          (8,625,180)
        Issuance of notes payable.........................................            3,967,061           17,992,400
        Repayment of notes payable........................................           (6,809,010)         (34,766,860)
        Borrowings on secured line of credit, net.........................                   --            6,563,009
        Payments of preferred stock dividends and distributions...........          (14,235,731)         (13,226,540)
                                                                           --------------------- --------------------
          Net cash used in financing activities...........................          (11,909,690)          (6,467,714)
                                                                           --------------------- --------------------

          Net increase (decrease) in cash and cash equivalents............           (1,667,940)             300,000
          Beginning cash and cash equivalents.............................            2,706,204                   --
                                                                           --------------------- --------------------

          Ending cash and cash equivalents................................         $  1,038,264           $  300,000
                                                                           ===================== ====================

Cash paid for interest, net of amounts capitalized of $1,974,285 and
   $3,541,210, for the nine months ended September 30, 2002, and 2001,
   respectively...........................................................         $         --           $       --
                                                                           ===================== ====================

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Reinvested Preferred Stock dividends and distributions....................         $  3,068,200        $   4,918,020

Accrued interest on notes payable.........................................              356,872              750,349


                         The accompanying notes are an integral part of these statements.

                         PRIMECORE MORTGAGE TRUST, INC.

                          NOTES TO FINANCIAL STATEMENTS
                  For the nine months ended September 30, 2002
                                   (unaudited)


1.   ORGANIZATION AND BUSINESS:

Organization

Primecore Mortgage Trust, Inc., a Maryland corporation, was formed on March 18, 1999 (date of inception) and commenced operations effective May 1, 1999 as a real estate investment trust (REIT). We are engaged in the business of funding and holding short-term construction mortgage loans secured by residential real property, as well as land acquisition and development loans secured by undeveloped real property, located in the greater San Francisco Bay Area. We are managed by Primecore Funding Group, Inc., (the "Manager") an affiliated California corporation located in Menlo Park, California. Our manager, or another affiliate, Primecore Properties, Inc., originates and services the construction mortgage loans we invest in for a monthly management fee.

Capitalization

We have authorized 50,000,000 shares of capital stock with a $0.01 par value; 40,000,000 shares are designated Class A Convertible Preferred (Preferred Stock), and 10,000,000 shares are designated as common.

At September 30, 2002, there were 100 shares of common stock outstanding, all held by William Whitlow, Susan Fox and Michael Rider, who are employees and officers of our manager. Ms. Fox owns all of the stock of our manager.

The 22,450,280 and 21,633,864 shares of Preferred Stock outstanding as of September 30, 2002 and December 31, 2001, respectively, rank senior to our common stock as to dividends and liquidation rights. The shares are convertible into, and have voting rights equal to, the same number of shares of our common stock. We will not pay any dividends to the holders of the common stock so long as any Preferred Stock is outstanding.

Preferred Stock dividends and distributions are paid monthly in arrears and were $0.26 and $0.79 per share (based on weighted average preferred shares outstanding of 22,369,856 and 22,058,891) for the three and nine months ended September 30, 2002, compared with $0.29 and $0.86 per share (based on weighted average preferred shares outstanding of 21,874,159 and 21,296,753) for the three and nine months ended September 30, 2001. The terms of our dividend reinvestment plan permit our shareholders to reinvest dividends in additional shares of Preferred Stock, currently at $10 per share.

Holders of our Preferred Stock do not have a right to redeem their shares. Our Board of Directors has adopted a stock redemption policy for Preferred shareholders who wish to sell their shares to us. The policy may be modified or terminated at the Board's discretion at any time. Redemption of shares, at a price determined by the Board of Directors, occurs only when we have cash available for distribution. Cash available for distribution is determined at the Board of Director's sole discretion, and is net of current expenses, anticipated expenses, dividends, debt obligations and reserves for operating funds. We will not sell or otherwise liquidate any portion of our mortgage loan portfolio or other assets to fund a Preferred Stock redemption request. We also reserve the right to limit the number and frequency of stock redemptions by any shareholder. Because of the slowdown in our loan repayments, and the amount and timing of other contractual obligations, we presently do not anticipate making any redemption payments through the end of the calendar year.

We sell our stock through private placement and have closed four private placements since our inception, issuing 25,386,912 shares at $10.00 per share. Under our current private placement, which opened on April 15, 2002 for 20,000,000 shares of Preferred Stock, we have issued 774,447 shares at $10 per share as of September 30, 2002. We use the proceeds from issuance of our Preferred Stock primarily to fund additional loans and also for working capital purposes.

                         PRIMECORE MORTGAGE TRUST, INC.

                          NOTES TO FINANCIAL STATEMENTS
                  For the nine months ended September 30, 2002
                                   (unaudited)


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

Retained Deficit

We had a retained deficit as of September 30, 2002 and December 31, 2001 primarily because we pay dividends to the holders of our Preferred Stock based on our taxable income in accordance with REIT requirements. Our taxable income differs from income measured in accordance with generally accepted accounting principles in the United States of America due to timing differences in the recognition of income from our investments in real estate. Refer to Income Taxes in Note 2 below.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Restatement of Previously Reported Financial Condition

The balances presented at December 31, 2001 have been restated to correct the accounting of an affiliate loan. The loan should have been determined to have been impaired in November 1999 when the obligor defaulted under the terms of the loan and the expected estimated future cash flows of the underlying collateral were less than the then carrying value of the investment. Subsequently, on or about March 2000, in order to protect the shareholders from loss of capital as a result of the impairment, the Manager provided a guaranty of repayment. Prior filings did not present the impairment. However, we have now determined that because the guaranty was provided subsequent to the determination of impairment, in accordance with our accounting policy on impairments, the loan should have been written down by the amount of the impairment when the determination was made.

The following schedule sets forth the restated amounts:

                                                       As previously           Amount of
December 31, 2001                                           reported              change         As Restated
                                                    -----------------    ----------------    ----------------
Investments in real estate under development by
     affiliates                                        $  40,237,961       $ (9,468,139)       $  30,769,822
Total assets                                             194,064,643         (9,468,139)         184,596,504
Retained Deficit                                         (57,572,995)        (9,468,139)         (67,041,134)
Total liabilities and shareholders' equity             $ 194,064,643       $ (9,468,139)       $ 184,596,504

Basis of Presentation

The accompanying unaudited financial statements present the financial position of the Company as of September 30, 2002, and December 31, 2001, as restated, and the results of operations and cash flows of the Company for the three months and nine months ended September 30, 2002 and 2001. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position and results of operations of the Company as of September 30, 2002 and 2001 and for the periods then ended.

                         PRIMECORE MORTGAGE TRUST, INC.

                          NOTES TO FINANCIAL STATEMENTS
                  For the nine months ended September 30, 2002
                                   (unaudited)


Use of Estimates

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States using the accrual method of accounting. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Investments in Real Estate under Development and Investments in Real Estate under Development by Affiliates

Most of our loans are classified for financial reporting purposes as investments in real estate under development or investments in real estate under development by affiliates (Notes 3 and 4). Revenue from interest and points is recognized as cash is received from the sale or refinancing of such properties. Loans are classified as investments in real estate under development or investments in real estate under development by affiliates and investments in real estate held for sale and include amounts funded under the loan agreements and capitalized interest expense. If our loans qualified as loans under US GAAP, interest and points would be recognized in income as earned instead of at the time of sale of the underlying property.

Such investments are stated at the lower of cost or net realizable value. Management conducts a review for impairment on an investment-by-investment basis whenever events or changes in circumstances indicate that the carrying amount of an investment may not be recoverable. Impairment is recognized when estimated expected future cash flows (undiscounted and without interest charges), typically from the sale of a completed property, are less than the carrying amount of the investment, which does not include accrued interest and points. The estimation of expected future net cash flows is inherently uncertain and relies to a considerable extent on assumptions regarding current and future economic and market conditions. If, in future periods, there are changes in the estimates or assumptions incorporated into the impairment review analysis, the changes could result in an adjustment to the carrying amount of the investments. To the extent an impairment has occurred, the excess of the carrying amount of the investment over its estimated fair value, less estimated selling costs, will be charged to operations.

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

Income from Completed Real Estate Development

Our investment objective is to make construction mortgage loans on projects we believe are likely to ultimately sell for an amount sufficient to repay the principal plus accrued interest and points on those loans at the contracted interest rate. We do not intend to own or develop property and do not participate in the profit realized by the borrower, including affiliated borrowers, upon sale of the property.

We recognize income from our investments in real estate under development upon the sale or refinancing of the completed real estate to or by a third party. No interest income or points are recognized until the financed property is sold or

                         PRIMECORE MORTGAGE TRUST, INC.

                          NOTES TO FINANCIAL STATEMENTS
                  For the nine months ended September 30, 2002
                                   (unaudited)


refinanced. We compute income as the difference between cash received from the sale or refinancing of the property and the carrying value of the investments at the date of repayment.

Income Taxes

To continue to qualify as a REIT, we must distribute at least 90 percent of our taxable income each year. As a REIT, we generally will not be subject to corporate-level federal income tax on net income we distribute to our shareholders. As such, no provision for federal income taxes is included in our financial statements. Such taxes are the responsibility of the individual Preferred shareholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property and to federal income and excise taxes on our undistributed taxable income.

Our taxable income for the nine months ended September 30, 2002 and 2001 is computed as follows:


                                               Nine Months          Nine Months
                                                     Ended                Ended
                                        September 30, 2002   September 30, 2001
                                       -------------------- --------------------

Revenues - interest income and points       $   25,031,353      $    29,686,207
Operating expenses                              (9,612,588)         (12,769,249)
Loan losses                                     (1,467,529)                  --
                                       -------------------- --------------------

   Taxable income before dividends              13,951,236           16,916,958
   Dividends and distributions                 (17,369,556)         (18,367,003)
                                       -------------------- --------------------

   Distributions in excess of
     taxable income                         $   (3,418,320)      $   (1,450,045)
                                       ==================== ====================

Our taxable income differs from income measured in accordance with generally accepted accounting principles in the United States of America due to timing differences in the recognition of income from our investments in real estate. For tax purposes, interest and points are accrued as income according to the terms of our loan contracts, but not recognized under generally accepted accounting principles in the United States of America until the contract has been paid through sale or refinancing of the secured property. We distribute Preferred Stock dividends at a level sufficient to satisfy specified return targets for our investors. As a result, actual dividends may be in excess of taxable income. Dividend distributions are subject to adjustment by our Board of Directors based upon prevailing market and company specific conditions. Timely payment of Preferred Stock dividends could be adversely effected if we experience a slow down in the repayment of our loans. Dividends could be significantly reduced upon determination of a decline in the value of our loan portfolio or to adjust for expected loan losses. Subsequent to September 30, 2002 we decreased our distribution rate to shareholders. Refer to Note 11 - Subsequent Events for a discussion.

Net Loss Per Share of Common Stock

Per share amounts for our common stock are computed using the weighted average common shares outstanding during the period. Net loss used in the calculation is increased by declared dividends owed to preferred shareholders. The diluted weighted average common shares outstanding include the dilutive effect of stock options and other common stock equivalents. There are currently no stock options or other dilutive common stock equivalents, and as a result, the basic and diluted weighted average common shares outstanding for the three and nine months ended September 30, 2002 and 2001, are the same and are 100 shares.

                         PRIMECORE MORTGAGE TRUST, INC.

                          NOTES TO FINANCIAL STATEMENTS
                  For the nine months ended September 30, 2002
                                   (unaudited)

3.   INVESTMENTS IN REAL ESTATE UNDER DEVELOPMENT:

We make loans with maturity dates generally ranging from 12 to 18 months. The term of a loan may be extended, when management deems it appropriate to do so. For financial reporting purposes, we account for our loans as investments in real estate under development. Investments in real estate under development represent funds advanced in cash plus capitalized interest on arrangements in effect at any particular time. Since real estate under development generates no operating income, we do not accrue any income for financial reporting purposes until the sale to a third party or refinancing of a property by another lender. The income that we ultimately realize is based upon the terms of the construction mortgage loan. During the nine months ended September 30, 2002, fixed interest rates on loans outstanding ranged from 11 percent to 16 percent. In the case of loans on which the borrower defaulted, the interest rate charged during the period of default was an additional 5 percent over the note rate. In addition, we charged points, which were typically 4 percent of the borrowed amount during the nine months ended September 30, 2002. Collection of the charged interest and points is dependent on the value of the property financed.

The following table summarizes our portfolio of investments in real estate under development at September 30, 2002:

                             Maturity          Commitment            Carrying
Location - County               Dates              Amount              Amount
------------------------------------------------------------------------------

Alameda                   12/02-04/03       $   6,894,000      $    1,959,629
Marin                     06/01-09/03          35,740,000          20,530,655
Monterey                  12/02-12/03          29,825,000          10,961,702
Napa                      11/02-11/02           4,750,000           3,243,833
San Francisco             03/02-06/03          25,675,000          11,973,691
San Mateo                 06/02-12/03          53,274,485          32,163,482
Santa Clara               03/02-05/03          24,020,000          14,904,861
Santa Cruz                06/01/06/01           6,750,000           5,051,495
                                      -------------------- -------------------
                                           $  186,928,485      $  100,789,348
                                      ==================== ===================

During the three and nine months ended September 30, 2002, we capitalized $394,892 and $1,407,169 of interest expense from our secured line of credit and our unsecured notes payable to investments in real estate under development.

We will fund unfunded commitments on existing loans from the repayment of other loans, borrowings on our line of credit (Note 7), issuance of short-term notes payable or issuance of additional preferred stock. As of September 30, 2002 our unfunded commitment was $38,758,295, exclusive of interest and points. We believe we will have adequate sources of capital to fund these commitments when and as they become due.

As of September 30, 2002, we had loans with a carrying amount of $16,655,562, which had not been paid by their stated maturity dates and which we do not intend to extend compared with $19,218,517 at December 31, 2001. These loans are accruing interest at the default rate, which is 500 basis points above the note rate. Additionally, at September 30, 2002, we had recorded notices of default on loans with a carrying amount of $9,550,305 compared with $14,293,382 at December 31, 2001. Recording a notice of default begins the process of foreclosure. In many cases we expect the borrower will have sufficient time to either sell or refinance the property before the foreclosure period expires. All loans for which a notice of default has been recorded are charged interest at the default rate which interest will be collected upon repayment of the loan assuming there are sufficient proceeds.

During the three and nine months ended September 30, 2002, we charged $550,984 and $1,945,042, respectively to operations for investments we believe are impaired compared with none during the three and nine months ended September 30, 2001.

                         PRIMECORE MORTGAGE TRUST, INC.

                          NOTES TO FINANCIAL STATEMENTS
                  For the nine months ended September 30, 2002
                                   (unaudited)

4.   INVESTMENTS IN REAL ESTATE UNDER DEVELOPMENT BY AFFILIATES:

We have also made loans to affiliates of the Manager acting as the developer. These arrangements are accounted for in a manner identical to that described in
Note 3 above.

The following table summarizes our portfolio of investments in real estate under development by affiliates at September 30, 2002:

                          Maturity     Commitment Amount            Carrying
Location - County            Dates                                    Amount
-------------------- -------------- --------------------- -------------------

San Mateo              01/03-04/03        $   14,200,000       $   8,965,920
Santa Clara            12/01-03/03            52,425,000          16,422,454
                                    --------------------- -------------------
                                          $   66,625,000       $  25,388,374
                                    ===================== ===================

During the three and nine months ended September 30, 2002, we capitalized $113,432 and $334,513 of interest expense from our secured line of credit and our unsecured notes payable to investments in real estate under development by affiliates.

We will fund unfunded commitments on existing loans from the repayment of other loans, borrowings on our line of credit (Note 7), issuance of short-term notes payable or issuance of additional preferred stock. As of September 30, 2002 our unfunded commitment was $5,366,135, exclusive of interest and points. We believe we will have adequate sources of capital to fund these commitments when and as they become due.

We charged $4,923,858 to operations for impairments on Investments in Real Estate by Affiliates during the three and nine months ended September 30, 2002, respectively compared with none for the three and nine months ended September 30, 2001. See Note 11 - Subsequent Events for a discussion of impairments related to Investments in Real Estate by Affiliates.

5.   INVESTMENT IN REAL ESTATE HELD FOR SALE:

As of September 30, 2002, we held title to twenty properties received through foreclosure or by deed in lieu of foreclosure. The following table summarizes investments in real estate held for sale at September 30, 2002:


                                           Commitment            Carrying
County                    Number               Amount              Amount
------------------------ -------- ----------------------- ----------------
Alameda                        2        $  14,365,000       $   4,941,467
Marin                          3            9,075,000           7,399,084
San Francisco                  1            2,500,000           1,488,601
San Mateo                      3            7,025,000           4,933,751
Santa Clara                   11           24,600,000          14,759,974
                                  ----------------------- ----------------
         Total                20        $  57,565,000       $  33,522,877
                                  ======================= ================

We report these properties at the lower of their existing carrying amount or net realizable value and are in various stages of construction. They will be sold in the manner which we believe maximizes their value to us. During the three and nine months ended September 30, 2002, we capitalized $108,665 and $207,404 of interest expense to investments in real estate held for sale that are still under construction.

                         PRIMECORE MORTGAGE TRUST, INC.

                          NOTES TO FINANCIAL STATEMENTS
                  For the nine months ended September 30, 2002
                                   (unaudited)

Additional funds will be required to complete the investments in real estate held for sale. We will fund these costs from the repayment of other loans, borrowings on our line of credit (Note 7), issuance of short-term notes payable or issuance of additional preferred stock. As of September 30, 2002 our estimated costs to complete these investments was $12,030,334.

We charged $2,517,329 and $2,596,587 to operations for impairments on Investments in Real Estate Held For Sale during the three and nine months ended September 30, 2002 compared with none for the three and nine months ended September 30, 2001.

6.   LOAN SECURED BY REAL ESTATE:

We had a loan secured by real property which we received as payment for one of our Investments in Real Estate by Affiliates. The loan bears fixed interest at 7%, with interest payments of $27,388 payable monthly and matures on August 1, 2003. The loan is secured by three parcels of real property and is subject to certain collateral release provisions.

7.  NOTES PAYABLE:

We had unsecured borrowings of $14,827,448 at September 30, 2002 compared with $17,312,526 at December 31, 2001 on notes issued to accredited investors through private placements. These notes have varying maturities of up to two years from the date of issuance and bear interest at fixed rates between 9 and 12.5 percent with interest payable monthly in arrears. We may repay these notes, without penalty, at our option before their stated maturity. As of September 30, 2002, we estimate that the carrying amounts of our notes payable approximate their fair value based on current borrowing rates available to us. Additionally, at September 30, 2002, we had $70,649 compared with $0 at December 31, 2001 due on notes payable to financial institutions to finance the cost of our insurance policy. The note bears interest at 11.274% and requires monthly payments of $10,476.

The following table summarizes the maturities of our notes payable at September 30, 2002:

               Year                                       Amount
               ------------------------------   -----------------
               2002                                 $  7,127,910
               2003                                    7,229,538
               2004                                      470,000
                                                -----------------
                        Total                       $ 14,827,448
                                                =================


8.   LINE OF CREDIT:

We have a $15,000,000 line of credit with a commercial bank. The amount borrowed under the line of credit at September 30, 2002, was $15,000,000, compared with $15,000,000 at December 31, 2001. The line of credit is collateralized by our assets and guaranteed by our manager and another affiliate, carries interest at prime plus 1.50 percent (6.25 percent at September 30, 2002) and matures in May 2003. In order for us to request advances on our line of credit, the terms of the line of credit require, among other provisions, that we maintain total equity of no less than $150,000,000, a debt to equity ratio of less than 1.5 to
1.0 and quarterly taxable income from operations of at least $500,000. Since our total equity at September 30, 2002 was less than $150 million, we will be unable to request additional advances until we either obtain a waiver of the requirement or increase our equity to at least $150 million. We incurred loan fees and other costs of $235,169 in connection with this loan, which are included in other assets in the accompanying balance sheets and are being amortized on the effective interest method over the life of the facility. Accumulated amortization of loan fees amounted to $142,645 at September 30, 2002.

                         PRIMECORE MORTGAGE TRUST, INC.

                          NOTES TO FINANCIAL STATEMENTS
                  For the nine months ended September 30, 2002
                                   (unaudited)

9.   TRANSACTIONS WITH AFFILIATES:

Management Fees

A management agreement dated March 30, 1999, as amended, between us and our Manager provides for a monthly fee payable in arrears equal to 0.25 percent of the total commitment amount of the loans in our investments in real estate under development, in our investments in real estate under development by affiliates, and in our investments in real estate held for sale. For the three and nine months ended September 30, 2002, the portfolio management fees earned by our manager were $2,438,338 and $7,546,893 compared with $2,808,680 and $8,919,897 for the three and nine months ended September 30, 2001.

In January 2002, the Board of Directors approved an amendment to the management agreement which clarified that the commitment amount of loans which had been foreclosed upon by us would be included in the calculation of the management fee. The clarification was retroactive and all previously uncharged fees totaling $160,728 were then charged in February 2002.

Subsequent to September 30, 2002 we restructured our agreement with the Manager. Refer to Note 11 - Subsequent Events for a discussion.

Real Estate Sales Commissions

We paid real estate sales commissions of $40,200 and $125,865 for the three and nine months ended September 30, 2002 to Primecore Properties, Inc., an affiliate. The commissions were paid for services provided by Primecore Properties under listing agreements to sell property acquired by us through foreclosure or deed in lieu of foreclosure.

Payable to Affiliate

The $141,319 and $31,193 payable to affiliate at September 30, 2002 and December 31, 2001, respectively, represents short-term advances to us by our manager to facilitate our cash management.

Affiliate Loans

Loans assumed by, or made to, our affiliates represent a material portion of our investments. As of September 30, 2002, loans assumed by or made to our affiliates represented 21% of our loan commitments and 16% of the carrying amount of those commitments compared with 21% of loan commitments and 17% of the carrying amount as of December 31, 2001, as restated.

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

Primecore   Properties,   Inc. is  our  affiliate  and  is  a  California
corporation, incorporated in 1997. Ms. Fox is its sole shareholder and one of its directors. Primecore Properties, Inc. is licensed by the California Department of Real Estate as a real estate broker. Except as disclosed above, Primecore Properties, Inc. does not receive any compensation from us, but does provide services to us for certain activities that require a California real estate broker license. Those services are performed for us under the terms of

                         PRIMECORE MORTGAGE TRUST, INC.

                          NOTES TO FINANCIAL STATEMENTS
                  For the nine months ended September 30, 2002
                                   (unaudited)

our management agreement with Primecore Funding Group, Inc. There are currently no arrangements for us to separately compensate Primecore Properties, Inc. for those services.

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

The following is a summary of loans assumed by our affiliates as of September 30, 2002, categorized by loan number, project name, affiliate, commitment amount and carrying amount.

                                                                     Carrying
   Loan             Project Name                    Commitment         Amount
----------------------------------------------- ---------------- ---------------

Primecore Funding Group, Inc.

   Loan 2376        104 Second Street               $ 3,825,000     $        --
   Loan 2447        Affiliate properties             13,500,000              --
   Loan 2512        Affiliate properties              7,000,000              --
                                                ---------------- ---------------

                       Total Primecore
                    Funding Group, Inc. loans      $ 24,325,000     $        --
                                                ================ ===============

99 Investors, LLC

   Loan 2404        7 Lots, Los Altos Nursery      $ 18,100,000    $  9,889,000
   Loan 2428        Quarry Estates - Lot 15           5,000,000       3,450,000
   Loan 2429        Quarry Estates - Lot 16           5,000,000       3,083,454
   Loan 2455        91 Fleur Place                    7,100,000       3,538,286
   Loan 2469        37 Euclid                         7,100,000       5,427,634
                                                ---------------- ---------------
                       Total 99 Investors          $ 42,300,000    $ 25,388,374
                                                ================ ===============

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

                         PRIMECORE MORTGAGE TRUST, INC.

                          NOTES TO FINANCIAL STATEMENTS
                  For the nine months ended September 30, 2002
                                   (unaudited)

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

Loan no. 2404 was made to 99 Investors, LLC in September 1999. Repayment is secured by a single junior deed of trust on 7 lots in Los Altos, California. The loan is for development of 7 single-family residences. As of June 30, 2002, three homes were complete and on the market for sale.

Loan nos. 2428-29 were made to 99 Investors, LLC in March 2000. Repayment is secured by junior deeds of trust. The developments are single family residences in Los Altos Hills. As of September 30, 2002, one of the homes was complete and on the market. The final home is scheduled to complete in November 2002.

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

Subsequent to September 30, 2002 we restructured our affiliate loans. Refer to
Note 11 - Subsequent Events for discussion.

10.   COMMITMENTS AND CONTINGENCIES:

Litigation

We are involved in legal actions arising in the normal course of our business. We are not presently subject to any material litigation nor, to our knowledge, is any litigation threatened against us which collectively is expected to have a material adverse effect on our cash flows, financial condition or results of operations.

Construction Contracts

In connection with our development of investments in real estate held for sale, we have entered into contracts with construction companies totaling $851,572 to complete these projects where necessary. We will make payments on these contracts as construction progresses in much the same manner we do for our investments in real estate under development and investments in real under development by affiliates.

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

                         PRIMECORE MORTGAGE TRUST, INC.

                          NOTES TO FINANCIAL STATEMENTS
                  For the nine months ended September 30, 2002
                                   (unaudited)

11.  SUBSEQUENT EVENTS:

On October 17, 2002, our Board of Directors met to decide on a means of addressing a number of matters, including the impact of the economic downturn over the past year on the Company. The meeting followed several prior meetings of the Board during which the Board considered alternatives for addressing the issues related to our investments resulting from the economic downturn. At the meeting, the following matters were resolved by the Board:

The Board voted unanimously to adjust our monthly cash distribution to shareholders from $0.0875 per share to $0.0583 per share beginning with distributions declared in October 2002 and paid in November 2002. In adjusting the distribution, the Board considered the following factors: the economy over the past year; prospects for a quick turnaround in the economy; the economic uncertainties arising from world events; and the San Francisco Bay Area real estate market conditions and its actual and potential impact on our loan portfolio. The Board also considered the needs of shareholders when setting the distribution rate, recognizing the desires of shareholders to receive monthly distributions and also recognizing that distributions at the specified rate will result in a return of capital to shareholders since the distributions will exceed income. The Board will continue to review and reassess the distribution policy as new information becomes available.

The Board, acting by the unanimous vote of its directors independent of management, with all management directors abstaining, voted to concurrently enter into: (a) an amended and restated Management Agreement with our Manager,and (b) an agreement regarding loans made to affiliates. The principal amendments to the Management Agreement are: (a) a change in the method of determining the management fee, whereby the management fee is more closely tied to performance of the Company, with the base fee being reduced, and with bonuses tied to certain cash flow and income per share performance criteria; and (b) a change in favor of the Company in the fee payable upon termination. The principal terms of the affiliate loan agreement, which sets forth all obligations relating to loans previously made to affiliated entities, are: (a) ownership of all properties secured by "Affiliate Loans" shall be transferred to the Company; (b) PFG has agreed to pay, and has paid to the Company, the remaining carrying amount, of loans made to Eprime, Inc., an affiliate; and (c) PFG has agreed to pay the Company over time any impairment of loans made to 99 Investors, LLC, an affiliate. Such impairment will be determined as the difference, if any, between the appraised values of the properties transferred, and our carrying amounts of the contracts owed by 99 Investors, LLC.

The affiliate loan agreement provides that payment of any obligation arising from the 99 Investors loans will be made from the Manager's performance related compensation. We have accounted for our estimate of the receivable using the cost recovery method. Accordingly, we have charged $4,923,858 to operations during the three months ended September 30, 2002 and will report realization of this estimated receivable as income when the Manager makes the required payments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Our material financial transactions have been purchasing and holding a portfolio of construction loans determined to be acquisition, development and construction ("ADC") mortgage loans. In accordance with industry practice, we classify such mortgage loans as investments in real estate.

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

Results of Operations

Revenues

We recognize income only after we receive payment even though our loan contracts accrue interest income and loan fees ("Income") during the term of the contract. We typically receive these payments at the end of the contract term when the financed property has been sold or refinanced by third parties. Our repayment transactions are relatively large in amount yet few in number, so our income is subject to wide variations from period to period as the timing of even a single loan repayment can have a material impact on our revenues as reported under US GAAP. For the three months and nine months ended September 30, 2002 we recognized income of $2,908,390 and $10,746,916 compared with $1,430,690 and $8,151,866 for the same periods in 2001. Our US GAAP income has increased over the prior year mainly because the loans that repaid have been outstanding for longer periods and have higher amounts of accrued income than the prior year.

During the same period that we recognized higher US GAAP revenues, the accrued income we recognized for tax purposes, and which we are entitled to collect if there are sufficient proceeds from the disposition or refinance of the properties, decreased to $7.9 million and $25.0 million for the three and nine months ended 2002 compared with $9.2 million and $29.7 million for the three and nine months ended 2001. These accruals represent a rate of return of 12.73% and 13.52% for the three and nine months ended September 30, 2002 compared with 14.50% and 15.41% for the three and nine months ended September 30, 2001. The decrease in the accrued income and the accrual rate of return is largely the result of the high number and amount of properties we took back in foreclosure. These properties do not accrue interest after we have taken possession and in many cases the value of the properties will not be sufficient to provide for collection of all or part of the income that had been accrued prior to foreclosure.

Since we do not receive interest payments on our contracts until the underlying property is sold or refinanced, and we do not generally require our borrowers to guarantee the contracts, the collection of the income we accrue to our loans is solely dependent upon the value of the property when it is sold. Approximately 70% of the carrying amount of our portfolio is invested in real estate with prices expected to sell over $2.5 million. This high end sector of the market has been subject to the greatest price decreases in the San Francisco Bay Area. Consequently, our ability to collect the income that has been accruing on our contracts has become impaired. At September 30, 2002 we were contractually entitled to approximately $72 million of interest and points accrued on our contracts. Based on current estimated values of the properties, we anticipate receiving approximately $45 million of that accrued income if all properties were sold today.

Based on our investment strategy, we target a 16% gross internal rate of return from our contracts. From this return we pay our expenses and distribute dividends to our shareholders. From the contracts which repaid, we received an internal rate of return of 13.02% and 12.79% for the three and nine months ended September 30, 2002. Due to the impaired collectibility of our income discussed above, we expect our internal rates of return to decrease significantly for contracts which repay through the end of 2003. As a result, subsequent to September 30, 2002 our Board decreased the distribution rate paid to shareholders. We also expect these decreased investment rates of return to remain below our target rate of 16% until we have liquidated the contracts with impaired values and reinvested those proceeds into contracts with economics based on the revised market values. We expect that process to continue throughout 2003.

Expenses

We pay management fees based on the amount of commitments on ADC contracts and foreclosed properties outstanding at the end of each month. During the three months and nine months ended September 30, 2002 our management fee expense was $2,438,338 and $7,546,893 compared with $2,808,680 and $8,919,897 for the three and nine months ended September 30, 2001. The decrease in management fee expense was due to the decrease in the balance of commitments on ADC contracts and foreclosed properties in 2002 over the comparable periods in 2001.

Since December 31, 1999, all interest costs have been capitalized as a cost of our investments in real estate under development and investments in real estate under development by affiliates. Interest cost associated with our borrowings was $616,988 and $1,949,086 for the three and nine months ended September 30, 2002, compared with $963,319 and $3,397,097 for the three and nine months ended September 30, 2001. The decrease is due to a combination of a lower average cost of debt, 8.40% and 9.32% in the three and nine months ended September 30, 2002 compared with 11.13% and 11.38% in the three and nine months ended September 30, 2001; and the lower amount of debt on our balance sheet, an average of $28.7 million and $28.4 million in the three and nine months ended September 30, 2002 compared with an average of $31.5 million and $37.2 million in the three and nine months ended September 30, 2001. We expect this trend to continue as we repay higher priced unsecured notes and replace them with lower priced notes.

Our general administrative and other expenses consist primarily of professional fees relating to audit and tax return preparation costs, directors' fees and insurance costs. General administrative and other expenses were $117,001 and $285,358 for the three and nine months ended September 30, 2002, compared with $104,651 and $374,362 for the three and nine months ended September 30, 2001. While general, administrative and other expenses were relatively unchanged from the 3 month period ending September 30, 2002 compared to 2001, the decrease for the nine months ended September 30, 2002 compared with 2001 is a combination of the result of legal costs saved when our manager hired full time legal counsel to perform tasks that had been contracted to outside counsel and the timing of audit services performed in connection with our annual audit.

Liquidity and Capital Resources

Liquidity means the need for, access to and uses of cash. In the near term, our principal sources of liquidity are the repayments of our real estate investments, funds received from issuance of unsecured notes payable, our line of credit and sales of preferred stock. Our principal demands for liquidity are funds that are required to satisfy obligations under existing loan commitments, operating expenses, interest expense associated with our indebtedness, debt repayments, dividend distributions to shareholders and redemptions to shareholders.

Sources of Liquidity

Our largest source of liquidity is the repayment of our investment contracts. We had approximately $244 million which was due under our contracts at September 30, 2002. We rely on the completion and sale of the properties securing our contracts to collect the investment we have made in our contracts. As such, the timing of our collection is largely dependent on the borrower's ability to construct the property and the real estate market conditions at the time the property is completed and ready for sale. As discussed in the Results of Operations, approximately 70% of our contracts are dependent upon the sale of properties expected to sell at prices over $2.5 million. That high end sector of the San Francisco Bay Area real estate market has suffered the worst during the economic downturn following the collapse of the dot com economy in 2000. Real estate inventory has remained high as fewer and fewer individuals compete for a stock of new housing that was planned during the height of the market and has become available after the collapse.

We expect these market conditions to continue for the foreseeable future. In this soft market, we have encouraged our borrowers to aggressively price their product, and we have done the same with the properties we have acquired through foreclosure. Although we expect this strategy will result in relatively short term, and sometimes severe, declines in the rates of return from our contracts, we believe that the longer term benefits provided by liquidity and through reinvestment of the proceeds into productive assets will justify the costs. Even with our aggressive pricing, our repayments have decreased considerably. For the nine months ended September 30, 2002 repayments from our contracts were approximately $49 million compared with $68 million for the nine months ended September 30, 2001. We expect that as we continue the strategy, and as more properties complete and are ready for sale, the rate of our repayments will increase.

In addition to loan repayments, our liquidity is enhanced through sales of our Preferred Stock and issuance of notes payable to investors. Our Preferred Stock is sold through private placement, which is continuous and ongoing. For the nine months ended September 30, 2002, we sold 1,254,964 shares of Preferred Stock for proceeds of approximately $12.5 million compared with 2,559,754 shares for proceeds of approximately $25.6 for the nine months ended September 30, 2001. We believe that the decrease in stock sales was due to the slowdown in the US economy in general and the technology sector in particular, where a lot of our clients have made their money. Additionally, the condition of the local real estate market and its impact on our portfolio have increased uncertainties about future dividend rates and stock valuation. Based on these factors we expect Preferred Stock sales to decrease substantially until and our portfolio position improves.

We continue to issue notes payable on a limited basis, however they are not a primary source of our liquidity. During the nine months ended September 30, 2002, we issued approximately $4 million in notes compared with approximately $18 million for the nine months ended September 30, 2001. Our current plan is to maintain our existing notes payable balances at levels approximating the current level, both through extension of existing notes and issuance of new notes to replace maturities.

Demands for Liquidity

Funding the commitments of our contracts is our largest demand for liquidity. For the nine months ended September 30, 2002 we funded approximately $41 million in loan commitments compared with approximately $58 million for the nine months ended September 30, 2001. We estimate that approximately $56 million will be needed to fund remaining commitments and complete the properties whose ownership we control. The exact timing of these payments depends on several factors including weather, governmental regulation and developer related issues.

Another demand for our liquidity is our line of credit which was extended in December 2001 to May 2003. Although our ability to make additional requests for advances on our line of credit has been suspended until our equity exceeds $150 million, we had already drawn the maximum amount available on the line as of September 30, 2002. We have been discussing the matter with our lender and will attempt to obtain a waiver of the requirement or negotiate an acceptable alternative.

Unsecured notes payable are also a demand for our liquidity. We have notes of approximately $7 million maturing by the end of 2002 and another $7 million maturing in 2003. As stated above, our plan is to maintain our existing notes payable balances approximating their current levels both through extension of existing notes and issuance of new notes to replace maturities of existing notes.

Payment of operating expenses constitutes a demand for our liquidity as well. Our largest operational expense is our management fee expense. This expense is based on the amount of our commitments to fund contracts. As our commitments have declined, the management fee has declined correspondingly. Based on our current commitment level and our restructured management agreement, we expect to pay management fees of approximately $3 million in the last three months of 2002 and $5.2 million in 2003. See the financial statements Note 11 - Subsequent Events for a discussion of the changes to our management agreement. Our remaining operating expenses consist mainly of accounting, legal and certain insurance expenses. We expect those amounts to remain fairly constant at approximately $45,000 per month.

Although dividend payments are not contractual obligations, and are therefore not a strict demand for our liquidity they are a fundamental component of our business due to our REIT status. In order to maintain our REIT status, we must distribute dividends equal to at least 90% of our taxable income. Failure to meet the dividend distribution requirements would jeopardize our REIT status and could substantially reduce the rate of return we pay to our shareholders. We currently expect our taxable income to be substantially reduced through 2003 and would therefore have the flexibility to decrease, or even stop, dividend payments during that period. See the financial statements Note 11 - Subsequent Events for a discussion regarding changes to our dividend distribution rate.

Because of the slowdown in our loan repayments, and the amount and timing of other contractual obligations, we presently do not anticipate making any redemption payments through the end of the calendar year. In the nine months ended September 30, 2002 we paid approximately $7 million to preferred stockholders compared with approximately $8.6 million paid in the nine months ended September 30, 2001. We began the year with outstanding redemption requests of approximately 3.8 million shares. With new requests received, redemption payments made and redemption cancellations, requests stood at approximately 4.0 million shares at September 30, 2002.

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

Loan Accounting. We have applied the guidance of AICPA Practice Bulletin 1, Purpose and Scope of AcSEC Practice Bulletins and Procedures for Their Issuance,
Exhibit I in accounting for our investment loans as real estate acquisition, development, or construction (ADC) arrangements. In accordance with the ADC accounting rules, we do not accrue income for interest and points on our loans until the sale or refinancing of a property. Revenue from interest and points is recognized as cash is received from the sale to a third party or refinancing to another lender of such properties. Loans are classified as investments in real estate under development or investments in real estate under development by affiliates and investments in real estate held for sale (see Notes 3, 4 and 5 to the financial statements) and include amounts funded under the loan agreements and capitalized interest expense. If our loans qualified as loans under GAAP, interest and points would be recognized in income as earned instead of at the time of sale of the underlying property.


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


ITEM 4.   CONTROLS AND PROCEDURES.

Within the past 90 days we carried out an evaluation, under the supervision of the Company's Chief Executive officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have each concluded that those controls and procedures were effective in making known to them, on a timely basis, the material information needed for the preparation of this Report on Form 10-Q. There were no significant changes in the Company's internal controls or in other factors that could significantly affect those internal controls since the date of their evaluation nor did we find any significant deficiencies and material weaknesses that would have required corrective actions to be taken with respect to those controls.

PART II.

OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

We are not presently subject to any material litigation nor, to our knowledge, is any litigation threatened against us which collectively is expected to have a material adverse effect on our cash flows, financial condition or results of operations.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

(a)      Not Applicable.

(b)      Not Applicable.

(c)      Sales of Equity Securities.

Between January 1, 2002 and September 30, 2002, we sold and issued 1,254,964 shares of our Class A Convertible Preferred stock. Purchasers of such Class A Convertible Preferred stock paid $10 per share.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

Exhibits included with this Form 10-Q following the signature page, or those incorporated by reference to other filings are:

1 Articles of Incorporation of the Company are hereby incorporated herein by reference from Exhibit 3(i) to the Company's Registration Statement on Form 10-12G, filed on April 28, 2000

2 Articles Supplementary of the Company are hereby incorporated herein by reference from Exhibit 99.1 to the Company's Registration Statement on Form 10-12G, filed on April 28, 2000

3 Bylaws, Amended March 21, 2000 are hereby incorporated herein by reference from Exhibit 3(ii) to the Company's Registration Statement on Form 10-12G, filed on April 28, 2000

4 Bylaws, Amended March 1, 2001 are hereby incorporated herein by reference from Exhibit 3ii.2 to the Company's Annual Report on Form 10-K, filed on March 30, 2001

5 Specimen Stock Certificate is hereby incorporated herein by reference from Exhibit 99.2 to the Company's Registration Statement on Form 10-12G, filed on April 28, 2000

6 Registration Rights Agreement is hereby incorporated herein by reference from Exhibit 4.1 to the Company's Registration Statement on Form 10-12G, filed on April 28, 2000

7 Founder's Registration Rights Agreement is hereby incorporated herein by reference from Exhibit 4.2 to the Company's Registration Statement on Form 10-12G, filed on April 28, 2000

8 Management Agreement dated March 30, 1999 is hereby incorporated herein by reference from Exhibit 10 to the Company's Registration Statement on Form 10-12G, filed on April 28, 2000

9 Management Agreement dated October 1, 2000 is hereby incorporated herein by reference from Exhibit 10.2 to the Company's Annual Report on Form 10-K, filed on March 30, 2001

99.1     Certification by Susan Fox as Chief Executive Officer

99.2     Certification by Michael Rider as Chief Financial Officer

(b)      Reports on Form 8-K

Form 8-K filed 8/6/2002

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   November 14, 2002                        /s/ SUSAN FOX
                                                  -------------------------
                                                  Susan Fox, President


Dated:   November 14, 2002                        /s/ MICHAEL RIDER
                                                  -------------------------
                                                  Michael Rider, Chief
                                                  Financial Officer


Dated:   November 14, 2002                        /s/ WILLIAM E. WHITLOW
                                                  -------------------------
                                                  William E. Whitlow, Chairman
                                                  of the Board

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

         I, Susan Fox, certify that:

1.                I have reviewed this Form 10-Q of Primecore Mortgage Trust,
                  Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



         /s/ SUSAN FOX
         --------------------------
         Susan Fox, President
         November 14,2002

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

         I, Michael Rider, certify that:

1.                I have reviewed this Form 10-Q of Primecore Mortgage Trust,
                  Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



         /s/ MICHAEL RIDER

         Michael Rider, Chief Financial Officer
         November 14, 2002