Form 10-K
period 2002-12-31
PRIMECORE MORTGAGE TRUST INC
filed 2003-03-31
CIK 1086670

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
              Annual Report Pursuant to Section 13 or 15(d) of the
                    Securities Exchange Act of 1934
                  For the Fiscal Year Ended December 31, 2002

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

              Securities registered under Section 12(b) of the Act:
                                      None
          Securities registered pursuant to Section 12(g) of the Act:
         Class A Convertible Preferred Stock, par value $0.01 per share
                                    (Title of class)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [ ]

   Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

      The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant is $0. Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: 100 Shares of Common Stock

                                     PART I

ITEM 1.  BUSINESS

The Company and Affiliates

     We are a real estate investment trust (REIT) incorporated in Maryland on March 18, 1999. We began operations May 1, 1999. We make and fund short-term construction mortgage loans that are made to developers of for-sale, single-family and multi-unit residential real estate. All loans are secured by recorded deeds of trust on the property being developed, and title insurance protecting the position of the deeds of trust is always a condition to making a loan. Most loans are secured by first deeds of trust on the property being developed, although, under proper circumstances and where the loan meets our requirements, we may accept a junior deed of trust. To date, we have made loans only in Northern California, however, there is no restriction on our ability to make or fund loans in other areas. We do not engage in any foreign operations or derive any revenue from foreign operations.

     Primecore Funding Group, Inc., an affiliate, pursuant to an amended and restated management agreement dated October 17, 2002, manages all of our affairs. We have no employees. Our manager, or an affiliate of our manager, originates and services all of the mortgage loans that we make and the properties we own through foreclosure or deed in lieu of foreclosure. Our manager bears all operating expenses connected with originating and managing our mortgage loan portfolio and receives a monthly management fee. At December 31, 2002, our manager serviced our portfolio of mortgage loans with an aggregate balance of $192.6 million.

     Susan Fox, one of our founders, is the President and sole shareholder of Primecore Funding Group, Inc. Primecore Funding Group, Inc. holds a restricted real estate broker license issued by the California Department of Real Estate. We have affiliates with whom we share common officers and some common directors, but which have their own, independent business purposes. Our affiliates include Primecore Properties, Inc., Eprime, Inc., and 99 El Camino Partners LLC. 99 Investors, LLC is a California limited liability company of which the Company is the sole member. We have issued four classes of securities: (1) common stock;
(2) Class A Convertible Preferred stock; (3) Series A notes; and (4) Series B notes.

Business Strategies

     Our investment objective is to make construction loans on projects that we believe are likely to ultimately sell for an amount in excess of the loan principal, plus interest at the agreed upon rate, and contractual loan fees. We conduct, through our manager, centralized loan underwriting and pricing, project evaluation, loan funding and loan servicing to maintain control of the risks of operating a construction mortgage lending operation and managing a portfolio of short-term construction mortgage loans. All of our loans are secured by recorded deeds of trust, and are supported by loan documents that have been designed to protect our investments. Our manager manages the loans with the goal of assuring that disbursements are proper and that projects are built, to the maximum extent possible, in accordance with stated budgets and timelines.

     We serve a niche that is different from institutional new-home construction lenders. Nevertheless, we face competition in the business of originating and servicing construction mortgage loans from banks, thrifts and other independent mortgage lenders. While many of these entities have significantly greater resources, we compete effectively due to: (1) our tax advantaged status as a REIT; (2) our concentration in construction lending, (3) freedom from bureaucracy that allows more flexibility in meeting borrower needs; and (4) freedom from regulatory-related administrative costs and requirements, which requirements can result in increased costs to the borrower due to delays in loan approval, construction or funding of loans.

Dividend Policy and Distributions

     In order to maintain our status as a REIT, we are required to distribute at least 90% of our annual taxable income. We currently make dividend distributions monthly, although this is subject to change at the discretion of our Board of Directors. So long as shares of preferred stock remain outstanding, only holders of our preferred stock will receive dividends; and there will be no cash dividends declared or paid on our common stock.

     We pay dividends monthly to shareholders of record based on the number of weighted average shares owned during the preceding calendar month. Since we began operations on May 1, 1999, we have paid dividends totaling $3.97 per weighted average share.

     Our Board of Directors determines the amount of dividends. On October 17, 2002, our Board of Directors voted unanimously to adjust our monthly dividend distribution to shareholders from $0.0875 per share to $0.0583 per share beginning with distributions declared in October 2002 and paid in November 2002. In adjusting the distribution, the Board considered the following factors: the economy over the past year; prospects for a quick turnaround in the economy; the economic uncertainties arising from world events; and the weakness in the San Francisco Bay Area real estate market and its actual and potential impact on our loan portfolio. The Board also considered the needs of shareholders when setting the distribution rate, recognizing the desires of shareholders to receive monthly distributions and also recognizing that distributions at the specified rate will result in a return of capital to shareholders since the distributions will exceed income. The Board will continue to review and reassess the distribution policy as new information becomes available.

Mortgage Lending

     General Business Model. Our business plan is to make and hold to maturity a portfolio of construction mortgage loans for investment that generates a net interest margin over time and allows us to take full advantage of our REIT status. The loans are made to developers of for-sale, single-family and multi-unit residential real estate. Our loans often include funding for both land acquisition and development. Most loans are written with maturity dates of up to 18 months, which dates may be extended by our manager when deemed to be in the Company's best interests, especially, during periods of economic slowdown. Loan interest rates are fixed and have ranged from 11% to 18%. In the past, loan origination fees, typically 4% of the loan commitment amount, have been charged to borrowers. On a going forward basis, such origination fees may be reflected in the interest rate charged to a borrower. All loans are secured by recorded deeds of trust on the property being developed, and title insurance protecting the position of our deeds of trust is always a condition to making a loan. To date, we have made loans only in Northern California, however, there is no restriction on our ability to make or fund loans in other areas.

     All approved loans are subject to detailed loan documentation that has been formulated by legal counsel for our specific purposes. Our manager monitors all loans to ensure that they are being properly administered and that loan proceeds are properly disbursed. All loans provide for monthly payments of interest only and a payment of principal in full at the end of the loan term. In accordance with our loan documents, we generally advance the monthly interest payments out of available loan proceeds, although our loan documents provide us with a right not to advance or to cease such payments should our manager determine that conditions require such actions. Loan fees, if charged, are typically advanced out of the loan proceeds with the initial loan advance. Generally, our loans require the borrower to make a "balloon payment" equal to the principal amount, advanced interest and fees upon maturity of the loan. The loan maturity date is the date of sale of the underlying real estate or the date stated in the loan documents. Although we do not limit the amount of our investment in any single construction loan, we generally lend up to 75% of the estimated completed value of the real estate.

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

     Representing the Company in connection with arranging loans;

     In accordance with the directions of the Company's Board of Directors, investing or reinvesting any money of the Company;Furnishing reports and statistical and economic research to the Company regarding the Company's real estate loan activities and the performance of its portfolio of loans;

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

     Overseeing the servicing of the Company's loans;Establishing underwriting, appraisal and quality control procedures for the loans made by the Company;

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

     and Performing such other services as may be required from time to time for management and other activities relating to the assets and growth of the Company as the Board of Directors shall reasonably request or the Manager shall deem appropriate under the particular circumstances.


Our manager is contractually obligated to bear the following expenses on our behalf:

1. Employment expenses of the personnel employed by the Manager, including, but not limited to, salaries, wages, payroll taxes, and the cost of employee benefit plans;

2. Rent, telephone, utilities, office furniture, equipment and machinery (including computers, to the extent utilized) and other office expenses (such as asset/liability software, modeling software and other software and hardware) of the Manager needed in order to perform its duties as set forth herein;

3. Bookkeeping fees and expenses including any costs of computer services, other than in connection with communications to security holders of the Company;

4. Miscellaneous administrative expenses incurred in supervising and monitoring the Company's investments or any subsidiary's investments or relating to performance by the Manager of its functions;

5. Fees and expenses paid to advisors under agreements with the Manager;

6. Expenses connected with the acquisition of the Company's assets and mortgage loans;

7. Expenses related to the servicing of the Company's mortgage loans; and

8. Travel and related expenses of personnel of the Manager when attending meetings or performing other business activities which relate to the Company or any subsidiary of the Company.

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

     Loan Origination. Our manager evaluates prospective construction loans on our behalf. Our manager, at times with Primecore Properties, Inc., its real estate brokerage affiliate, arranges and services all loans on our behalf. Our manager employs persons skilled in loan underwriting, disbursement and monitoring, and the various business and legal issues that may be involved with real estate lending. Mortgage loan originations are generally generated from new loans made to existing developer relationships, referrals from real estate and mortgage loan brokers and contacts from prospective borrowers. Proposed loans are evaluated by our manager to determine whether the loan is of a type typically made by us, if the security for the loan and the loan to value ratio meets our investment standards, and whether the loan can be priced in a manner to meet our investment criteria and objectives. In the past, our manager has generally relied on analysis by its representatives and not on third party appraisals in determining whether to originate a particular construction loan.

In January 2003, we commissioned third party appraisals for all our existing loans and properties we owned. We will also seek third party appraisals for loans made in the future and for modified loans.

     Collateral valuation. Collateral valuation receives special attention in the underwriting of our construction loans. Our manager utilizes the experience of its employees, brokers in its real estate brokerage affiliate, third party appraisals and other information deemed useful to make assessments of a proposed project's viability and projected value, and to determine if a proposed loan meets our criteria. In the loan evaluation process, primary emphasis is placed on the ability of the underlying collateral to protect against losses in the event of default by the borrower. The evaluation is based on the projected market value of the proposed project, using various tools, including comparable sales of similar properties and projections of market appeal and demand at completion. The goal of the underwriting process is to achieve a comfort level that the projected completion value of the property will support full repayment of the outstanding loan balance.

     Loan Servicing. Our manager has overall servicing responsibility for all construction loans that we make, with the goal being protection of loan funds and collateral for loans. Servicing involves taking all steps necessary to administer the loan and collect loan payments, including monitoring the propriety of loan draw requests, monitoring progress of a project, accounting for principal and interest, addressing loan delinquencies, arranging loan workouts or extensions where appropriate, and supervising foreclosures and property dispositions. Our manager may, where appropriate, employ at the borrower's expense, an outside agent to oversee construction progress and draw requests. Loan proceeds are disbursed as construction progresses, and only after our manager has received satisfactory documentation and evidence. Using its experience in construction lending and its knowledge of real estate development, our manager monitors the progress of all development projects securing our loans, and takes steps to ensure that the development projects are being built in a timely manner, within an agreed budget. Before making disbursements of loan proceeds, borrower disbursement requests are verified by invoices from the developer or its subcontractors, and by periodic site inspections of progress. In addition, our manager generally requires the submission of signed labor and material lien releases by the builder in connection with each completed phase of the project before making any periodic disbursements for a loan.

     Sales of construction mortgage loans. We plan to hold mortgage loans to maturity, and have not embarked on selling loans in any secondary market. Nor are we aware that a secondary market exists for the loans we hold. We may, however, decide to sell assets from time to time for a number of reasons, including, without limitation: (1) to dispose of an asset for which credit risk concerns have arisen; (2) to reduce interest rate risk; (3) or to re-structure our balance sheet when our management deems it advisable. We will select any mortgage loans to be sold according to the particular purpose the sale is intended to serve. Our Board of Directors has not adopted a policy that would restrict management's authority to determine the timing of sales or the selection of mortgage loans to be sold.

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

ITEM 2. PROPERTIES.

     We do not own any property for investment purposes. We own certain real property that we have acquired through foreclosure or deed in lieu of foreclosure. Our policy is to attempt to maximize the value of the property prior to liquidation. In some cases this may involve completing construction, sometimes through a subsidiary or affiliate, and then marketing the property for sale. The following is a list of real estate owned by us as of December 31, 2002:

                                                                                            Estimated
                                                               Number      Carrying         Realizable
   Property Type                    Construction Status        of units    Amount           Value
------------------------------------------------------------------------------------------------------
Per unit market value estimated at less than $2.5 million

   Land development                 Completed for sale            4      $1,676,642       $ 1,584,241
   Condominium                      Framing                       2       1,542,395         1,788,641
   Single family detached           Demolition/Grading            4       1,235,039         1,654,059
                                    Drywall                       1         134,000           134,000
                                    Cabinets/Countertops          2       3,420,626         3,626,737
                                    Completed for sale            6       8,098,752         8,098,752
                                                               ---------------------------------------
                                                                 19      16,107,454        16,886,430

Per unit market value estimated at $2.5 million or higher

   Single family detached           Entitlement/Permit            2       1,698,708         1,698,708
                                    Demolition/Grading            1       1,168,069         1,640,124
                                    Framing                       1       1,690,291         1,690,292
                                    Drywall                       1       3,573,246         3,573,246
                                    Cabinets/Countertops          3       9,538,400        10,142,979
                                    Completed for sale            1       3,041,000         3,041,000

                                                                  9      20,709,714        21,786,349
                                                               ---------------------------------------
                                                                 28      36,817,168        38,672,779
                                                               =======================================

ITEM 3. LEGAL PROCEEDINGS.

     We are not presently subject to any material litigation nor, to our knowledge, is any litigation threatened against us which collectively is expected to have a material adverse effect on our cash flows, financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of our stockholders during the fourth quarter of the year ended December 31, 2002.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

There is currently no public trading market for our Class A Convertible Preferred stock or our common stock. We are authorized to issue up to 50,000,000 shares of stock, of which 40,000,000 shares are designated as Class A Convertible Preferred Stock and 10,000,000 are designated as Common Stock. At December 31, 2002, there were issued and outstanding 22,496,804 shares of Class A Convertible Preferred stock and 100 shares of common stock, issued and outstanding. The number of outstanding shares is subject to change because of newly issued shares, shareholder redemptions and dividend reinvestments. We have also offered and sold Series A and B promissory notes of varying amounts and maturities.

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

     Redemption Policy. Holders of our Class A Convertible Preferred stock do not have a vested right to redeem their shares. Our Board of Directors, however, currently has a stock redemption policy, effective as of February 12, 2003, for shareholders who wish to sell their shares to us. The policy may be modified or terminated at the Board's discretion at any time. Currently, we will repurchase shares, at fair market value, as determined by our Board of Directors, utilizing 25% of "free cash flow" for such purposes. "Free cash flow" means the total of all proceeds from repayments of loans and all net proceeds from the sale of real-estate-owned properties in the Company's portfolio during a Repurchase Period, and then subtracting from such total amounts due during the same period for (i) existing loan commitments, (ii) debt payments to third parties, (iii) dividend or other distributions to shareholders, and (iv) operating expenses. The periods between October 1 and March 31 of the following year, and April 1 and September 30 are each a "Repurchase Period" for the purposes of calculating "free cash flow," except that the first Repurchase Period under the policy runs from January 1, 2003 through March 31, 2003. Redemption of shares is always subject to availability of funds for redemption purposes. All redemption requests will be determined and acted upon in accordance with the best interests of the Company. We will not sell or otherwise liquidate any portion of our mortgage loan portfolio or other assets to fund a redemption request. We also reserve the right to limit the number and frequency of stock redemptions by shareholders.

     Conversion. Our Articles Supplementary, as filed, provide that shares of common stock will convert to common stock upon: (1) the closing of a firm commitment underwritten initial public offering of the common stock resulting in aggregate gross proceeds to us of at least $50 million at a share price of at least $10.00, or for such lesser amount of proceeds or lower price, or both, as is approved by at least two-thirds of the voting power of the preferred stock; or (2) five years after the last closing of the initial offering. This provision was included at the time that the Articles Supplementary were filed in connection with certain agreements that existed at the time of filing, but which were subsequently rescinded. Since these agreements are no longer of any effect, and because the Board of Directors has no present plans to seek any public market for the Company's stock, it is expected that the preferred stock will convert to common stock on September 1, 2004. Since only 100 shares of common stock are outstanding and we have no plans to sell or issue any additional shares of common stock prior to that date, the conversion should not have any material impact on the rights of the preferred shareholders.

     Liquidation. Upon the liquidation, dissolution or winding up of our company, either voluntary or involuntary, the holders of our Class A Convertible Preferred stock will be entitled to receive out of our assets available for distribution to our shareholders, an amount per share of up to the original purchase price per share, plus any declared but unpaid dividends, before any distribution to the holders of our common shares. Thereafter, to the extent any assets remain in our company, such assets shall be distributed in equal amounts per share to the holders of common shares and preferred shares on an "as converted" basis, that is, as if the preferred shares had converted into shares of common shares. Neither a consolidation or merger with or into another corporation, nor a merger of any other corporation with us, nor the sale of all or substantially all of our property or business, other than in connection with a winding up of our business, will be considered a liquidation, dissolution or winding up for these purposes.

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

     Our founding shareholders held our first annual meeting of shareholders in 1999. Our first general meeting of preferred shareholders was held on May 25, 2000. Subsequent general meetings of shareholders were held on May 31, 2001 and May 30, 2002. Special meetings of preferred shareholders may be called at any time by the President, by the Chairman of the Board of Directors, by a majority of the Board of Directors, or by the written request of shareholders entitled to cast a majority of the votes which all shareholders are entitled to cast at the particular meeting, addressed to the Secretary and then the Secretary shall proceed to call a special meeting only as may be required by law. Our charter and bylaws may be amended in accordance with Maryland law.

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

Capitalization

Our capitalization, as of December 31, 2002, was as follows:

 Borrowings:
    Unsecured notes payable                         $  14,276,929
    Secured line of credit
     ($15,000,000 facility)                            14,431,132
                                                ------------------

      Total borrowings                                 28,708,061
                                                ------------------

 Capital Stock
    Class A Convertible preferred stock
     - 22,496,804 shares outstanding                  226,079,882
 Common stock - 100 shares outstanding  (1)                     1
    Accumulated dividends and distributions           (80,132,217)
                                                ------------------

          Total borrowings and capital stock        $ 174,655,727
                                                ==================

(1) Our founders have purchased a total of 100 shares of common stock at $.01 per share.



The selected financial data set forth below has been derived from our audited financial statements included elsewhere in this Form 10-K.

                                                                   December 31, 2001   December 31, 2000   December 31, 1999
                                               December 31, 2002       (as restated)       (as restated)       (as restated)
                                              ------------------- ------------------ -------------------- -------------------
                                                                 (in thousands, except per share amounts)
  Total assets................................       $   147,374         $  184,597         $   207,077        $   176,756
  Total debt..................................            28,708             32,313              45,432              9,039
  Convertible preferred stock.................           226,080            216,158             199,286            189,851
  Accumulated deficit.........................           (29,520)            (8,215)             (8,882)           (12,455)

                                                                                                                 Inception
                                                      Year Ended         Year Ended          Year Ended   (March 18, 1999) to
                                               December 31, 2002  December 31, 2001   December 31, 2000   December 31, 1999
                                              ------------------- ------------------ -------------------- -------------------

  Operating  Results under Generally  Accepted
  Accounting Principles in the United States:
      Revenues................................            10,018             12,588              15,140              2,583
      Net Income (loss).......................           (21,305)               667               3,572            (12,455)

 (Loss) Income allocable to a Preferred Share:
      Basic and Diluted.......................        $    (0.96)        $     0.03          $     0.19              (0.72)

 Preferred stock dividends and  distributions
      per share...............................        $     0.96         $     1.12          $     1.14          $    0.75

 Loss allocable to each common share:
      Basic and Diluted.......................          (426,107)          (234,510)           (180,375)          (124,547)

 Cash flows from (used by):
      Operating activities....................              (322)            (2,156)              6,076             (1,434)
      Investing activities....................            17,991             26,400            ( 28,139)           (26,887)
      Financing activities....................           (15,982)           (21,538)             21,387             28,997

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

Overview

     Primecore is engaged in the business of providing secured loans for the development of residential real estate. The business has been active in its current REIT form since 1999 and related business activities that preceded the formation of the REIT began in 1996. Officers and employees of Primecore have substantial experience in real estate and real estate lending matters.

Primecore's strategy has been specifically designed to serve the needs of small and medium-sized developers who are actively building single-family and smaller
multi-family   housing  units  in  high  demand   residential   areas.

     Several characteristics of this target customer base and residential housing market have been vital to Primecore's success:

1. These borrowers are generally not well served by institutional lenders such as commercial banks. There are few lending institutions that are interested in making construction loans to smaller developers. Traditional lending institutions often lack the focused local residential real estate development expertise to evaluate specific projects involving redevelopment of individual home sites or smaller multifamily complexes. Thus these institutions are generally slow to respond to developers needs and they propose difficult terms and conditions on their loans. Developers have been pleased to deal with Primecore due to its knowledge and responsiveness with respect to such projects. Furthermore, the developers have been willing to pay interest rates and loan fees above those charged by commercial banks on other classes of loans.

2. Residential real estate demand in certain well-established locations has historically been strong throughout the various stages of economic cycles. Except during exceptional economic downturns, this demand strength has supported relatively strong and stable valuations for such residential real estate. Similarly, this demand strength has typically led to high sales volumes of dwelling units.

3. The greater San Francisco Bay Area and specifically the mid-peninsula region surrounding Primecore, includes numerous cities, towns and neighborhoods that exhibit very attractive residential housing characteristics. This region has a large and diverse economy developed in a geographically constrained area. Most residential housing locations have been fully developed for decades and yet a chronic shortage of housing perpetually exists in proximity to employment opportunities. New housing built in this region on either the few remaining undeveloped lots or on lots formerly occupied by older housing has historically, excluding exceptional economic downturns, enjoyed strong demand and relatively stable high values. Most of the loans we make are classified as Acquisition, Development and Construction (ADC) loans because they contain most of the characteristics peculiar to these types of loans. ADC loans have the following characteristics:

1.   The loans are made to acquire, develop and construct real estate.
2. The lender has agreed to provide all or substantially all necessary funds to acquire, develop or construct the property. The borrower has title to but little or no cash equity in the project;
3. The lender funds substantially all the interest and fees during the term of the loan by adding them to the loan balance;
4. Typically, the lender's only security is the project itself. The lender no recourse to other assets of the borrower, and the borrower does not guarantee the debt;
5. In order for the lender to recover its investment in the project, the property must be sold to independent third parties or the borrower must obtain refinancing from another source.


     Primecore's business model contemplates making ADC loans secured by residential real estate. We have, in the past, sought to accomplish a gross yield of approximately 16% on our loans. After payment of expenses, the Primecore model contemplates an annual cash dividend return to Primecore investors of 9% to 11%.

     However, the Bay Area economy has endured an unprecedented slowdown in 2001 and 2002. This was driven first by a reversal of the rapid expansion of the technology and telecommunications industries in which Silicon Valley companies play a leading role. Then, the general economic slowdown experienced in the United States and Europe following terrorist attacks in the fall of 2001 further exacerbated this economic slowdown.

     While some residential real estate in the region has generally continued to enjoy strong demand despite the economic downturn, projects in the locations and price ranges we funded were hard hit. In particular, housing with prices in excess of $2.5 million experienced a significant slow down in sales volume and unprecedented valuation declines. Prior to 2000, we had made a significant number of ADC loans for the development of such housing units. As of January 2001, 64% of the ADC loan portfolio consisted of loans greater than $2.5 million per unit. These projects have been slower to sell than anticipated, and in a number of cases have been sold at substantially lower prices than contemplated when the ADC loans were made. As a result, the income we expected in 2002 from these ADC loans was not realized.

     During 2003, certain additional under performing ADC loans and foreclosed properties that we now own must be liquidated. We expect continued impact on our income from this liquidation. As existing projects are completed and sold, new ADC loans will be made to balance the portfolio with loans projected to yield positive rates of return.

Results of Operations

Revenue

     We charge interest on the money we lend to developers. Our business model targeted a 16% gross rate of return on these funds. Although we charge our borrowers for the use of our money, we do not actually collect principal, interest or fees until the financed property has sold or been refinanced by a third party lender. We also do not generally have recourse to other borrower assets, so we must rely on the value of the securing property to support repayment of our loan plus accrued interest.

     In 2001, the San Francisco Bay Area experienced a quick decline in the values of homes priced above $5 million. In 2002, this market experienced further declines in values and fewer homes sold at those price points. Additionally, in 2002, the decline in the number of sales began to affect what had been the middle priced sector, those homes priced at between $2 million and $5 million. The effect essentially merged the middle sector into the high price sector at a price point above $2.5 million. Therefore, homes now priced above $2.5 million have roughly the same market characteristics as homes priced above $5 million: there are few buyers, and the buyers that exist are very selective and deliberate about making a purchasing decision. The result is that homes priced above $2.5 million are typically taking longer to sell and selling for lower prices.

     A large percentage of our assets are invested in properties that have been projected to sell above $2.5 million. As of December 31, 2002, approximately 64% of our assets were invested in this sector. As a result, we are especially vulnerable to the continued softening in the high-end market. During the year ended December 31, 2002, we charged $21.2 million to impairment expense for properties on which we believe we will not recover the carrying amount of our investment upon the disposition of the property compared with $73,000 in 2001. The increase in the impairment charge is a result of two factors: management's reduction in projected values based on the deterioration of the high-end market, and increased costs to complete projects which have been acquired through foreclosure.

     During 2002, as prices continued to decline in the high-end sector, many of our borrowers experience difficulties in completing projects or selling properties at prices that previously seemed reasonable. In many cases, borrowers recognized that there would be no profit from the sale of their project. Their motivation to continue to manage the project had therefore diminished, and in a number of cases we had to foreclose on projects in order to complete construction and sell the property. The foreclosure process adds approximately four months to the time period required to construct a property since frequently all work ceases during the foreclosure period. In addition, in 2002, several of our borrowers declared bankruptcy immediately prior to a scheduled foreclosure sale, thereby delaying further our ability to take control of properties. After control has been obtained, it is necessary to restart the project and complete construction. This can sometimes significantly add to the original cost. During 2002 we took title to 23 projects through foreclosure or deed in lieu of foreclosure compared with 11 and none during the years ended December 31, 2001 and 2000.

The following table breaks down the results of our operations from our investments during 2002:

                          Number
                          of loans         Repayments             Income         Yield          Impairment
                          --------- ------------------ ------------------ -------------  ------------------
Paid investments
       Foreclosed               14      $  17,620,481       $    381,200         (4.73)%     $   2,484,337
       ADC loans                19         28,243,279          9,636,989         12.13                  --
Active investments
       Foreclosed               18          4,756,801                 --            --          16,410,930
       ADC loans                39          7,520,458                 --            --           2,342,776
                                    ------------------ ------------------ -------------  ------------------
       Total                    90      $  58,141,019      $  10,018,189          8.11%      $  21,238,043
                                    ================== ================== =============  ==================

     The $16,410,930 impairment reflected as Foreclosed active investments includes impairment charges of $11,419,566 related to properties formerly owned by our affiliates. As part of an Affiliate Loan Agreement, our manager is obligated to repay the amount of these impairments. The repayments will be made from 70% of any cash flow or rate of return bonuses due to our manager. These payments will be accounted for as income when received.

     We calculate the gross internal rate of return for our investments which have repaid based on the discounted present value of the cash flows from our investment activity on an investment by investment basis. In 2002, our average yield from paid investments was 8.11%. This average yield is approximately one half of our target yield of 16%. The chart below depicts the yield on our investments by quarter since the beginning of 2000. The chart shows a fairly constant yield until the second quarter 2002 when the yield decreased significantly. The decrease resulted mainly from the sale of foreclosed properties, many of which stemmed from loans made in 1999 and 2000, when real estate values were at their peak. We expect continued depressed yields as we continue to liquidate our existing portfolio of investments and replenish them with more balanced investments.


                               [GRAPHIC OMITTED]


Realizable Value of Investments

     For financial statement purposes, we do not report as income the amount of interest and points we charge to borrowers until we collect it. Because we have a contractual right to receive it, the amount of interest and points we charge borrowers is added to the balance due on our ADC loans. As the values of the collateral supporting payment of our ADC loans have declined, the collectibility of our accrued interest and points has, in many cases, become doubtful. Management includes the amount of collectible interest and points we are entitled to receive when it sets dividend rates and prices for selling and redeeming our stock. The information presented below summarizes that analysis and reconciles the differences between US GAAP and the estimated realizable value of our investments.

                                            December 31, 2002
                                           -------------------
Investments in real estate under
   construction                                 $ 101,141,515
Investments in real estate held for sale           36,817,168
                                           -------------------
Total investments in real estate per US
   GAAP                                           137,958,683
Add: GAAP impairments                            18,753,706
   Accrued interest and points                     64,337,376
Less: Capitalized interest                        (6,566,481)
                                           -------------------

Balance owed on real estate investments           214,483,284
Amount estimated uncollectible                    (43,875,448)
                                           -------------------
Realizable value of investments in real
   estate                                       $ 170,607,836
                                           ===================

     The realizable value of our investments represents our current estimate of the amount of proceeds we expect to receive once our investment is completed and ready for sale. The estimate relies on a number of assumptions including the expected value of the investment once completed, less applicable selling costs, the remaining costs required to complete the project and the length of time required to complete the project. Many factors, some outside our control, can cause changes in these estimates and produce different results. We have obtained independent appraisals for our investments to help us determine expected value upon completion. However, due to the lack of recent sale comparables for many of our properties priced in the high-end sector, it is difficult to project with much certainty the ultimate sale price of many of these properties.

     Many of the ADC loans in our portfolio were made in 1999 and 2000, when the real estate market in the San Francisco Bay area reached its peak. With the decline in values over the last two years, current values no longer support the prices paid to acquire the land. The following chart shows the portion of our portfolio we estimate will not be collectible based on the year the ADC loan was made:

                                [GRAPHIC OMITTED]

Stock Redemption Price

     Subsequent to year-end, the Board of Directors approved a change to our redemption policy which provided for the disclosure of the fair market value of our stock. Because our stock does not trade on any secondary market, another method must be used to determine the fair market value. The Board has determined that the value of the stock should be determined with reference to the Net Realizable Value of our assets. Therefore, in accordance with the resolutions of the Board of Directors, the following calculation determines the fair market value of our stock at December 31, 2002 for purposes of our redemption policy:

                                                      December 31, 2002
                                                     -------------------

Cash                                                      $   4,394,107
Realizable value of investments in real estate              170,607,836
Loans secured by real estate                                  4,695,000
                                                     -------------------

Total realizable assets                                     179,696,943
Total liabilities                                            30,946,018
                                                     -------------------

Net realizable assets                                       148,750,925
Preferred shares outstanding                                 22,496,804
                                                     -------------------

Net realizable assets per share                                    6.61
                                                     ===================

Expense

     Prior to January 1, 2003, we paid management fees based on the amount of loan commitments outstanding at the end of each month. During the year ended December 31, 2002, our management fee expense was $9,630,071 compared with $11,345,585 and $10,967,249 in 2001 and 2000 respectively. The decrease in our management fee expense resulted primarily from the decrease in the amount of our loan commitments during 2002.

     As of October 17, 2002, we entered into an amended and restated management agreement with our manager, Primecore Funding Group, Inc. The agreement was included in an 8-K filing on December 20, 2002. The agreement generally provides that the fees our manager earns will be based on three components: a base fee, determined monthly, of 3.125% per annum of the total carrying amount of our investments in real estate, determined according to US GAAP; a cash flow bonus, determined quarterly, payable only upon achieving certain levels of loan repayments; and a rate of return bonus, determined quarterly, which is payable only upon achieving certain income per share returns for holders of Preferred Stock.

     The changes made to the management agreement are intended to provide a better alignment of interest between our manager and the shareholders given current economic realities. The base fee is a reduced fee given the current portfolio since the fee is based on the carrying amount of ADC loans, instead of loan commitments. To the extent that the manager's actions produce results that are above base expectations, the manager will be rewarded. Under the restructured agreement our base management fee expense is expected to be reduced from $9.6 million in 2002 to approximately $4.5 million in 2003.

     Since December 31, 1999, all interest costs have been capitalized as a cost of our investments. Interest cost associated with our borrowings was $2,578,762 during the year ended December 31, 2002 compared with $4,174,852 and $4,680,818 during the years ended 2001 and 2000. The decrease is due to a combination of a lower average cost of debt, 9.08% in 2002 compared with 11.01% and 10.96% in 2001 and 2000, respectively; and a lower amount of debt on our balance sheet, an average of $28.65 million in 2002 compared with averages of $37.22 million and $42.70 million in 2001 and 2000. We are seeking to maintain our debt at their existing levels, and intend to negotiate extensions of existing notes or seek new sources to enable us to lower the cost of our debt.

     We have no employees, and our general and administrative and other expenses consist primarily of professional fees, directors' fees and insurance costs.
General administrative and other expenses were $454,900 for the year ended December 31, 2002, compared with $502,080 and $600,776 for the years ended December 31, 2001 and 2000.

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

Sources of cash

     By far, the largest source of our liquidity is the repayment of our investments in real estate. In most cases, we must rely on the sale of the project before we can collect our investment, which means that our repayment is largely dependent on the state of the real estate market. As discussed in our Results of Operations, at December 31, 2002 approximately 64% of our investments were in properties expected to sell at prices over $2.5 million. Sales of properties in this sector have been very slow in 2001 and 2002 as the few buyers who are able to afford these properties have been very deliberate about their purchase decisions. Our cash flows from loan repayments are therefore a function of both the construction period and the time it takes for the completed property to sell. The chart below shows the amount of proceeds we expect to collect from our existing investments based on the quarter the project is expected to complete construction and be ready for sale. The bars of the graph categorize the proceeds by the price sector of the underlying property.

                               [GRAPHIC OMITTED]











     Based on existing market conditions, we expect completed properties with offer prices under $2.5 million to sell in three to six months if the property is well priced. For properties with offer prices exceeding $2.5 million, we expect six months to one year for the property to sell if it is well priced. Because a single loan repayment can have a large impact on our repayment projections, it is difficult to predict repayments with much precision, especially as construction and sales can be delayed due to foreclosure or borrower bankruptcy proceedings. However, due to the large value of properties that were complete at December 31, 2002 and those expected to complete in the first quarter of 2003, we believe that we will have sufficient liquidity to meet our commitments in a timely manner.

     In the event that our repayments are not sufficient to timely meet our commitments we may be forced to reduce prices on properties we control in order to expedite their repayment. In such cases, amount of proceeds received could be substantially less than what we would have expected if we allowed a proper marketing period for the property. This would have a negative impact on the estimated net realizable value of our assets.

     Our liquidity is also enhanced through sales of our Preferred Stock and issuance of notes payable to investors. Our Preferred Stock is sold through private placements. For the year ended December 31, 2002 we sold 1.26 million shares of Preferred Stock for proceeds of $12.6 million compared with 2.79 million shares for proceeds of $27.9 million and 2.84 million shares for $28.2 million during 2001 and 2000, respectively. Sales of our stock decreased during 2002 compared with 2001 and 2000 apparently as a result of general economic conditions and the performance of our investment portfolio. In November 2002, the Board of Directors voted to close our private placement. We expect to open a new private placement in 2003, however we do not expect to generate any appreciable sales until we have liquidated a substantial part of our existing investment portfolio and reinvested the proceeds in new projects.

     We issue a limited amount of short-term notes payable as an investment alternative to our Preferred Stock. Originally conceived as a means to fund our portfolio growth during the period we registered our Preferred Stock, we issued $4.1 million in notes during the year ended 2002 compared with $19.3 million and $61.2 million issued during the years 2001 and 2000. For the most part, this was a planned reduction on our part as we sought to limit the amount of our short-term indebtedness. Our objective for 2003 and beyond is to maintain our existing notes payable balances at or around current levels through extension of existing notes and issuance of new notes to replace maturities of existing notes.

Uses of Cash

     The following table sets forth the projected timing and amount of our obligations over the next two years, without taking into account new loans that may be made in 2003 and 2004:

       Obligation                                   Total                 2003                2004
       -------------------------------    ----------------    -----------------   -----------------
       Investment fundings                   $ 46,250,000         $ 42,500,000         $ 3,750,000
       Line of credit                          14,431,432           14,431,432                  --
       Short term notes payable                14,276,929           13,806,929             470,000
       Dividend payments                       31,494,000           15,747,000          15,747,000
                                          ----------------    -----------------   -----------------
       Total                                 $106,452,361         $ 86,485,361        $ 19,967,000
                                          ================    =================   =================

     Investment fundings are our largest use of our cash. At December 31, 2002 we estimated costs to complete our investments were $46.25 million. These amounts will be funded as construction progresses on our investments. The exact timing of the investment fundings is dependent on several factors including weather, governmental regulation and developer related issues, so the timing of investment fundings in the above table is an estimate based on information available to us at this time. Additionally, we expect the amount of actual investment fundings to be higher than our obligation existing at December 31, 2002 as we continue to make and fund new loan commitments in 2003 and beyond.

     Our line of credit matures in May 2003. We are discussing an extension of this loan with our current lender and others. We are optimistic that we will be successful in renewing this commitment or obtaining a new line of credit based on the amount of collateral we have available to secure the facility. In the event that we are unsuccessful in renewing this facility we would have to use more of the proceeds from the repayment of our investments to repay this facility rather than using the funds to make new loans. We have approximately $13.8 million in unsecured notes payable that mature in 2003. Our strategy is to extend these notes on terms that are favorable to us. As of December 31, 2001 we had approximately $17.3 million in unsecured notes payable which were due to mature in 2002. During the year we were successful in extending and issuing new notes to replace the notes we paid while, at the same time, decreasing the average cost of our borrowings from 11.01% to 9.08%. The net decrease in notes payable resulting from our efforts was approximately $3 million.

     Although dividend payments are not contractual obligations we have included their impact on our liquidity since the Board of Directors has determined to maintain a dividend to shareholders even though the dividend is currently, and for the foreseeable future, paid out of capital and not income. As such, these dividend payments will not be taxable to shareholders. Dividend payments may be discontinued at any time, if circumstances warrant and if this can be done without a risk to our REIT status.

     In addition to the above, we expect to pay management fees to our manager as described under Results of Operations above, and make periodic payments of interest on our short term notes payable based upon balances outstanding.

     We redeemed 0.75 million shares of Preferred Stock with payments of $7.4 million during the year ended December 31, 2002 compared with 1.71 million shares for $17.1 million and 2.47 million shares for $24.7 million in 2001 and 2000, respectively. We began the year with outstanding redemption requests of
3.8 million shares. By the end of the year, redemption requests were approximately 6.88 million, with a significant number of such requests being made following the announcement in October 2002 that the Board would be reducing dividend payments. Shareholders do not have a vested right to redemption of their stock, however the Board of Directors maintains a redemption policy that provides for redemption subject to availability of funds. A moratorium on redemptions was declared in October 2002. Effective February 12, 2003, the Board of Directors implemented a new redemption policy for shareholders who wish to sell their shares to us. The policy may be modified or terminated at the Board's discretion at any time. Currently, we will repurchase shares, at fair market value, as determined by our Board of Directors, utilizing 25% of "free cash flow" for such purposes. "Free cash flow" means the total of all proceeds from repayments of loans and all net proceeds from the sale of real-estate-owned properties in the Company's portfolio during a Repurchase Period, and then subtracting from such total amounts due during the same period for (i) existing loan commitments, (ii) debt payments to third parties, (iii) dividend or other distributions to shareholders, and (iv) operating expenses. The periods between October 1 and March 31 of the following year, and April 1 and September 30 are each a "Repurchase Period" for the purposes of calculating "free cash flow," except that the first Repurchase Period under the policy runs from January 1, 2003 through March 31, 2003. Redemption of shares is always subject to availability of funds for redemption purposes, and all redemption requests are acted upon in accordance with the best interests of the Company. We will not sell or otherwise liquidate any portion of our mortgage loan portfolio or other assets to fund a redemption request. The text of the new policy was disclosed in an 8-K filing on February 18, 2003.

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

     Valuation and Realizability of Investments. All of our ADC loans are classified for financial reporting purposes as investments in real estate under development or investments in real estate under development by affiliates (see Notes 3 and 4 to the financial statements). We have foreclosed on some ADC loans that are classified as investments in real estate held for sale (Note 5). Such investments include capitalized interest and are stated at the lower of cost or fair value. Management conducts a review for impairment on an investment-by-investment basis whenever events or changes in circumstances indicate that the carrying amount of an investment may not be recoverable. Impairment is recognized when estimated expected future cash flows (undiscounted and without interest charges), typically from the sale of a completed property, are less than the carrying amount of the investment, plus estimated costs to complete. The estimation of expected future net cash flows is inherently uncertain and relies to a considerable extent on assumptions regarding current and future economics and market conditions. If, in future periods, there are changes in the estimates or assumptions incorporated into the impairment review analysis, the changes could result in an adjustment to the carrying amount of the investments. To the extent an impairment has occurred, the excess of the carrying amount of the investment over its estimated fair value, less estimated selling costs, will be charged to income. In accordance with this policy, we recorded a provision for impairment of investments in real estate under development totaling $21.2 million during the year ended December 31, 2002 compared with $73,000 and none during the years ended December 31, 2001 and 2000. We believe that all of our investments are carried at realizable values, however conditions may change and cause our ADC loans to decline in value in a future period.

     Loan Accounting. We have applied the guidance of AICPA Practice Bulletin 1, Purpose and Scope of AcSEC Practice Bulletins and Procedures for Their Issuance,
Exhibit I in accounting for our investment loans as real estate acquisition, development, or construction (ADC) arrangements. In accordance with the ADC accounting rules, we do not accrue income for interest and points on our ADC loans until the sale or refinancing of a property. Revenue from interest and points is recognized as cash is received from the sale or refinancing of such properties. ADC loans are classified as investments in real estate under development and investments in real estate held for sale (see Notes 3, 4 and 5 to the financial statements) and include amounts funded under the loan agreements and capitalized interest expense. If our ADC loans qualified as loans under GAAP, interest and points would be recognized as income in periods prior to the sale of the underlying property.

     REIT status and taxation. As a REIT, we generally will not be subject to corporate-level federal income tax on net income that we distribute to our shareholders. As such, no provision for federal income taxes is included in our financial statements. Such taxes are the responsibility of the individual shareholders. To maintain our classification as a REIT, we must satisfy tests concerning the sources of our income, the nature and type of our assets, the amount of our distributions to shareholders, and concentration of the ownership of our stock. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property and to federal income and excise taxes on our undistributed taxable income. Regular federal and state income taxes would be included in our statements of operations if we fail to qualify as a REIT. We distribute preferred stock dividends at a level that the Board of Directors deems, at a given time, to be prudent. Actual dividends may be in excess of taxable income. Rates of return are subject to adjustment by our Board of Directors based upon prevailing market and company specific conditions. Payment of preferred stock dividends could be adversely effected if we experience a further slow down in the repayment of our ADC loans.

ITEM 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     An investment in our stock involves a high degree of risk. Among other things, some of the principal risks are: the real estate lending business may be adversely affected by periods of economic slowdown, which may be accompanied by declining real estate values on properties securing repayment of ADC loans; construction mortgage loans involve greater risks of repayment than loans secured by property that has already been improved since completion market valuation of a given project can be highly speculative and subject to unanticipated conditions; there is no public market for our securities, and liquidity is not assured; under our business model, loan commitments will generally exceed immediately available cash resources, and failure to obtain repayment of ADC loans in our portfolio, or a failure to maintain sufficient equity would affect our ability to fund commitments; since we have no employees, if our manager refused or became unable to continue to serve us, and a proper replacement were not found, this would materially impact our business.

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

     Loans losses. As noted above, a mortgage loan made to finance a property that is not yet constructed generally involves greater risks than a mortgage loan on property that has been constructed since there can be no assurance that the improvements to be constructed can be accomplished with available funds or in a timely manner. Furthermore, while analyses are made to predict the completed market value of the development project, such analyses are subject to unanticipated changes over which we may have no control, including recessions and economic downturns. During 2002, we sustained significant losses in our portfolio, as discussed above, and also were required to acquire a number of properties through foreclosure, in many cases because their values were insufficient to repay all of our investment, including accrued interest and fees. In the near term, we anticipate that there will be additional losses as loans and real estate owned properties are repaid, foreclosed upon and/or sold.

     Dependence on manager. We do not have any employees. All of our day-to-day operations are conducted on our behalf by our manager and affiliate, Primecore Funding Group, Inc., which provides services to us pursuant to a written management agreement. If our manager refused or became unable to perform services on our behalf, and if a substitute manager could not be found, this would materially and adversely impact on our ability to continue to do business.

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

In July we engaged Grant Thornton LLP as our independent auditors, replacing Arthur Andersen.


                                    PART III

ITEM 10.  DIRECTORS AND OFFICERS OF THE REGISTRANT

     Our Board of Directors consists of five directors, two of which were elected after expansion of our Board on March 1, 2002. Our directors, executive officers and senior officers and their positions are:

        Name                    Position
        ----                    --------

        Susan Fox               President and Director
        William Whitlow         Chairman of the Board of Directors
        Michael Rider           Treasurer, Chief Financial Officer and Director
        Robert Puette           Director
        James Barrington        Director
        Ben Hamburg             Secretary

     The business background and experience of our directors and executive officers is as follows:

     Susan Fox, age 46, is a co-founder, director and President of the Company. Ms. Fox is also a director, President and sole shareholder of our manager, Primecore Funding Group, Inc., and other affiliated companies. Ms. Fox has been involved in real estate development and construction lending for over twenty years. In 1993, Ms. Fox became a consultant, then employee and President of Jim Ward & Associates, Inc. Ms. Fox was responsible for dealing with substantial loan workout situations relating to loans made prior to her retention by Jim Ward & Associates. Since 1996, Ms. Fox has been the President of Primecore Funding Group, Inc. Ms. Fox has overall management responsibility and primary responsibility for loan underwriting and managing the loan portfolio.

     William Whitlow, age 49, is Chief Executive Officer and Chairman of the Board of Directors of the Company, and Chief Operating Officer of Primecore Funding Group, Inc. Mr. Whitlow received a Masters of Management from the J. L. Kellogg Graduate School of Management at Northwestern University, and a Masters of Architecture from the University of Illinois. Prior to joining Primecore, Mr. Whitlow was Managing Director of Arthur Andersen's Western Region Real Estate Capital Markets Group based in San Francisco. He was responsible for strategic capital markets consulting, private placements of debt and equity, portfolio and company sales, and mergers and acquisitions. Prior to joining Arthur Andersen, Mr. Whitlow was a Director of PricewaterhouseCoopers' Real Estate Capital Markets Group, operated his own real estate firm, Alliance Management, was a Vice President at Pacific Gateway Properties, where he directed the strategic management and repositioning of the company's real estate portfolio, and was with Aetna Realty Investors, where he held various positions over a 9-year period, performing loan production, asset management and dispositions services. Mr. Whitlow is a member of the Urban Land Institute, PREA, and the National Association of Real Estate Investment Trusts.

     Michael Rider, age 40, is a co-founder, director, treasurer and Chief Financial Officer of the Company. Mr. Rider's term of office as a director expires in 2003. Mr. Rider is a Certified Public Accountant. Mr. Rider was controller, then Chief Financial Officer for The Plymouth Group and its successor, TPG Development Corporation, a San Francisco Bay Area real estate development company from 1991 until 1998. Since July 1998, he has served as Chief Financial Officer of Primecore Funding Group, Inc. He is also the Chief Financial Officer for our affiliates: Eprime, Inc., Primecore Properties, Inc., and 99 Investors, LLC.

     Robert L. Puette, 61, has been a member of the Board since March 1, 2002. Prior to such time, Mr. Puette served as an advisory director to the Company. He is currently a Partner with WK Technology Fund, a venture capital firm. Between 1997 and 2000, Mr. Puette was the President, Chief Executive Officer, and member of the Board of Directors of Centigram Communications Corporation (NASDAQ), a communications technology firm. Prior to his position at Centigram, from 1995 to 1997, Mr. Puette served as President, CEO and Chairman of the Board of Directors at NetFRAME Systems (NASDAQ), a high-availability computer server company, and from 1990 to 1993, Mr. Puette served as President of Apple USA, Apple Corporation (NASDAQ). Prior to 1990, Mr. Puette served as a Group General Manager of Hewlett-Packard Corporation (NYSE). Mr. Puette is also on the Board of Cupertino Electric Corporation (Private) and the Magis Network Corporation (Private), and is a former director of Cisco Systems (NASDAQ). Mr. Puette holds a BSEE degree from Northwestern University and a MSOR degree from Stanford University.

     James Barrington, 61, has been a director since March 2002.From 1965 to 1999, Mr. Barrington was with Arthur Andersen LLP, serving primarily as an audit and business advisory partner. In his capacity as a partner of Arthur Andersen LLP, Mr. Barrington did not personally provide any services to the Company. Mr. Barrington received a B.S. in accounting from San Jose State University and a M.B.A. from the University of California at Berkeley.

     Ben Hamburg, 49, is secretary of the Company, and Executive Vice President and General Counsel of Primecore Funding Group, Inc. Mr. Hamburg graduated from the University of California, Los Angeles, and earned his law degree from the University of California, Berkeley, Boalt Hall School of Law in 1979. Mr. Hamburg served as a law clerk to the Honorable Ira A. Brown, Jr., Judge of the San Francisco Superior Court. Prior to joining Primecore Funding Group, Mr. Hamburg was in private practice, most recently with the San Francisco law firm of Freeland Cooper & Hamburg, and has specialized in real estate and commercial matters.

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

Terms of Directors and Officers

     Our Board of Directors consists of the number of persons as shall be fixed by the Board of Directors from time to time by resolution to be divided into three classes, designated Class I, Class II and Class III, with each class to be as nearly equal in number of directors as possible. Currently there are five directors. Ms. Fox is a Class I director and her term expires in 2004. Mr. Whitlow and Mr. Puette are Class II directors, and their terms expire in 2005. Mr. Rider and Mr. Barrington are Class III directors, and their terms expire in 2003. At each annual meeting, the successors to the class of directors whose term expires at that time are to be elected to hold office for a term of three years, and until their successors are elected and qualified, so that the term of one class of directors expires at each annual meeting.

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

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table presents information regarding the beneficial ownership of our capital stock as of December 31, 2002 of: (1) each person known by us to own beneficially five percent or more of our outstanding capital stock; (2) each of our directors and executive officers; and (3) all of our directors and executive officers as a group. Unless otherwise indicated in the footnotes to the table, the beneficial owners named have, to our knowledge, sole voting and investment power with respect to the shares beneficially owned, subject to community property laws where applicable.

                                                         Number        Percent
Title of Class                   Beneficial Owner     of Shares       of Class

Class A Convertible Preferred    Susan Fox               22,715              *
                                 Michael Rider            5,000              *
                                 Ben Hamburg              5,318              *
                                 Robert Puette          405,241            1.8
                                                    ------------    ------------
                                 Total                  438,274            1.9
                                                    ============    ============

Common                           William Whitlow             40             40
                                 Susan Fox                   40             40
                                 Michael Rider               20             20
                                                    ------------    ------------
                                 Total                      100            100
                                                    ============    ============

   * Less than one percent of our outstanding capital stock.


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Primecore Funding Group, Inc., our affiliate, manages all of our business, subject to direction from our Board of Directors. Our manager bears all operating expenses connected with originating and managing our mortgage loan portfolio, and receives a monthly management fee that is established by a written management agreement that we entered into with our manager. Primecore Funding Group, Inc. holds a restricted real estate license issued by the California Department of Real Estate. Our headquarters are the offices of our manager. We currently do not pay any rent for our headquarters, as these expenses are borne by our manager.

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

     99 Investors, LLC, a California limited liability company, was formed in 1996. The Company is the sole member of 99 Investors, LLC. It does not have any employees, does not perform any services for us and does not receive any compensation from us. 99 Investors, LLC, holds title to certain properties on which we have loans.

     99 El Camino Partners, LLC, a California limited liability company, was formed in 1996. Ms. Fox is its sole member. The partnership has no employees, does not provide any services to us and does not receive any compensation from us. 99 El Camino Partners owns the property at 99 El Camino Real, Menlo Park, California, our principal place of business and that of our affiliates.

     Because of our prior policy not to take title to real property through foreclosure or otherwise, we previously relied on our affiliates to assume defaulted loans. Our prior policy was modified in 2002. We or a wholly-owned subsidiary will take title to property acquired through foreclosure or otherwise.


                                     PART IV

ITEM 14.   CONTROLS AND PROCEDURES.

     Within the past 90 days we carried out an evaluation, under the supervision of the Company's Chief Executive officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have each concluded that those controls and procedures were effective in making known to them, on a timely basis, the material information needed for the preparation of this Report on Form 10-K. There were no significant changes in the Company's internal controls or in other factors that could significantly affect those internal controls since the date of their evaluation nor did we find any significant deficiencies and material weaknesses that would have required corrective actions to be taken with respect to those controls.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

a. Financial Statements. The following financial information is included as a separate section of this Annual Report on Form 10-K:

1.   Report of Independent Public Accountants
2.   Balance Sheets As of December 31, 2002 and 2001
3.   Statements of Operations for the years ended December 31, 2002, 2001, and
     2000
4. Statements of Shareholders' Equity for the years ended December 31, 2002, 2001, and 2000
5.   Statements of Cash Flows for the years ended December 31, 2002, 2001, and
     2000
6.   Notes to Financial Statements December 31, 2002, 2001, and 2000
7.   Schedule IV - Investments in real estate at December 31, 2002


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

     4.1 Registration Rights Agreement is incorporated by reference to Exhibit to the Company's Form 10-12 G/A, previously filed on April 28, 2000

     4.2 Founder's Registration Rights Agreement is incorporated by reference to Exhibit to the Company's Form 10-12 G/A, previously filed on April 28, 2000

     4.3 Management Agreement dated March 30, 1999 is incorporated by reference to Exhibit 10 to the Company's Form 10-12 G/A, previously filed on April 28, 2000

    99.1            Certifications



c.       Reports on Form 8-K

     The Company filed a report on Form 8-K on October 17, 2002 relating to the Board of Director's decision to (1) adjust our monthly dividend rate to $0.05833 per share, on Preferred Stock investments, beginning with dividends declared as of October 31, 2002; (2) enter into an amended and restated management agreement with Primecore Funding Group, Inc.; and (3) enter into an affiliate loan agreement with our affiliates.

     The Company filed a report on Form 8-K on December 20, 2002 which disclosed the text of (1) the Amended and Restated Management Agreement with Primecore Funding Group; and (2) the Affiliate Loan Agreement.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                     Capacity                       Date


/s/ Susan Fox                 President and Director         March 31, 2003
-----------------------
Susan Fox


/s/ William Whitlow           Chairman                       March 31, 2003
-----------------------
William E. Whitlow


/s/ Michael Rider             Chief Financial Officer        March 31, 2003
-----------------------       and Director
Michael Rider


/s/ Robert Puette             Director                       March 31, 2003
-----------------------
Robert Puette


/s/ James Barrington          Director                       March 31, 2003
-----------------------
James Barrington

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

     I, Susan Fox, certify that:

     1.           I have reviewed this Form 10-K of Primecore Mortgage Trust,
                  Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



         /s/ SUSAN FOX
         -----------------------
         Susan Fox, President
         March 31, 2003

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

     I, Michael Rider, certify that:

     1.           I have reviewed this Form 10-K of Primecore Mortgage Trust,
                  Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



         /s/ MICHAEL RIDER
         --------------------------
         Michael Rider, Chief Financial Officer
         March 31, 2003

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

                                                                         Page No

Report of independent public accountants - Grant Thornton, LLP              F-1

Report of independent public accountants - Arthur Andersen                  F-2

Balance sheets as of December 31, 2002 and 2001                             F-3

Statements of operations for the years ended December 31, 2002,
     2001, and 2000                                                         F-4

Statements of shareholders' equity for the years ended
     December 31, 2002, 2001, and 2000                                      F-5

Statements of cash flows for the years ended December 31, 2002,
     2001, and 2000                                                         F-6

Notes to financial statements                                               F-8

Schedule IV--Investments In Real Estate at December 31, 2002                F-22

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS





To the Shareholders and Board of Directors of Primecore Mortgage Trust, Inc.

We have audited the accompanying consolidated balance sheet of Primecore Mortgage Trust, Inc., as of December 31, 2002 and the related consolidated statements of operations, shareholders' equity, and cash flows for the year ended December 31, 2002. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit. The financial statements of Primecore Mortgage Trust, Inc. as of December 31, 2001 and for each of the two years in the period then ended were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated February 8, 2002 which included an explanatory paragraph that described a change in the Company's method of accounting for interest expense effective January 1, 2000 before restatement.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Primecore Mortgage Trust, Inc. as of December 31, 2002, and the results of its consolidated operations and its consolidated cash flows for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed above, the financial statements of Primecore Mortgage Trust as of December 31, 2001, and for each of the two years in the period then ended were audited by other auditors who have ceased operations. As described in Note 2, these financial statements have been restated. We audited the adjustments described in Note 2 that were applied to restate the 2001 and 2000 financial statements. In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 financial statements of the Company other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 financial statements taken as a whole.

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


                                            Grant Thornton LLP


San Francisco, California
March 14, 2003

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




                                                       ARTHUR ANDERSEN

San Francisco, California
February 8, 2002


The report of Arthur Andersen LLP (Andersen) is a copy of a report previously issued by Andersen on February 8, 2002. The report has not been reissued by Andersen nor has Andersen consented to its inclusion in this Annual Report on Form 10-K. The Andersen report refers to the balance sheet as of December 31, 2001, and the statements of operations, shareholders' equity and cash flows for the two years ended December 31, 2001 and the balance sheet as of December 31, 2000, which is no longer included in the accompanying financial statements.

                                       PRIMECORE MORTGAGE TRUST, INC.

                                        CONSOLIDATED BALANCE SHEETS
                                             As of December 31,


                                                                                                                    2001
                                                                                               2002        (as Restated)
                                                                                -------------------- --------------------
ASSETS:
Investments in real estate under development .................................       $  101,141,515      $   131,759,510
Investments in real estate under development by affiliates....................                   --           30,769,822
Investments in real estate held for sale......................................           36,817,168           18,952,063
Loans secured by real estate..................................................            4,695,000                   --
Cash and cash equivalents.....................................................            4,394,107            2,706,204
Other assets, net.............................................................              326,245              408,905
                                                                                -------------------- --------------------

        Total assets..........................................................       $  147,374,035      $   184,596,504
                                                                                ==================== ====================


LIABILITIES AND SHAREHOLDERS' EQUITY:

Notes payable (including $150,000, and $0 to affiliates at December 31, 2002
   and 2001, respectively)....................................................       $   14,276,929       $   17,312,526
Secured line of credit........................................................           14,431,132           15,000,000
Accrued expenses and other....................................................              256,059            1,232,022
Preferred stock dividends payable.............................................            1,312,417            1,903,928
Payable to manager............................................................              669,480               31,193
                                                                                -------------------- --------------------

        Total liabilities.....................................................           30,946,017           35,479,669

Commitments and contingencies (see note 10)...................................

Convertible Preferred stock: par value $0.01, 40,000,000 shares authorized;
   22,496,804 and 21,633,864 shares issued and outstanding at December 31, 2002 and 2001, respectively....................................................
                                                                                        226,079,882          216,157,968
Common stock: par value $0.01, 10,000,000 shares authorized; 100 shares
   issued and outstanding at December 31, 2002 and 2001.......................                    1                    1
Accumulated dividends and distributions.......................................          (80,132,217)         (58,826,211)
Accumulated deficit...........................................................          (29,519,648)          (8,214,923)
                                                                                -------------------- --------------------

        Total shareholders' equity............................................          116,428,018          149,116,835
                                                                                -------------------- --------------------

        Total liabilities and shareholders' equity............................         $147,374,035      $   184,596,504
                                                                                ==================== ====================



                               The accompanying notes are an integral part of these statements.


                                  PRIMECORE MORTGAGE TRUST, INC.

                               CONSOLIDATED STATEMENTS OF OPERATIONS



                                                               Year Ended        Year Ended         Year Ended
                                                        December 31, 2002      December 31,       December 31,
                                                                                       2001              2000
                                                      -------------------- ----------------- ------------------
REVENUES:
Income from completed real estate development
   (including $981,443, $145,468, and $3,040,082 from
   affiliates)........................................        $10,018,189      $ 12,519,618       $ 15,103,946
Other.................................................                730            68,510             36,390
                                                      -------------------- ----------------- ------------------
         Total revenues...............................         10,018,919        12,588,128         15,140,336

EXPENSES:
Management fees paid to Manager.......................          9,630,701        11,345,585         10,967,249
Provision for impairment of investments in real
   estate development.................................         21,238,043            73,000                 --
General, administrative and other.....................            454,900           502,080            600,776
                                                      -------------------- ----------------- ------------------
         Total expenses...............................         31,323,644       11, 920,665         11,568,025
                                                      -------------------- ----------------- ------------------

         Net(loss) income.............................        (21,304,725)          667,463          3,572,311
         Preferred stock dividends....................        (21,306,006)      (24,118,443)       (21,609,791)
                                                      -------------------- ----------------- ------------------

         Net loss allocable to common.................   $    (42,610,731)     $(23,450,980)      $(18,037,481)
                                                      ==================== ================= ==================

Basic and diluted net loss per common share...........   $       (426,107)     $   (234,510)      $   (180,375)

                                                      ==================== ================= ==================
Basic and diluted weighted-average common shares
   outstanding........................................                100               100                100
                                                      ==================== ================= ==================




                              The accompanying notes are an integral part of these statements.

                                       PRIMECORE MORTGAGE TRUST, INC.

                              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                           For the years ended December 31, 2002, 2001, and 2000



                                        Preferred Stock              Common Stock
                                   ------------------------------- ------------------
                                                                                        Accumulated
                                                                                      Dividends and     Accumulated
                                           Shares          Amount   Shares    Amount  Distributions         Deficit          Total
                                   --------------- --------------- ------- ---------- -------------- --------------- --------------
Shareholders' equity at January 1,
   2000 (as restated)............      18,985,118    $189,851,180     100       $  1   $(13,097,977)   $(12,454,697)  $164,298,507

Issuance of preferred stock, net
   of offering costs of $178,589...     2,841,062      28,232,031      --         --             --              --     28,232,031
Issuance of preferred stock under
   dividend reinvestment plan......       589,684       5,896,840      --         --             --              --      5,896,840
 Redemptions of preferred stock....    (2,469,419)    (24,694,190)     --         --             --              --    (24,694,190)
Dividends and distributions paid
   to preferred shareholders.......            --              --      --         --    (21,609,791)             --    (21,609,791)
Net income.........................            --              --      --         --             --       3,572,311      3,572,311
                                   --------------- --------------- ------- ---------- -------------- --------------- --------------
Shareholders' equity at
   December 31, 2000
   (as restated)...................    19,946,445    $199,285,861     100       $  1   $(34,707,768)    $(8,882,386)  $155,695,708

Issuance of preferred stock, net
   of offering costs of $2,083...       2,797,437      27,972,287      --         --             --              --     27,972,287
Issuance of preferred stock under
   dividend reinvestment plan....         599,169       5,991,690      --         --             --              --      5,991,690
Redemptions of preferred stock...      (1,709,187)    (17,091,870)     --         --             --              --    (17,091,870)
Dividends and distributions paid
   to preferred shareholders.....              --              --      --         --    (24,118,443)             --    (24,118,443)
Net income.......................              --              --      --         --             --         667,463        667,463
                                   --------------- --------------- ------- ---------- -------------- --------------- --------------
Shareholders' equity at
   December 31, 2001
   (as restated).................      21,633,864    $216,157,968     100       $  1   $(58,826,211)    $(8,214,923)  $149,116,835

Issuance of preferred stock......       1,255,043      12,550,430      --         --             --              --     12,550,430
Issuance of preferred stock under
   dividend reinvestment plan....         356,559       3,565,590      --         --             --              --      3,565,590
Redemptions of preferred stock...        (748,662)     (7,414,590)     --         --             --              --     (7,414,590)
Additional paid in capital.......              --       1,220,484      --         --             --              --      1,220,484
Dividends and distributions paid
   to preferred shareholders.....              --              --      --         --    (21,306,006)             --    (21,306,006)
 Net loss........................              --              --      --         --             --     (21,304,725)   (21,304,725)
                                   --------------- --------------- ------- ---------- -------------- --------------- --------------
Shareholders' equity at December
   31, 2002 .....................      22,496,804     226,079,882     100       $  1   $(80,132,217)   $(29,519,648)  $116,428,018
                                   =============== =============== ======= ========== ============== =============== ==============




                             The accompanying notes are an integral part of these statements.

                         PRIMECORE MORTGAGE TRUST, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                          Year Ended          Year Ended         Year Ended
                                                                   December 31, 2002   December 31, 2001  December 31, 2000
                                                                  ------------------- ------------------- ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss) income............................................    $  (21,304,725)        $   667,463      $   3,572,311
   Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
        Provision for impairment..................................        21,238,043                  --                 --
        (Decrease) increase in accrued expenses and other.........          (975,963)         (2,578,431)         3,595,841
        Increase (decrease) in payable to Manager.................           638,287            (205,779)        (1,167,718)
        Decrease (Increase) in other assets, net..................            82,661             (39,270)            75,299
                                                                  ------------------- ------------------- ------------------
             Net cash provided by (used in) operating activities.           (321,697)         (2,156,017)         6,075,733
                                                                  ------------------- ------------------- ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Investments in real estate under development and held for
        sale......................................................       (30,888,569)        (63,190,884)      (164,372,910)
     Investments in real estate under development by affiliates...        (9,261,172)        (10,869,856)       (30,322,772)
     Proceeds from investments in real estate under development
     and held for sale............................................        54,124,936          87,597,220        124,348,190
     Proceeds from investments in real estate under development
     by affiliates................................................         4,016,083          12,863,389         40,465,714
     Decrease (increase) in receivable from affiliate.............                --                  --          1,743,081
                                                                  ------------------- ------------------- ------------------
             Net cash provided by (used in) investing activities.         17,991,278          26,399,869        (28,138,697)
                                                                  ------------------- ------------------- ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sales of preferred stock, net of offering costs..        12,550,430          27,972,287         28,082,031
   Redemptions of preferred stock.................................        (7,414,590)        (17,091,870)       (24,694,190)
   Proceeds from sales of common stock............................                --                  --                 --
   Issuance of notes payable......................................         4,098,562          19,345,400         61,199,293
   Capital contributions from Manager.............................         1,220,484
   Repayment of notes payable.....................................        (7,535,769)        (41,756,585)       (31,898,384)
   Net (Repayments) borrowings on secured line of credit..........          (568,868)          8,355,308          4,449,692
   Payment of preferred stock dividends...........................       (18,331,927)        (18,124,688)       (15,609,972)
   Loan fees paid ................................................                --            (237,500)          (141,034)
                                                                  ------------------- ------------------- ------------------
             Net cash provided by (used in) financing activities.        (15,981,678)        (21,537,648)        21,387,436
                                                                  ------------------- ------------------- ------------------
             Net increase (decrease) in cash and cash equivalents.         1,687,903           2,706,204           (675,528)
             Beginning cash and cash equivalents..................         2,706,204                  --            675,528
                                                                  ------------------- ------------------- ------------------

             Ending cash and cash equivalents.....................        $4,394,107          $2,706,204          $      --
                                                                  =================== =================== ==================
Cash paid for interest, net of amounts capitalized of $2,199,961,
   $4,358,952, and $4,680,818 for the periods ending December 31,
   2002, 2001 and 2000 respectively...............................        $       --           $      --          $      --
                                                                  =================== =================== ==================

                         PRIMECORE MORTGAGE TRUST, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (continued)


SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING
ACTIVITIES:



                                                                          Year Ended          Year Ended         Year Ended
                                                                   December 31, 2002   December 31, 2001  December 31, 2000
                                                                  ------------------- ------------------- ------------------
Reinvested Preferred Stock dividends..............................    $    3,565,590    $      5,991,690     $    5,896,840
Interest capitalized on Notes Payable.............................    $      401,610    $        936,447     $    1,846,881
Investments in real estate under development received in exchange
   for issuance of Preferred Stock................................                                    --     $      150,000
Investments in real estate under development by affiliates
   received in exchange for issuance of Preferred Stock...........                --                  --                 --
Investments in real estate under development received in exchange
   for notes......................................................                --                  --      $     795,000
Investments in real estate under development by affiliates
   received in exchange for notes payable.........................                --                  --                 --










                            The accompanying notes are an integral part of these statements.

                         PRIMECORE MORTGAGE TRUST, INC.

                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS


1.   ORGANIZATION AND BUSINESS:


Organization

     Primecore Mortgage Trust, Inc., a Maryland corporation, was formed on March 18, 1999 and commenced operations effective May 1, 1999 as a real estate investment trust (REIT). We are engaged in the business of funding and holding land acquisition, development and construction mortgage loans secured by residential real property, as well as secured by undeveloped real property, located in the greater San Francisco Bay Area. Primecore Mortgage Trust, Inc. is also the sole member of 99 Investors, LLC a California limited liability company. 99 Investors, LLC owns certain real property in which we have invested. We are managed by Primecore Funding Group, Inc., (the "Manager") an affiliated California corporation located in Menlo Park, California. Our manager, or another affiliate, Primecore Properties, Inc., originates and services the construction mortgage loans we invest in for a monthly management fee.

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

     Realization of Assets. The Company's liquidity and ability to meet its obligations as they become due are subject to, among other things, its ability to obtain timely repayments of its ADC loans and sales of its investment in real estate held for sale. In the event that repayments are not sufficient to timely meet our commitments and credit facilities are not extended on terms favorable to us, we will be forced to reduce prices on properties we control in order to expedite their repayment. In such cases, the amount of proceeds received could be substantially less than what we would have expected if we allowed a proper marketing period for the property. This would have a negative impact on the estimated net realizable value of our assets and would force the Company to adopt an alternative strategy that may include actions such as seeking additional capital or further downsizing of the Company. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     Other. In addition, we are subject to other significant business and financial risks, including but not limited to liquidity, the prevailing market for residential real estate, interest rates, dependence on our manager, timely completion of projects, lack of borrower diversification, and potential environmental matters relating to properties on which we have made loans. For additional information see Risk Factors set forth in our Form 10-K.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Restatement of Previously Reported Financial Statements

     The balances presented at December 31, 2001 and 2000 have been restated to correct the accounting of an affiliate loan. The loan should have been determined to have been impaired in November 1999 when the obligor defaulted under the terms of the loan and the expected estimated future cash flows of the underlying collateral were less than the then carrying value of the investment. Subsequently, on or about March 2000, in order to protect the shareholders from loss of capital as a result of the impairment, the Manager provided a guaranty of repayment. Prior filings did not present the impairment. However, we have now determined that because the guaranty was provided subsequent to the determination of impairment, in accordance with our accounting policy on impairments, the loan should have been written down by the amount of the impairment when the determination was made.

                         PRIMECORE MORTGAGE TRUST, INC.

                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS


The following schedule sets forth the restated amounts:


                                                 As previously
December 31, 2001                                     reported   Amount  of change        As Restated
                                            ------------------- ------------------- --------------------
Investments in real estate under
   development by affiliates                      $ 40,237,961       $ (9,468,139)      $ 30,769,822
Total assets                                       194,064,643         (9,468,139)       184,596,504
Accumulated earinings (deficit)                      1,253,216         (9,468,139)        (8,214,923)
Total liabilities and shareholders' equity         194,064,643         (9,468,139)       184,596,504

December 31, 2000
Accumulated earnings (deficit)                         585,753         (9,468,139)        (8,882,386)
Shareholders' equity                               165,163,847         (9,468,139)       155,695,708

January 1, 2000
Accumulated deficit                                 (2,986,558)        (9,468,139)       (12,454,697)
Shareholders' equity                               173,766,646         (9,468,139)       164,298,507


Use of Estimates

     These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company's significant estimates include the valuation of investments in real estate. Actual results could differ from those estimates.

Investments in Real Estate under Development and Investments in Real Estate under Development by Affiliates

     We  have  originated   loans  to  Acquire,   Develop  and  Construct  (ADC)
residential real estate ("ADC loans"). Our loans contain many of the following characteristics which are identified with ADC loans:

1. The lender has agreed to provide all or substantially all necessary funds to acquire, develop or construct the property. The borrower has title to but little or no cash equity in the project;
2. The lender funds substantially all the interest and fees during the term of the loan by adding them to the loan balance;
3. Typically, the lender's only security is the project itself. The lender has no recourse to other assets of the borrower, and the borrower does not guarantee the debt;
4. In order for the lender to recover its investment in the project, the property must be sold to independent third parties or the borrower must obtain refinancing from another source.

     Therefore, our ADC loans are classified for financial reporting purposes as investments in real estate under development or investments in real estate under development by affiliates (Notes 3 and 4). Revenue from interest and points is recognized as cash is received from the sale or refinancing of such properties.

                         PRIMECORE MORTGAGE TRUST, INC.

                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

ADC loans are classified as investments in real estate under development or investments in real estate under development by affiliates and include amounts funded under the loan agreements and capitalized interest expense. If our ADC loans qualified as loans under US GAAP, interest and points would be recognized in income as earned instead of at the time of sale of the underlying property.

     Such investments are stated at the lower of cost or fair value. Management conducts a review for impairment on an investment-by-investment basis whenever events or changes in circumstances indicate that the carrying amount of an investment may not be recoverable. Impairment is recognized when estimated expected future cash flows (undiscounted and without interest charges), typically from the sale of a completed property, are less than the carrying amount of the investment, which does not include accrued interest and points. The estimation of expected future net cash flows is inherently uncertain and relies to a considerable extent on assumptions regarding current and future economic and market conditions. If, in future periods, there are changes in the estimates or assumptions incorporated into the impairment review analysis, the changes could result in an adjustment to the carrying amount of the investments. To the extent an impairment has occurred, the excess of the carrying amount of the investment over its estimated fair value, less estimated selling costs, will be charged to operations.

Investments in Real Estate Held for Sale

     We may take title to property through foreclosure or by deed in lieu of foreclosure when a borrower defaults on our ADC loan. Such arrangements are accounted for in a manner similar to our investments in real estate under development. Interest income for tax purposes is not accrued on investments in real estate held for sale.

Cash and Cash Equivalents

     Cash and cash equivalents include cash held in financial institutions and other highly liquid short-term investments with original maturities of three months or less.

Income from Completed Real Estate Development

     Our investment objective is to make ADC loans on projects we believe are likely to ultimately sell for an amount sufficient to repay the principal plus accrued interest and points on those ADC loans at the contracted interest rate. We do not intend to own or develop property and do not participate in the profit realized by the borrower, including affiliated borrowers, upon sale of the property.

     We recognize income from our ADC loans and investments in real estate held for sale as costs are recovered, generally upon the sale or refinancing of the underlying completed real estate to or by a third party. No interest income or points are recognized until the financed property is sold or refinanced. We compute income as the difference between cash received from the sale or refinancing of the property and the carrying value of the investments at the date of repayment.

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

                         PRIMECORE MORTGAGE TRUST, INC.

                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property and to federal income and excise taxes on our undistributed taxable income.

Our taxable (loss) income for the years ended December 31, 2002, 2001 and 2000 is computed as follows:

                                                   December 31, 2002   December 31, 2001   December 31, 2000
                                                  ------------------- ------------------- -------------------
Revenues - interest income and points                    31,478,965          39,296,945         38,011,681
Operating expenses................................      (12,439,364)        (16,284,169)       (16,023,843)
Loans charged off.................................      (25,553,208)                  -                  -
                                                  ------------------- ------------------- -------------------
   Taxable (loss) income before dividends.........       (6,513,607)         23,012,776         21,987,838
   Dividends and distributions....................      (21,306,006)        (24,118,443)       (21,609,791)
                                                  ------------------- ------------------- -------------------
   Distributions in excess of taxable (loss)
     income......................................       (27,819,613)         (1,105,667)           378,047
                                                  =================== =================== ===================

     Our taxable income differs from income measured in accordance with generally accepted accounting principles in the United States of America due to timing differences in the recognition of income from our ADC loans. For tax purposes, interest and points are accrued as income according to the terms of our loan contracts, but not recognized under generally accepted accounting principles in the United States of America until the contract has been paid through sale or refinancing of the secured property. We distribute Preferred Stock dividends at a level sufficient to satisfy specified return targets for our investors. As a result, dividends paid may be in excess of taxable income. Dividend distributions are subject to adjustment by our Board of Directors based upon prevailing market and company specific conditions. Payment of Preferred Stock dividends could be adversely effected if we experience a slow down in the repayment of our ADC loans.

     On October 17, 2002, our Board of Directors voted unanimously to adjust our monthly dividend distribution to shareholders from $0.0875 per share to $0.0583 per share beginning with distributions declared in October 2002 and paid in November 2002. In adjusting the distribution, the Board considered the following factors: the economy over the past year; prospects for a quick turnaround in the economy; the economic uncertainties arising from world events; and the weakness in the San Francisco Bay Area real estate market and its actual and potential impact on our loan portfolio. The Board also considered the needs of shareholders when setting the distribution rate, recognizing the desires of shareholders to receive monthly distributions and also recognizing that distributions at the specified rate will result in a return of capital to shareholders since the distributions will exceed income. During 2002 we paid dividends of $21,897,517, all of which in excess of our taxable income. The Board will continue to review and reassess the distribution policy as new information becomes available.

Net Loss Per Share of Common Stock

     Per share amounts for our common stock are computed using the weighted average common shares outstanding during the period. Net loss used in the calculation is increased by declared dividends owed to preferred shareholders. There are currently no stock options or other dilutive common stock equivalents, and as a result, the basic and diluted weighted average common shares outstanding for the years ended December 31, 2002, 2001 and 2000, are the same and are 100 shares.

Consolidation Policy

     The consolidated financial statements include the accounts of Primecore Mortgage Trust and its wholly owned subsidiary, 99 Investors, LLC. All intercompany accounts and transactions have been eliminated in consolidation.

SFAS 143, Accounting for Asset Retirement Obligations

     FASB Statement No. 143, Accounting for Asset Retirement Obligations. The Statement addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Statement requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of a tangible long-lived asset. This Statement was adopted effective June 15, 2002 and adoption is not expected to have a material impact on the financial condition or operating results of the Company.

SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets

     FASB  Statement  No.  144,  Accounting  for the  Impairment  or Disposal of
Long-Lived  Assets.   Statement  No.  144  addresses  financial  accounting  and

                         PRIMECORE MORTGAGE TRUST, INC.

                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

reporting for the impairment or disposal of long-lived assets. The provisions of this Statement were adopted effective January 1, 2002. Adoption did not have a material impact on the financial condition or operating results of the Company.

SFAS No. 145, Rescissions of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections

     The provisions of this Statement related to the rescission of Statement 4 are applicable in fiscal years beginning after May 15, 2002. The provisions of this Statement related to Statement 13 are effective for transactions occurring after May 15, 2002. All other provisions of this Statement are effective for financial statements issued on or after May 15, 2002. Adoption of the provisions applicable to the year ended December 31, 2002 did not have a material impact on the financial condition or operating results of the Company.

SFAS No. 146, Accounting for Costs Associated with Exit or Disposed Activities

     The provisions of this Statement are effective for exit and disposal activities that are initiated after December 31, 2002. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The Company does not currently have plans to exit or dispose of activities.

SFAS No. 148, Accounting for Stock-Based Compensation - Transition and
Disclosure

     The provisions of this Statement amend FASB Statement No. 123, Accounting for Stock-Based Compensation, and provide alternative methods of transition for enterprises that elect to change to the Statement No. 123 fair value method of accounting for stock-based employee compensation. The Statement also amends the disclosure requirements of Statement No. 123 to require prominent disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (the Interpretation)

     This Interpretation addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. These disclosure requirements are included in note 13 to the consolidated financial statement. The Interpretation also requires the recognition of a liability by a guarantor at the inception of certain guarantees.

     The Interpretation requires the guarantor to recognize a liability for the noncontingent component of the guarantee, this is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements.

     As noted above the Company has adopted the disclosure requirement of the Interpretation (note 13) and will apply the recognition and measurement provisions for all guarantees entered into or modified after December 31, 2002. To date the company has not entered into or modified any guarantees and has recognized no liability pursuant to the provisions of the Interpretation.

FASB Interpretation No. 46, Consolidation of Variable Interest Entities

     Interpretation No. 46 addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: 1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support from other parties, or 2) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: a) the direct or

                         PRIMECORE MORTGAGE TRUST, INC.

                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

indirect ability to make decisions about the entity's activities through voting or similar rights, b) the obligation to absorb the expected losses of the entity if they occur, or c) the right to receive the expected residual returns of the entity if they occur. The Interpretation requires existing variable interest entities to be consolidated if those entities do not effectively disburse risks amount parties involved. The Company has determined that they have no significant ownership in variable interest entities.


3.   INVESTMENTS IN REAL ESTATE UNDER DEVELOPMENT:

     We make ADC loans with maturity dates generally ranging from 12 to 18 months. The term of an ADC loan may be extended, when management deems it appropriate to do so. For financial reporting purposes, we account for our ADC loans as investments in real estate under development. Investments in real estate under development represent funds advanced in cash plus capitalized interest on arrangements in effect at any particular time. Since real estate under development generates no operating income, we do not accrue any income for financial reporting purposes until the sale to a third party or refinancing of a property by another lender. The income (interest and points) that we ultimately realize is based upon the value of the financed property and terms of the ADC loan. During the years ended December 31, 2002, 2001 and 2000 fixed interest rates on ADC loans outstanding ranged from 11 percent to 18 percent. In the case of ADC loans on which the borrower defaulted under the terms of our lending contract, the interest rate charged during the period of default was an additional 5 percent over the note rate. In addition, we charged points on most ADC loans, which were typically 4 percent of the borrowed amount.

The following table summarizes our portfolio of ADC loans at December 31, 2002:

                                                                 Commitment            Carrying
Location - County                        Maturity Dates              Amount              Amount
------------------------------------------------------------------------------------------------
Alameda                                     12/02-04/03       $   6,894,000       $   2,501,513
Marin                                       08/01-11/03          42,140,000          22,368,188
Monterey                                    12/02-12/03          29,825,000          11,896,192
Napa                                        11/02-11/02           4,750,000           3,410,477
San Francisco                               03/02-06/03          25,675,000          11,495,202
San Mateo                                   06/02-12/03          53,274,485          32,969,133
Santa Clara                                 05/02-06/03          23,300,000          15,083,579
Santa Cruz                                  06/01-06/01           6,750,000           1,417,231
                                                        ----------------------------------------

                                                             $  192,608,485      $  101,141,515
                                                        ========================================



The following table summarizes our portfolio of ADC loans at December 31, 2001:

                                                                Commitment            Carrying
Location - County                       Maturity Dates              Amount              Amount
-----------------------------------  ------------------ ------------------- -------------------
Alameda                                    06/01-10/01       $   5,700,000       $   1,177,035
Contra Costa                               05/02-05/02           5,610,000           4,668,141
Marin                                      06/01-07/02          29,765,000          19,263,088
Monterey                                   12/01-12/02          27,160,000          12,051,692
San Francisco                              01/02-10/02          26,935,000          15,363,685
San Mateo                                  09/01-10/02          53,361,140          27,921,345
Santa Clara                                06/01-08/02          71,075,000          41,699,251
Other                                      06/01-09/01          17,665,000           9,615,273
                                                        ------------------- -------------------
                                                            $  237,271,140      $  131,759,510
                                                        =================== ===================

     During the year ended December 31, 2002, we capitalized $1,720,862 of interest expense from our secured line of credit and our unsecured notes payable to investments in real estate under development compared with $3,369,004 and $3,562,236 during the years ended December 31, 2001 and 2000, respectively.

                         PRIMECORE MORTGAGE TRUST, INC.

                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

     We will fund unfunded commitments on existing ADC loans from the repayment of other ADC loans, borrowings on our line of credit (Note 8), issuance of short-term notes payable or issuance of additional preferred stock. As of December 31, 2002 our unfunded commitment was $23,835,015, exclusive of interest and points. We believe we will have adequate sources of capital to fund these commitments when and as they become due.

     As of December 31, 2002, we had ADC loans with a carrying amount of $10,293,731, which had not been paid by their stated maturity dates and which we do not intend to extend compared with $19,218,517 at December 31, 2001. These ADC loans accrue interest at the default rate, which is 500 basis points above the note rate. We choose not to extend these contracts in order to provide incentive for the builder to price the property for sale in a short period.

     Additionally, at December 31, 2002, we had recorded notices of default on ADC loans with a carrying amount of $18,886,100 compared with $14,293,382 at December 31, 2001. Recording a notice of default begins the process of foreclosure. All ADC loans for which a notice of default has been recorded are charged interest at the default rate which interest will be collected upon repayment of the ADC loan assuming there are sufficient proceeds. Recording a Notice of Default is our last resort and usually done only in cases where we believe that the builder cannot or will not maximize the value of the property.

     During the year ended December 31, 2002, we charged $2,342,776, to operations for ADC loans we believe are impaired compared with none during the years ended December 31, 2001 and 2000.

4. INVESTMENTS IN REAL ESTATE UNDER DEVELOPMENT BY AFFILIATES:

     In the past, we had made ADC loans to affiliates of our Manager on projects on which the affiliates were acting as the developer. Additionally, after the default under certain loans made to Windy Hill Associates, an entity whose principal was one of the original founders of our Manager, and consistent with our then policy of not taking foreclosed properties in our name, the Windy Hill ADC loans were transferred to another affiliate, E-Prime, Inc., and foreclosed upon by E-Prime, Inc. in March 2000. Our Manager guaranteed repayment of these foreclosed Windy Hill ADC loans. These arrangements are accounted for in a manner identical to that described in Note 3 above. On October 17, 2002, the non-management members of the Board of Directors, with management directors abstaining, resolved to enter into an agreement with our Manager relating to the E-Prime, Inc. ADC loans and certain ADC loans made to another affiliate, 99 Investors, LLC. Among other things, pursuant to the agreement, all of the membership interests in 99 Investors, LLC were transferred to us, thereby effectively transferring ownership of all properties owned by 99 Investors, LLC to us. The agreement also provided for the release of repayment guarantees from our Manager and its owner, in exchange for a reduction in the compensation we pay to our Manager, a decrease in the fee payable upon termination of our Manager, from 10% of our loan commitments to 4% of our loan commitments, and a promise to pay certain deficiencies that might result upon liquidation of the properties securing the loans on the properties. Refer to the discussion of Management Fees in Note 10 - Transactions with Affiliates. The text of the Affiliate Loan Agreement was disclosed in an 8-K filing on December 20, 2002.

     As a result of these agreements, the balance of Investments in Real Estate Under Development By Affiliates has transferred $19,075,533 to Investments in Real Estate Held For Sale. Additionally, during the year ended December 31, 2002 we charged $11,419,566 to impairments for these ADC loans compared with none during the years ended December 31, 2001 and 2000. Under the terms of the Affiliate Loan Agreement, our Manager is responsible for repaying any difference between the carrying amount of the properties and the appraised value at the time we took ownership. Repayments will come from bonuses earned by the Manager under an amended and restated management agreement, and the entire shortfall amount shall be paid no later than January 2, 2010. The shortfall amount, estimated at $11,419,566, the amount of our impairment charge bears simple interest at the rate of seven percent (7%) per annum until repaid. Because of the uncertainty in timing and ultimate collection of the Manager's repayment obligation, we have charged income for the full amount of impairment of the properties transferred by the Affiliate Loan Agreement. We will account for any payments by our Manager under this agreement as income when received.

                         PRIMECORE MORTGAGE TRUST, INC.

                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS


The following table summarizes our portfolio of investments in real estate under development by affiliates at December 31, 2001:

                                               Maturity  Commitment Amount            Carrying
Location - County                                 Dates                                 Amount
-------------------------------------------------------- ------------------ -------------------
San Mateo                                   12/01-04/03       $ 14,200,000         $ 8,290,751
Santa Clara                                 12/01-03/03         56,125,000          22,479,071
                                                         ------------------ -------------------
                                                              $ 70,325,000         $30,769,822
                                                         ================== ===================

     During the year ended December 31, 2002, we capitalized $334,513 of interest expense from our secured line of credit and our unsecured notes payable to investments in real estate under development by affiliates compared with $805,848 and $1,118,582 during the years ended December 31, 2001 and 2000, respectively.


5. INVESTMENT IN REAL ESTATE HELD FOR SALE:

     As of December 31, 2002, we or our wholly-owned subsidiary, 99 Investors, LLC, held title to 18 properties which we received through foreclosure, by deed in lieu of foreclosure, or as a result of an agreement dated October 17, 2002, pursuant to which all membership interests in 99 Investors, LLC were transferred to us.

     The following table summarizes investments in real estate held for sale at December 31, 2002:


                                                            Carrying
County                                    Number              Amount
--------------------------------------- --------- -------------------

Alameda                                        1       $   1,676,642
Marin                                          2           4,105,484
San Francisco                                  1           1,542,395
San Mateo                                      5           8,362,275
Santa Clara                                    9          21,130,372
                                        --------- -------------------
         Total                                18        $ 36,817,168
                                                  ===================


The following table summarizes investments in real estate held for sale at December 31, 2001:

                                                            Carrying
County                                    Number              Amount
--------------------------------------- --------- -------------------
Alameda                                                $   5,498,629
                                               3
Marin                                          4           8,438,341


San Mateo                                      2           2,620,510
Santa Clara                                    1           2,394,583
                                        --------- -------------------
         Total                                10       $  18,952,063
                                                  ===================

     We report these properties at the lower of their existing carrying amount or net realizable value and are in various stages of construction. They will be sold in the manner which we believe maximizes their value to us. During the year

                         PRIMECORE MORTGAGE TRUST, INC.

                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

ended December 31, 2002, we capitalized $523,387 of interest expense to investments in real estate held for sale that were still under construction compared with none during the years ended December 31, 2001 and 2000.

     Additional funds will be required to complete certain investments in real estate held for sale. We will fund these costs from the repayment of other loans, borrowings on our line of credit (Note 8), issuance of short-term notes payable or issuance of additional preferred stock. As of December 31, 2002, our estimated costs to complete these investments was $15,320,528.

     During the year ended December 31, 2002, we charged $7,475,701 to operations for impairments on Investments in Real Estate Held For Sale compared with $73,000 and none during the years ended December 31, 2001 and 2000.

6.   LOAN SECURED BY REAL ESTATE:

     We had a loan secured by real property that we received as payment for one of our Investments in Real Estate by Affiliates. The loan bears fixed interest at 7%, with interest payments of $27,388 payable monthly and matures on August 1, 2003. The loan is secured by three parcels of real property and is subject to certain collateral release provisions. As of December 31, 2002 the loan was current.

7.  NOTES PAYABLE:

     We had unsecured borrowings of $14,095,017 at December 31, 2002 compared with $17,312,526 at December 31, 2001 on notes issued to accredited investors through private placements. These notes have varying maturities of up to two years from the date of issuance and bear interest at fixed rates between 6.00 and 12.0 percent with interest payable monthly in arrears. We may repay these notes, without penalty, at our option before their stated maturity. As of December 31, 2002, we estimate that the carrying amounts of our notes payable approximate their fair value based on current borrowing rates available to us.

     Additionally, at December 31, 2002, we had $181,912 due on notes payable to financial institutions to finance the cost of our insurance policies compared with none at December 31, 2001. The notes bear interest at rates between 7.462% and 11.274% and require monthly payments totaling $25,430.

     The following table summarizes the maturities of our notes payable at December 31, 2002:

                Year                              Amount
                ---------------------   -----------------

                2003                          13,806,929
                2004                             470,000
                                        -----------------

                         Total              $ 14,276,929
                                        =================


8.   LINE OF CREDIT:

     We have a $15,000,000 line of credit with a commercial bank. The amount borrowed under the line of credit at December 31, 2002, was $14,431,132, compared with $15,000,000 at December 31, 2001. The line of credit is collateralized by our assets and guaranteed by our Manager and another affiliate, carries interest at prime plus 1.50 percent (5.75 percent at December 31, 2002) and matures in May 2003. In order for us to request advances on our line of credit, the terms of the line of credit require, among other provisions, that we maintain total equity of no less than $150,000,000, a debt to equity ratio of less than 1.5 to 1.0 and quarterly taxable income from operations of at

                         PRIMECORE MORTGAGE TRUST, INC.

                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

least $500,000. Since our total equity at December 31, 2002 was less than $150 million, we will be unable to request additional advances until we either obtain a waiver of the requirement or increase our equity to at least $150 million. We incurred loan fees and other costs of $235,169 in connection with this loan, which are included in other assets in the accompanying balance sheets and are being amortized on the effective interest method over the life of the facility. Accumulated amortization of loan fees amounted to $180,325 at December 31, 2002.


9.  SHAREHOLDERS' EQUITY

     We have authorized 50,000,000 shares of capital stock with a $0.01 par value; 40,000,000 shares are designated Class A Convertible Preferred (Preferred Stock), and 10,000,000 shares are designated as common.

     At December 31, 2002, there were 100 shares of common stock outstanding, all held by William Whitlow, Susan Fox and Michael Rider, who are employees and officers of our manager. Ms. Fox owns all of the stock of our manager.

     The 22,496,804 and 21,633,864 shares of Preferred Stock outstanding as of December 31, 2002 and 2001, respectively, rank senior to our common stock as to dividends and liquidation rights. The shares are convertible into, and have voting rights equal to, the same number of shares of our common stock. We will not pay any dividends to the holders of the common stock so long as any Preferred Stock is outstanding.

     Preferred Stock dividends and distributions are paid monthly in arrears and were $0.96, $1.12 and $1.14 per share (based on weighted average preferred shares outstanding of 22,168,539, 21,450,948 and 18,955,134) for the years ended 2002, 2001 and 2000. Under the terms of our dividend reinvestment plan shareholders were able to reinvest dividends in additional shares of Preferred Stock. On November 20, 2002 the Board of Directors voted to close the existing private placement, thus terminating the dividend reinvestment option until such time as a new private placement it opened.

     Holders of our Preferred Stock do not have a right to redeem their shares. Our Board of Directors has adopted a stock redemption policy for Preferred shareholders who wish to sell their shares to us. The policy may be modified or terminated at the Board's discretion at any time. Effective February 12, 2003, the Board of Directors implemented a new redemption policy for shareholders who wish to sell their shares to us. Under this policy we will repurchase shares, at fair market value, as determined by our Board of Directors, utilizing 25% of "free cash flow" for such purposes. "Free cash flow" means the total of all proceeds from repayments of loans and all net proceeds from the sale of real-estate-owned properties in the Company's portfolio during a Repurchase Period, and then subtracting from such total amounts due during the same period for (i) existing loan commitments, (ii) debt payments to third parties, (iii) dividend or other distributions to shareholders, and (iv) operating expenses. The periods between October 1 and March 31 of the following year, and April 1 and September 30 are each a "Repurchase Period" for the purposes of calculating "free cash flow," except that the first Repurchase Period under the policy runs from January 1, 2003 through March 31, 2003. Redemption of shares is always subject to availability of funds for redemption purposes. All redemption requests will be determined and acted upon in accordance with the best interests of the Company. We will not sell or otherwise liquidate any portion of our mortgage loan portfolio or other assets to fund a redemption request.

     We sell our stock through private placement and have closed five private placements since our inception, issuing 26,161,438 shares at $10.00 per share. We use the proceeds from issuance of our Preferred Stock primarily to fund additional ADC loans and also for working capital purposes. As of December 31, 2002 we did not have an active private placement.

                         PRIMECORE MORTGAGE TRUST, INC.

                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS


10.   TRANSACTIONS WITH AFFILIATES:

Management Fees

     A management agreement dated March 30, 1999, as amended, between us and our Manager provided for a monthly fee payable in arrears equal to 0.25 percent of the total commitment amount of the ADC loans in our investments in real estate under development, in our investments in real estate under development by affiliates, and in our investments in real estate held for sale. For the year ended December 31, 2002, the portfolio management fees earned by our Manager were $9,630,701 compared with $11,345,585 and $10,967,249 for the years ended December 31, 2001 and 2000.

     As of October 17, 2002, we entered into an amended and restated management agreement with our Manager, Primecore Funding Group, Inc. The agreement generally provides that the fees our manager earns will be based on three components: a base fee, determined monthly, of 3.125% per annum of the total carrying amount of our investments in real estate, determined according to US GAAP; a cash flow bonus, determined quarterly, payable only upon achieving certain levels of loan repayments; and a rate of return bonus, determined quarterly, which is payable only upon achieving certain income per share returns for holders of Preferred Stock.

     The changes made to the management agreement are intended to provide a better alignment of interest between our Manager and the shareholders given current economic realities. The base fee is a reduced fee given the current portfolio since the fee is based on the carrying amount of ADC loans, instead of ADC loan commitments. To the extent that the manager's actions produce results that are above base expectations, the manager will be rewarded with bonuses. The restructured agreement is expected to reduce our base management fee expense from $9.6 million in 2002 to approximately $4.5 million in 2003.

Real Estate Sales Commissions

     We paid real estate sales commissions of $446,350 during the year ended December 31, 2002 to Primecore Properties, Inc., an affiliate compared with none during the years ended December 31, 2001 and 2000. The commissions were paid for services provided by Primecore Properties under listing agreements to sell property acquired by us through foreclosure or deed in lieu of foreclosure.

Payable to Affiliate

     We owed $669,480 to our Manager at December 31, 2002 for fees earned in December 2002 compared with $31,193 payable December 31, 2001. The amounts payable are typically paid the following month.

Affiliate Loans

     Our affiliates are entities with whom we share common control through common management. Primecore Funding Group, Inc. is our affiliate and holds a restricted license as a California real estate broker.

     During 2002, as prices for high end homes in the San Francisco Bay Area continued to decline, we were advised by our manager that proceeds from the sales of properties securing the affiliate loans would not be sufficient to fully repay the loans and we would have to rely on the Manager's guarantee for full repayment. Based on the estimated amount of the payment due from the Manager, the time period over which the Manager would be able to accomplish the payments and the ultimate uncertainty of receiving full repayment, our Board of Directors decided it would be better to restructure the existing management agreement to better align the Manager's compensation with our shareholders' interests. On October 17, 2002, our board of directors resolved to enter into an

                         PRIMECORE MORTGAGE TRUST, INC.

                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

Affiliate Loan Agreement with our manager which provided for the transfer of ownership of the remaining properties securing our affiliate loans and a release of repayment guarantees from our manager and its owner, in exchange for restructuring our management agreement with Primecore Funding Group. Refer to
Note 4 - Investments In Real Estate Under Development By Affiliates for a discussion of the Affiliate Loan Agreement. As a result of this agreement, we no longer have any affiliate ADC loans. The ownership of 99 Investors, LLC, the owner of properties securing affiliate ADC loans, has been transferred to Primecore Mortgage Trust, and its properties are classified as Investments in Real Estate Held for Sale at December 31, 2002. The following narratives describe the current status of our affiliate relationships.

     Eprime, Inc. is our affiliate and is a California corporation, incorporated in 2000. Eprime, Inc. was formed for the purpose of acquiring title, completing and selling the Windy Hill ADC loans which were foreclosed in March 2000. As part of that transaction, our manager and its owner guaranteed the repayment of the Windy Hill ADC loans. As of the date of the Affiliate Loan Agreement, all the properties acquired by Eprime had been completed and sold. At that time, the carrying amount of the ADC loans due from Eprime was zero as a result of an impairment charge of $9,468,139 on one of the Eprime ADC loans, completion and sale of the Eprime properties and payments made under the guarantee agreement by our Manager. The balance owed under the guarantee agreement, which included accrued interest, loan fees and the $9,468,139 written down for US GAAP purposes was $17,846,428. In accordance with the Affiliate Loan Agreement, the guarantees provided for these ADC loans were released and the balances were written off as uncollectible.

     99 Investors, LLC, a California Limited Liability Company, is an affiliate which is now wholly-owned by us. 99 Investors, LLC was originally formed for the purpose of developing and selling residential real estate. As of the date of the Affiliate Loan Agreement, 99 Investors owned title to eleven homes under construction which secured five ADC loans held by Primecore Mortgage Trust, Inc. In accordance with the agreement, ownership of 99 Investors, LLC, and thus all of its interest in the properties, has been transferred to us as a wholly-owned subsidiary. We will continue to complete construction and sell the properties. Our Manager is responsible for the difference, if any, between the carrying amount of the ADC loans as of the date of our agreement and the appraised values of the properties at that time. This amount will be paid to us from bonuses that the Manager receives in accordance with our revised and restated management agreement, and if the bonuses are insufficient to cover the full amount, the full amount will be paid in full on or before January 2, 2010, with interest at seven percent (7%) per annum. Because of the uncertainty in timing and ultimate collection of our Manager's repayment obligation, we have charged income for the full amount of impairment of the properties transferred by the Affiliate Loan Agreement. We will account for payments by our Manager under this agreement as income when received.

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

                         PRIMECORE MORTGAGE TRUST, INC.

                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

11.   COMMITMENTS AND CONTINGENCIES:

Litigation

     We are involved in legal actions arising in the normal course of our business. We are not presently subject to any material litigation nor, to our knowledge, is any litigation threatened against us which collectively is expected to have a material adverse effect on our cash flows, financial condition or results of operations.

Construction Contracts

     In connection with our development of investments in real estate held for sale, we have entered into contracts with construction companies totaling $9,420,708 to complete these projects where necessary. We will make payments on these contracts as construction progresses in much the same manner we do for our investments in real estate under development.

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

12.  QUARTERLY STATEMENTS OF OPERATIONS (UNAUDITED):

The following tables contain selected unaudited quarterly financial data for fiscal years 2002 and 2001:

                                   PRIMECORE MORTGAGE TRUST, INC.

                             CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

                                   Three Months      Three Months        Three Months         Three Months
                                          Ended             Ended               Ended                Ended
                                 March 31, 2002     June 30, 2002  September 30, 2002    December 31, 2002
                                  (as restated)     (as restated)       (as restated)
                                ---------------- ----------------- --------------------- ------------------
 REVENUES:
 Income from completed real
    estate development
    (including $0, $0, $981,443
    and  $0 from affiliates)
                                   $  1,055,530      $  5,682,996      $    2,787,906        $     491,757
 Other                                       --            61,957                 141              (61,368)
                                ---------------- ----------------- --------------------- ------------------
                  Total revenues      1,055,530         5,744,953           2,788,047              430,389

 EXPENSES:
 Management fees paid to
    Manager..                         2,658,152         2,450,403           2,438,338            2,083,808
 Provision for impairment of
    investments in real estate
    development.................        145,782         1,327,534           7,992,171           11,772,556
 General, administrative and
    other.......................        105,505            62,852             117,001              169,542
                                ---------------- ----------------- --------------------- ------------------
                  Total expenses      2,909,439         3,840,789          10,547,510           14,025,906
                                ---------------- ----------------- --------------------- ------------------

               Net income (loss)     (1,853,909)        1,904,164          (7,759,463)         (13,595,517)
       Preferred stock dividends     (5,733,818)       (5,763,743)         (5,871,995)          (3,936,450)
                                ---------------- ----------------- --------------------- ------------------

          Net loss allocable to
          common                     (7,587,727)       (3,859,579)        (13,631,458)         (17,531,967)
                                ================ ================= ===================== ===================

 Basic and diluted net loss per
    common share.........               (75,877)          (38,596)           (136,315)            (175,320)
                                ================ ================= ===================== ===================


 Basic and diluted
    weighted-average common                 100               100                 100                  100
    shares outstanding
                                ================ ================= ===================== ===================

                                   PRIMECORE MORTGAGE TRUST, INC.

                             CONSOLIDATED NOTES TO FINANCIAL STATEMENTS


                                    Three Months     Three Months        Three Months         Three Months
                                           Ended            Ended               Ended                Ended
                                  March 31, 2001    June 30, 2001  September 30, 2001    December 31, 2001
                                ---------------- ----------------- --------------------- ------------------
 REVENUES:
 Income from completed real
    estate development
    (including $0, $0, $0, and
    $0 from affiliates)               3,978,796        2,742,380           1,430,690            4,367,752

 Other........................               81               --                  --               68,429
                                ---------------- ----------------- --------------------- ------------------
          Total                       3,978,877        2,742,380           1,430,690            4,436,181
 revenues.....................

 EXPENSES:
 Management fees paid to
    Manager...................        3,122,154        2,989,063           2,808,680            2,425,688
 Provision for impairment of
    investments in real estate
    development...............               --               --                  --               73,000
 General, administrative and
    other.....................           44,658          225,053             104,651              127,718
                                ---------------- ----------------- --------------------- ------------------
          Total expenses              3,166,812        3,214,116           2,913,331            2,626,406
                                ---------------- ----------------- --------------------- ------------------
          Net income (loss)             812,065         (471,736)         (1,482,641)           1,809,775
          Preferred stock            (5,951,458)      (6,126,847)         (6,288,698)          (5,751,440)
 dividends and distributions
                                ---------------- ----------------- --------------------- ------------------
          Net loss allocable
          to common                  (5,139,393)      (6,598,583)         (7,771,339)          (3,941,665)
                               ================= ================= ===================== ==================

 Basic and diluted net loss
    per common share.........           (51,394)         (65,986)            (77,713)             (39,417)
                               ================= ================= ===================== ==================

 Basic and diluted
    weighted-average common
    shares                                  100              100                 100                  100
                               ================= ================= ===================== ==================

                                                               SCHEDULE IV



                         PRIMECORE MORTGAGE TRUST, INC.

                          MORTGAGE LOANS ON REAL ESTATE

                                DECEMBER 31, 2002



INVESTMENTS IN REAL ESTATE UNDER DEVELOPMENT:



                                                 Final    Periodic                             Face         Carrying        Carrying
                             Interest         Maturity     Payment                           Amount        Amount of          Amount
    Description                  Rate             Date       Terms   Prior Liens       of Mortgages        Mortgages    of Defaulted
                                                                                                                               Loans
------------------------- ------------ ---------------- ----------- ------------- ------------------ ---------------- --------------


Land Development            12 - 16%    03/02 - 11/02      Note 1            --       $ 11,460,000      $ 4,932,757      $ 1,417,230
Condominium                 11 - 16%    06/01 - 07/03      Note 1            --         14,225,000        4,165,509        4,165,509
Single Family Detached      11 - 16%    08/01 - 12/03      Note 1    15,307,630        166,923,485       92,043,249       23,597,092
                                                                                 ------------------ ---------------- ---------------

                                                                                      $192,608,485    $ 101,141,515     $ 29,179,831
                                                                                 ================== ================ ===============







INVESTMENTS IN REAL ESTATE HELD FOR SALE:





                                                     Carrying        Estimated
                                    Mortgage        Amount of         Costs to
         Description                   Liens       Properties         Complete
-------------------------- ------------------ ---------------- ----------------

Land Development                    $     --     $  1,676,642       $  197,059
Condominium                               --        1,542,395        1,455,487
Single Family Detached            13,395,000       33,598,131       13,667,982

                           ------------------ ---------------- ----------------

                                $ 13,395,000     $ 36,817,168      $15,320,528
                           ================== ================ ================