Form 10-Q/A
period 2002-03-31
PRIMECORE MORTGAGE TRUST INC
filed 2003-04-28
CIK 1086670

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                 Amendment no. 1
                                       to
                                    FORM 10-Q


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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         The number of shares of convertible preferred stock outstanding as of March 31, 2002 was 21,959,845. The number of shares of common stock outstanding as of March 31, 2002 was 100.

Table of Contents

 Part I.  Financial Information

Item 1.   Financial Statements (unaudited).....................................3

          Balance Sheets as of March 31, 2002 (unaudited) and
               December 31, 2001...............................................4

          Statements of Operations for the Three Months Ended
               March 31, 2002 and 2001 (unaudited).............................5

          Statement of Shareholders' Equity for the Three Months Ended
               March 31, 2002 (unaudited)......................................6

          Statements of Cash Flows for the Three Months Ended
               March 31, 2002 and 2001 (unaudited).............................7

          Notes to the Financial Statements (unaudited)........................8

Item 2.   Management's Discussion and Analysis of Financial Condition and
               Results of Operations..........................................18

Item 3.   Quantitative and Qualitative Disclosures about Market Risk..........22


 Part II. Other Information

Item 1.   Legal Proceedings...................................................23

Item 2.   Changes in Securities and Use of Proceeds...........................23

Item 3.   Defaults Upon Senior Securities.....................................23

Item 4.   Submission of Matters to a Vote of Security Holders.................23

Item 5.   Other Information...................................................23

Item 6.   Exhibits and Reports on Form 8-K....................................23

          (a) Exhibits........................................................23

          (b) Reports on Form 8-K.............................................24

          Signatures..........................................................24

Part I. Financial Information

Item 1. Financial Statements

          Attached are the following financial statements of Primecore Mortgage Trust, Inc. (the "Company"):

     (1)  Balance Sheets as of March 31, 2002 (unaudited), and December 31, 2001

     (2) Statements of Operations for the Three Months ended March 31, 2002 and 2001 (unaudited)

     (3) Statement of Shareholders' Equity for the Three Months ended March 31, 2002 (unaudited)

     (4) Statements of Cash Flows for the Three Months ended March 31, 2002 and 2001 (unaudited)

     (5)  Notes to Financial Statements (unaudited)

          The financial statements referred to above should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2001 as filed with the Securities and Exchange Commission in our Annual Reports on Form 10-K filed March 30, 2002 and March 31, 2003.

                                      PRIMECORE MORTGAGE TRUST, INC.

                                             BALANCE SHEETS
                               As of March 31, 2002 and December 31, 2001
                                                (unaudited)





                                                                              March 31, 2002    December 31, 2001
                                                                               (as restated)        (as restated)
                                                                        --------------------- --------------------
ASSETS:
Investments in real estate under development............................      $  120,857,218       $  131,759,510
Investments in real estate under development by affiliates..............          31,361,185           30,769,822
Investments in real estate held for sale................................          24,901,451           18,952,063
Cash and cash equivalents...............................................               1,748            2,706,204
Other assets, net.......................................................             218,600              408,905
                                                                        --------------------- --------------------

        Total assets....................................................      $  177,340,202       $  184,596,504
                                                                        ===================== ====================

LIABILITIES AND SHAREHOLDERS' EQUITY:
Notes payable...........................................................      $   14,948,388       $   17,312,526
Secured line of credit..................................................          14,862,249           15,000,000
Accrued expenses and other..............................................             194,623            1,232,022
Preferred stock dividends payable.......................................           1,921,679            1,903,928
Payable to affiliate....................................................              24,345               31,193
                                                                        --------------------- --------------------

        Total liabilities...............................................          31,951,284           35,479,669
                                                                        --------------------- --------------------

SHAREHOLDERS' EQUITY:
Preferred stock: par value $0.01, 40,000,000 shares authorized;
   21,959,845 and 21,633,864 shares issued and outstanding at
   March 31,2002, and December 31, 2001, respectively; entitled to $10 per share in liquidation before any distributions to common
   liquidation before any distributions to common.......................         220,017,778          216,157,968
Common stock:  par value $0.01, 10,000,000 shares authorized; 100 shares issued and outstanding at March 31, 2002, and December 31,
   2001, respectively                                                                     1                     1
Retained deficit........................................................         (74,628,861)         (67,041,134)
                                                                        --------------------- --------------------

        Total shareholders' equity......................................         145,388,918          149,116,835
                                                                        --------------------- --------------------

        Total liabilities and shareholders' equity......................      $  177,340,202       $  184,596,504
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

                                     PRIMECORE MORTGAGE TRUST, INC.

                                       STATEMENTS OF OPERATIONS
                          For the three months ended March 31, 2002 and 2001
                                             (unaudited)


                                                                                    Three Months      Three Months
                                                                                           Ended             Ended
                                                                                   March 31,2002     March 31,2001
                                                                                   (as restated)
                                                                                ----------------- -----------------
REVENUES:
Income from completed real estate development  (including $0 and $0 from
   affiliates for the three months ended March 31, 2002 and 2001, respectively.     $  1,055,530      $  3,978,796
Other ........................................................................                --                81
                                                                                ----------------- -----------------
     Total revenues...........................................................         1,055,530         3,978,877
                                                                                ----------------- -----------------

EXPENSES:
Management fees paid to an affiliate..........................................         2,658,152         3,122,154
Provision for impairment of investments in real estate........................           145,782                --
General, administrative and other.............................................           105,505            44,658
                                                                                ----------------- -----------------
     Total expenses...........................................................         2,909,439         3,166,812
                                                                                ----------------- -----------------

     Net income (loss)........................................................        (1,853,909)          812,065
     Preferred stock dividends................................................        (5,733,818)       (5,951,458)
                                                                                ----------------- -----------------
     Net loss allocable to common.............................................     $  (7,587,727)      $(5,139,393)
                                                                                ================= =================
Basic and diluted net loss per common share...................................     $     (75,877)      $   (51,394)
                                                                                ================= =================
Basic and diluted weighted-average shares outstanding.                                       100               100
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

                                          PRIMECORE MORTGAGE TRUST, INC.

                                        STATEMENT OF SHAREHOLDERS' EQUITY
                                     For the three months ended March 31, 2002
                                                   (unaudited)

                                                                                            Retained
                                             Preferred Stock             Common Stock        Deficit          Total
                                             ---------------             ------------       --------          -----

                                          Shares         Amount         Shares   Amount
                                          ------         ------         ------   ------
Shareholders' equity at
   December 31, 2001 (as restated)...     21,633,864   $216,157,968       100     $ 1    $(67,041,134)    $149,116,835
Issuance of preferred stock..........        448,596      4,485,960        --      --              --        4,485,960
Issuance of preferred stock under
   dividend reinvestment plan........        105,914      1,059,140        --      --              --        1,059,140
Additional paid in capital...........             --        600,000        --      --              --          600,000
Redemption of preferred stock........       (228,529)    (2,285,290)       --      --              --       (2,285,290)
Dividends to preferred
   shareholders......................             --             --        --      --      (5,733,818)      (5,733,818)
Net loss.............................                                                      (1,853,909)      (1,853,909)
                                                  --             --        --      --
                                      ---------------------------------------------------------------------------------
Shareholders' equity at
   March 31, 2002 (as restated)......     21,959,845   $220,017,778       100     $ 1    $(74,628,861)    $145,388,918
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

                                     PRIMECORE MORTGAGE TRUST, INC.

                                        STATEMENTS OF CASH FLOWS
                           For the three months ended March 31, 2002 and 2001
                                               (unaudited)



                                                                                   Three Months         Three Months
                                                                                          Ended                Ended
                                                                                  March 31,2002        March 31,2001
                                                                                  (as restated)
                                                                           -------------------------------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss).........................................................         $(1,853,909)         $   812,065
 Adjustments to reconcile net income (loss) to net cash (used in) provided by operations;
         Provision for impairment of investments in real estate............             145,782                   --
         (Decrease) increase in accrued expenses, bank overdraft and other.          (1,037,399)          (1,377,268)
         (Decrease) increase in payable to affiliate.......................              (6,848)           2,197,475
         Decrease (increase) in other assets, net..........................             190,305               52,784
                                                                           ------------------------------------------
              Net cash (used in) provided by operating activities..........          (2,562,069)           1,685,056
                                                                           ------------------------------------------
 CASH FLOWS FROM INVESTING ACTIVITIES:
         Investments in real estate under development......................          (5,113,399)         (24,182,443)
         Investments in real estate under development by affiliates........          (3,515,954)          (2,260,695)
         Return of investments in real estate under development............          10,041,389           20,110,477
         Return of investments in real estate under development by
            affiliates.....................................................           2,955,385            4,887,993
                                                                           ------------------------------------------
              Net cash provided by (used in) investing activities..........           4,367,421           (1,444,668)
                                                                           ------------------------------------------
 CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from sales of preferred stock, net of offering costs.....           4,485,960           11,241,520
         Additional paid in capital........................................             600,000                   --
         Redemptions of preferred stock....................................          (2,285,290)          (2,037,080)
         Issuance of notes payable.........................................             662,000            5,564,700
         Repayment of notes payable........................................          (3,177,800)         (12,754,219)

         (Payments) borrowings on secured line of credit...................            (137,751)           1,947,845
         Payment of preferred stock dividends..............................          (4,656,927)          (4,129,934)
                                                                           ------------------------------------------
              Net cash  (used in) provided by financing activities.........          (4,509,808)            (167,168)
                                                                           ------------------------------------------
              Net increase (decrease) in cash and cash equivalents.........          (2,704,456)              73,220
              Beginning cash and cash equivalents..........................           2,706,204                   --
                                                                           ------------------------------------------
              Ending cash and cash equivalents.............................        $      1,748         $     73,220
                                                                           ==========================================
 Cash paid for interest, net of amounts capitalized of $741,880 and
    $1,278,450, for the three months ended March 31, 2002, and 2001,
    respectively                                                                    $        --            $      --
                                                                           ==========================================

 SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
    AND FINANCING ACTIVITIES:
 Reinvested Preferred Stock dividends                                                 1,059,140           1,708,300


                              The accompanying notes are an integral part of these statements.

                         PRIMECORE MORTGAGE TRUST, INC.

                        NOTES TO THE FINANCIAL STATEMENTS
                                   (unaudited)

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

                         PRIMECORE MORTGAGE TRUST, INC.

                        NOTES TO THE FINANCIAL STATEMENTS
                                   (unaudited)

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Restatement of Previously Reported Financial Condition

The balances presented at December 31, 2001 have been restated to correct the accounting of an affiliate loan. The loan should have been determined to have been impaired in November 1999 when the obligor defaulted under the terms of the loan and the expected estimated future cash flows of the underlying collateral were less than the then carrying value of the investment. Subsequently, on or about March 2000, in order to protect the shareholders from loss of capital as a result of the impairment, Primecore Funding Group, Inc., our Manager , provided a guaranty of repayment. Prior filings did not present the impairment. However, we have now determined that because the guaranty was provided subsequent to the determination of impairment, in accordance with our accounting policy on impairments, the loan should have been written down by the amount of the impairment when the determination was made. Payments made under the guaranty will be treated as contributions of capital. During the three months ended March 31, 2002 we had reported $600,000 in payments made toward this guaranty by our manager as income. We have restated those payments as additional paid in capital.

The following schedule sets forth the restated amounts:

                                                               As previously
                                                                    reported     Amount of change    As Restated
--------------------------------------------------------------------------------------------------------------------
December 31, 2001

Investments in real estate under development by
   affiliates                                                   $ 40,237,961       $(9,468,139)      $ 30,769,822
Total assets                                                     194,064,643        (9,468,139)       184,596,504
Retained Deficit                                                 (57,572,995)       (9,468,139)       (67,041,134)
Total liabilities and shareholders' equity                      $194,064,643       $(9,468,139)      $184,596,504

March 31, 2002

Investments in real estate under development by
affiliates                                                      $ 40,829,324      $ (9,468,139)      $ 31,361,185
Total assets                                                     186,808,341        (9,468,139)       177,340,202
Retained Deficit                                                 (64,560,722)      (10,068,139)       (74,628,861)
Total liabilities and shareholders' equity                      $186,808,341      $ (9,468,139)     $ 177,340,202

                         PRIMECORE MORTGAGE TRUST, INC.

                        NOTES TO THE FINANCIAL STATEMENTS
                                   (unaudited)

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

                         PRIMECORE MORTGAGE TRUST, INC.

                        NOTES TO THE FINANCIAL STATEMENTS
                                   (unaudited)

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

Our taxable income is computed as follows:


                                     Three Months Ended   Three Months Ended
                                         March 31, 2002       March 31, 2001
                                   ---------------------  -------------------

Revenues   - Interest income             $    8,862,713           10,497,133
Operating expenses                           (3,398,718)          (4,417,283)
Loan losses                                    (179,593)                  --
                                   ---------------------  -------------------

   Income before dividends                    5,284,402            6,079,850
   Dividend expense                          (5,733,818)          (5,951,458)
                                   ---------------------  -------------------

   Taxable (loss) income                  $    (449,416)       $     128,392
                                   =====================  ===================

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

                         PRIMECORE MORTGAGE TRUST, INC.

                        NOTES TO THE FINANCIAL STATEMENTS
                                   (unaudited)

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

The following table summarizes our portfolio of investments in real estate under development at March 31, 2002:

                                Maturity        Commitment          Carrying
 Location - County                 Dates            Amount            Amount
----------------------------------------- -----------------------------------

 Alameda                     12/02-04/03       $ 6,894,000       $ 1,482,824
 Contra Costa                05/02-05/02         5,610,000         4,668,141
 Marin                       06/01-01/03        30,340,000        19,234,657
 Monterey                    05/02-12/03        19,500,000        10,584,630
 Napa                              08/02         4,750,000         2,424,147
 San Francisco               01/02-10/02        26,935,000        16,189,220
 San Mateo                   02/02-10/02        52,761,140        28,563,384
 Santa Clara                 06/01-08/02        60,840,000        30,868,155
 Santa Cruz                        06/01         6,750,000         5,008,490
 Sonoma                            09/01         6,585,000         1,833,570
                                          -----------------------------------
                                              $220,965,140     $ 120,857,218
                                          ===================================

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

                         PRIMECORE MORTGAGE TRUST, INC.

                        NOTES TO THE FINANCIAL STATEMENTS
                                   (unaudited)

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

4. INVESTMENTS IN REAL ESTATE UNDER DEVELOPMENT BY AFFILIATES:

We have also made loans to affiliates of our manager acting as the developer. These arrangements are accounted for in a manner identical to that described in
Note 3 above. The following table summarizes our portfolio of investments in real estate under development by affiliates at March 31, 2002:

                               Maturity        Commitment         Carrying
  Location - County              Dates             Amount           Amount
                                                              (as restated)
-----------------------  --------------  ----------------  ----------------

  San Mateo                01/03-04/03      $ 14,200,000      $  8,947,851
  Santa Clara              12/01-03/03        56,125,000        22,413,334
                                         ----------------  ----------------

                                            $ 70,325,000      $ 31,361,185
                                         ================  ================

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

5. INVESTMENT IN REAL ESTATE HELD FOR SALE:

As of March 31, 2002, we held title to twelve properties received through foreclosure or by deed in lieu of foreclosure. The following table summarizes investments in real estate held for sale at December 31, 2001:


                                Commitment          Carrying           Deferred
County           Number             Amount            Amount             Income
------------------------ ------------------ ----------------- ------------------

Alameda               2       $ 14,365,000       $ 4,794,385       $  1,534,602
Marin                 5         14,666,000         8,664,909          3,731,551
San Mateo             2          3,375,000         2,579,307            588,152
Santa Clara           3         11,235,000         8,862,850          2,368,822
               --------- ------------------ ----------------- ------------------
      Total          12        $43,641,000     $  24,901,451       $  8,223,127
                         ================== ================= ==================

These properties were initially recorded at their existing carrying amount and are in various stages of construction and some are complete. During the three months ended March 31, 2002, we capitalized $85,929 of interest expense to investments in real estate under development. They will be sold in the manner which we believe maximizes their value to us.

During the three months ended March 31, 2002, we sold one property with the following results:

            Net sales proceeds                                     $ 920,955
            Carrying amount                                          843,258
                                                               --------------
                     Total income reported                         $  77,697
                                                               ==============

                         PRIMECORE MORTGAGE TRUST, INC.

                        NOTES TO THE FINANCIAL STATEMENTS
                                   (unaudited)

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

            Year                            Amount
            --------------------  -----------------

            2002                      $ 11,364,855
            2003                         3,363,533
            2004                           220,000

7.   LINE OF CREDIT:

We have a $15,000,000 line of credit with a commercial bank. The amount borrowed under the line of credit at March 31, 2002, was $14,862,249, compared with $15,000,000 at December 31, 2001. The line of credit is secured by our assets and guaranteed by our manager and another affiliate, carries interest at prime plus 1.50 percent (6.25 percent at March 31, 2002) and matures in May 2003. The terms of the line of credit require, among other provisions, that we maintain total equity of no less than $150,000,000, a debt to equity ratio of less than
1.5 to 1.0 and quarterly taxable income from operations of at least $500,000. As a result of the restatement of $9,468,139, our shareholders' equity is lower than $150 million. As a result, we will be unable to request additional advances until we either obtain a waiver of the requirement or increase our equity to at least $150 million. We incurred loan fees and other costs of $235,169 in connection with this loan, which are included in other assets in the accompanying balance sheets and are being amortized on the effective interest method over the life of the facility. Accumulated amortization of loan fees amounted to $67,285 at March 31, 2002.

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

                         PRIMECORE MORTGAGE TRUST, INC.

                        NOTES TO THE FINANCIAL STATEMENTS
                                   (unaudited)

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

                                                                       Carrying
                                                                         Amount
Loan                Project Name                  Commitment      (as restated)
------------------- ----------------------------------------- ------------------

Eprime, Inc

   Loan 2376        104 Second Street              3,825,000            774,031
   Loan 2447        Affiliate properties          13,500,000                 --
   Loan 2512        Affiliate properties           7,000,000            817,427
                                             ---------------- ------------------
                       Total Eprime loans       $ 24,325,000          1,591,458
                                             ================ ==================

                         PRIMECORE MORTGAGE TRUST, INC.

                        NOTES TO THE FINANCIAL STATEMENTS
                                   (unaudited)

                                                                       Carrying
                                                                         Amount
Loan                Project Name                  Commitment      (as restated)
------------------- ----------------------------------------- ------------------
   Loan 2330        Scotia Pines Subdivision     $ 4,000,000                 --
   Loan 2404        7 Lots, Los Altos Nursery     12,800,000         11,246,397
   Loan 2427        Quarry Estates - Lot 13        5,000,000          3,215,420
   Loan 2428        Quarry Estates - Lot 15        5,000,000          3,581,608
   Loan 2429        Quarry Estates - Lot 16        5,000,000          2,778,451
   Loan 2455        91 Fleur Place                 7,100,000          4,616,935
   Loan 2469        37 Euclid                      7,100,000          4,330,916
                                               ---------------------------------
                       Total 99 Investors       $ 46,000,000         29,769,727
                                               ============== ==================

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

                         PRIMECORE MORTGAGE TRUST, INC.

                        NOTES TO THE FINANCIAL STATEMENTS
                                   (unaudited)

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

Results of Operations

We recognize income from our investments only after we receive payment. All income accrued on our loans, according to our contracts with our borrowers, is deferred until after we have received payment of all amounts funded as well as the related accrued income. These payments are usually received by us only after the associated property has been sold or refinanced. Since our repayment transactions are typically large in amount yet relatively few in number, our income is subject to wide variations since the timing of even a single loan repayment can have a material impact on our revenues. In the first quarter of 2002 our loan repayments totalled $14.0 million compared with $25.0 million in the first quarter of 2001. Of the $14.0 million collected in loan repayments in the first quarter of 2002, we recorded income of $1.055 million which represents 8% of our payments. The bulk of our loan repayments, $9.25 million, received in the first quarter of 2002 came from multiple unit developments or partial loan payments where the payments reflected a return of amounts we had funded rather than the income we charged our borrowers. As more of the units sell in these multi-unit developments, we will begin to recognize the income we have accrued on these investments.

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

The longer selling periods for our investments means that our cash inflows will likely be lower than previous periods when homes were selling at a faster rate. However, due to the maturation of our loan portfolio, we have a larger number of units currently on the market or close to completion. Taking both these factors into account, we have projected that our loan repayments should be comparable to last years' results. In the first quarter our loan repayments were $14.0 million compared $25.0 million for the first three months of 2001. Most of that difference results from a small difference in the timing of some rather large repayments. Because we have a relatively low number of transactions with large amounts, changes in the timing of a couple of transactions can cause large variations in period results. We received repayment of three of our investments in the first week of April, 2002 totalling approximately $8 million which would have made a big difference in our results had they occurred one week earlier. For this reason, and the longer transactional periods related to real estate, we examine trends and results over longer periods of time and are not as concerned with quarter to quarter performance. Additionally, we collected $600,000 from our manager as payments made under loan guarantees.

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

Uses of Cash

The following table sets forth the timing and amount of our obligations through December 2003:

  Obligation                                         Remainder
                                       Total           of 2002             2003
  --------------------------  ---------------  ----------------  ---------------

  Investment fundings           $ 37,000,000      $ 20,000,000     $ 17,000,000
  Line of credit                  15,000,000                --       15,000,000
  Short term notes payable        15,000,000        11,400,000        3,600,000
  Dividend payments               40,000,000        15,000,000       20,000,000
                              ---------------  ----------------  ---------------
  Total                         $107,000,000      $ 46,400,000     $ 55,600,000
                              ===============  ================  ===============

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

We continue to redeem Preferred Stock. In the three months ended March 31, 2002 we paid $2.285 million to preferred stockholders representing 228,529 shares compared with $2.037 million paid representing 203,700 shares in the three months ended March 31, 2001. We began the year with outstanding redemption requests of $38.0 million and with new requests received, redemption payments made and redemption cancellations, requests were still approximately $38.0 million. We have allocated a larger portion of our cash inflows to make redemption payments and will make these payments as we receive cash from our loan repayments. While redemptions are not a contractual obligation, we intend to continue to address redemption requests in accordance with our redemption policy and to continue to evaluate and determine our redemption policy in the best interests of the Company and its shareholders.

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

Dated:   April 25, 2003                 /s/ SUSAN FOX
                                        ---------------------
                                        Susan Fox, President


Dated:   April 25, 2003                 /s/ MICHAEL RIDER
                                        ---------------------
                                        Michael Rider, Chief Financial Officer


                                  EXHIBIT INDEX

EXHIBIT
NUMBER                DESCRIPTION OF EXHIBIT

11.1                  Statement regarding computation of per share earnings

99.1                  Certifications

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

         I, Susan Fox, certify that:

1.                I have reviewed this Form 10-Q/A of Primecore Mortgage Trust,
                  Inc.;

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


         /s/ SUSAN FOX
         --------------------------
         Susan Fox, President
         April 25, 2003

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

         I, Michael Rider, certify that:

1.                I have reviewed this Form 10-Q/A of Primecore Mortgage Trust,
                  Inc.;

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


         /s/ MICHAEL RIDER
         --------------------------------
         Michael Rider, Chief Financial Officer
         April 25, 2003