Form 10-Q
period 2003-03-31
PRIMECORE MORTGAGE TRUST INC
filed 2003-05-06
CIK 1086670

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
     (2) has been subject to such filing requirements for the past 90 days.
                                 Yes [X] No [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
                                 Yes [ ] No [X]


         The number of shares of convertible preferred stock outstanding as of March 31, 2003 was 22,487,371. The number of shares of common stock outstanding as of March 31, 2003 was 100.

Table of Contents

   Part I.  Financial Information


 Item 1.    Financial Statements (unaudited)...................................2

            Consolidated Balance Sheets as of March 31, 2003 (unaudited)
               and December 31, 2002...........................................3

            Consolidated Statements of Operations for the Three Months Ended
               March 31, 2003 and 2002 (unaudited).............................4

            Consolidated Statement of Shareholders' Equity for the Three
               Months Ended March 31, 2003 (unaudited).........................5

            Consolidated Statements of Cash Flows for the Three Months Ended
               March 31, 2003 and 2002 (unaudited).............................6

            Consolidated Notes to the Financial Statements (unaudited).........7

 Item 2.    Management's Discussion and Analysis of Financial Condition and
               Results of Operations..........................................14

 Item 3.    Quantitative and Qualitative Disclosures about Market Risk........24

 Item 4.    Controls and Procedures...........................................25


     Part II.   Other Information

 Item 1.    Legal Proceedings.................................................25

 Item 2.    Changes in Securities and Use of Proceeds.........................25

 Item 3.    Defaults Upon Senior Securities...................................26

 Item 4.    Submission of Matters to a Vote of Security Holders...............26

 Item 5.    Other Information.................................................26

 Item 6.    Exhibits and Reports on Form 8-K..................................26

            Signatures........................................................27

                          Part I. Financial Information

ITEM 1. FINANCIAL STATEMENTS

         Attached are the following unaudited financial statements of Primecore Mortgage Trust, Inc. (the "Company"):

     (1) Balance Sheets as of March 31, 2003 (unaudited), and December 31, 2002

     (2) Statements of Operations for the Three Months ended March 31, 2003 and 2002 (unaudited)

     (3) Statement of Shareholders' Equity for the Three Months ended March 31, 2003 (unaudited)

     (4) Statements of Cash Flows for the Three Months ended March 31, 2003 and 2002 (unaudited)

     (5) Notes to Financial Statements (unaudited)

         The financial statements referred to above should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2002 as filed with the Securities and Exchange Commission in our Annual Report on Form 10-K filed March 31, 2003.

                                   PRIMECORE MORTGAGE TRUST, INC.

                                    CONSOLIDATED BALANCE SHEETS
                                            (unaudited)





                                                                              March 31, 2003    December 31, 2002
                                                                        --------------------- --------------------
ASSETS:
Investments in real estate under development............................       $  97,286,445       $  101,141,515
Investments in real estate held for sale................................          40,154,110           44,510,168
Loans Receivable........................................................           4,695,000            4,695,000
Cash and cash equivalents...............................................              70,883           4,394,107
Other assets, net.......................................................             289,635              326,245
                                                                        --------------------- --------------------

        Total assets....................................................      $  142,496,073       $  155,067,035
                                                                        ===================== ====================

LIABILITIES AND SHAREHOLDERS' EQUITY:
Unsecured notes payable  (including  $150,000 to affiliates at March 31,
   2003 and December 31, 2002)..........................................      $   11,781,375       $   14,276,929
Secured notes payable...................................................           7,693,000            7,693,000
Secured line of credit..................................................           7,595,559           14,431,132
Accrued expenses and other..............................................             779,900              256,059
Preferred stock dividends payable.......................................           1,311,764            1,312,417
Payable to manager......................................................             400,979              669,480
                                                                        --------------------- --------------------

        Total liabilities...............................................          29,562,577           38,639,017
                                                                        --------------------- --------------------

SHAREHOLDERS' EQUITY:
Preferred  stock:  par  value  $0.01,   40,000,000  shares   authorized;
22,487,371 and 22,496,804 shares issued and outstanding at
    March 31,2003, and December 31, 2002, respectively..................         225,985,552          226,079,882
Common  stock:  par  value  $0.01,  10,000,000  shares  authorized;  100 shares  issued and  outstanding  at March 31, 2003,  and December 31,
   2002, respectively...................................................                  1                     1
Accumulated dividends and distributions.................................         (84,062,609)         (80,132,217)
Accumulated deficit.....................................................         (28,989,448)         (29,519,648)
                                                                        --------------------- --------------------

        Total shareholders' equity......................................         112,933,496          116,428,018
                                                                        --------------------- --------------------

        Total liabilities and shareholders' equity......................      $  142,496,073       $  155,067,035
                                                                        ===================== ====================







                            The accompanying notes are an integral part of these statements

                                       PRIMECORE MORTGAGE TRUST, INC.

                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (unaudited)



                                                                                    Three Months      Three Months
                                                                                           Ended             Ended
                                                                                  March 31, 2003    March 31, 2003
                                                                                ----------------- ----------------
REVENUES:
Income from completed real estate development.................................      $  2,797,671      $  1,055,530
Other   ......................................................................            16,157                --
                                                                                ----------------- -----------------
     Total revenues...........................................................         2,813,828         1,055,530
                                                                                ----------------- -----------------

EXPENSES:
Management fees ..............................................................         1,127,933         2,658,152
Provision for impairment of investments in real estate........................           763,059           145,782
General, administrative and other.............................................           392,636           105,505
                                                                                ----------------- -----------------
     Total expenses...........................................................         2,283,628         2,909,439
                                                                                ----------------- -----------------

   Net income (loss)..........................................................           530,200        (1,853,909)
   Preferred stock dividends and distributions................................        (3,930,392)       (5,733,818)
                                                                                ----------------- -----------------
   Net loss allocable to common...............................................     $  (3,400,192)    $  (7,587,727)
                                                                                ================= =================

Basic and diluted net loss per common share...................................     $     (34,002)      $   (75,877)
                                                                                ================= =================

Basic and diluted weighted-average shares outstanding.........................               100               100
                                                                                ================= =================










                                The accompanying notes are an integral part of these statements

                                       PRIMECORE MORTGAGE TRUST, INC.

                               CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  For the three months ended March 31, 2003
                                                 (unaudited)



                                          Preferred Stock           Common Stock
                                    ----------------------------- -----------------
                                                                                     Accumulated
                                                                                   Dividends and       Accumulated
                                          Shares          Amount  Shares Amount    Distributions           Deficit             Total
                                    ------------- --------------- ------ ------ ----------------- ----------------- ----------------


Shareholders' equity at
   December 31, 2002................  22,496,804    $226,079,882    100    $ 1     $(80,132,217)    $ (29,519,648)    $ 116,428,018
Adjustment for dividend reinvestment.
                                          (9,433)        (94,330)    --     --               --                --           (94,330)
Dividends and distributions to
   preferred shareholders...........          --              --     --     --       (3,930,392)               --        (3,930,392)
Net income..........................                                                         --           530,200           530,200
                                              --              --     --     --
                                    ------------------------------------------------------------------------------------------------
Shareholders' equity at
   March 31, 2003...................  22,487,371    $225,985,552    100    $ 1     $(84,062,609)     $(28,989,448)    $ 112,933,496
                                    ================================================================================================















                                 The accompanying notes are an integral part of these statements

                                      PRIMECORE MORTGAGE TRUST, INC.

                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (unaudited)


                                                                                    Three Months      Three Months
                                                                                           Ended             Ended
                                                                                  March 31, 2003    March 31, 2003
                                                                                ----------------- ----------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss).........................................................        $    530,200    $  (1,853,909)
 Adjustments  to reconcile net income (loss) to net cash provided by
    (used in) operations;
    Provision for impairment of investments in real estate.................             763,059          145,782
    Increase (decrease) in accrued expenses and other......................             523,841       (1,037,399)
    Decrease in payable to manager.........................................            (268,501)          (6,848)
    Decrease in other assets, net..........................................              36,610          190,305
                                                                                ----------------- ----------------
         Net cash provided by (used in) operating activities...............           1,585,209       (2,562,069)
                                                                                ----------------- ----------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
    Investments in real estate under development and property held for
      sale.................................................................          (7,678,637)      (5,113,399)
    Investments in real estate under development by affiliates.............                  --       (3,515,954)
    Repayments of investments in real estate under development and
      property held for sale...............................................          15,151,522       10,041,389
    Repayments of investments in real estate under development by
      affiliates...........................................................                  --        2,955,385
                                                                                ----------------- ----------------
         Net cash provided by investing activities.........................           7,472,885        4,367,421
                                                                                ----------------- ----------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from sales of preferred stock, net of offering costs..........                  --        4,485,960
    Capital contribution by Manager........................................                   0          600,000
    Redemptions of preferred stock.........................................                  --       (2,285,290)
    Adjustment for dividend reinvestment...................................             (94,330)              --
    Issuance of unsecured notes payable....................................             250,000          662,000
    Repayment of unsecured notes payable...................................          (2,770,370)      (3,177,800)
    Payments on secured line of credit, net................................          (6,835,573)        (137,751)
    Payment of preferred stock dividends...................................          (3,931,045)      (4,656,927)
                                                                                ----------------- ----------------
         Net cash used in financing activities.............................         (13,381,318)      (4,509,808)
                                                                                ----------------- ----------------

           Net increase (decrease) in cash and cash equivalents............          (4,323,224)      (2,704,456)
           Beginning cash and cash equivalents.............................           4,394,107        2,706,204
                                                                                ----------------- ----------------
           Ending cash and cash equivalents................................        $     70,883     $      1,748
                                                                                ==================================
 Cash paid for interest, net of amounts capitalized of $553,757 and $741,880, for the three months ended March 31, 2003 and 2002,
    respectively...........................................................        $         --     $         --
                                                                                ==================================
 SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
    AND FINANCING ACTIVITIES:
 Reinvested Preferred Stock dividends.....................................         $         --     $  1,059,140
 Interest accrued on unsecured notes payable...............................        $     24,818     $    151,661



                                The accompanying notes are an integral part of these statements

                         PRIMECORE MORTGAGE TRUST, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



1.   ORGANIZATION AND BUSINESS:

Organization

Primecore Mortgage Trust, Inc., a Maryland corporation, was formed on March 18, 1999 and commenced operations effective May 1, 1999 as a real estate investment trust (REIT). We are engaged in the business of funding and holding land acquisition, development and construction mortgage loans secured by residential real property, as well as secured by undeveloped real property, located in the greater San Francisco Bay Area. Primecore Mortgage Trust, Inc. is also the sole member of 99 Investors, LLC a California limited liability company. 99 Investors, LLC owns certain real property in which we have invested. We are managed by Primecore Funding Group, Inc., (the "Manager") an affiliated California corporation located in Menlo Park, California. Our manager, or another affiliate, Primecore Properties, Inc., originates and services the construction mortgage loans in which we invest for a monthly management fee.


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

Realization of Assets. The Company's liquidity and ability to meet its obligations as they become due are subject to, among other things, its ability to obtain timely repayments of its loans and sales of its investment in real estate held for sale. In the event that repayments are not sufficient to timely meet our commitments and credit facilities are not extended on terms favorable to us, we will be forced to reduce prices on properties we control in order to expedite their repayment. In such cases, the amount of proceeds received could be substantially less than what we would have expected if we allowed a proper marketing period for the property. This would have a negative impact on the estimated net realizable value of our assets and would force the Company to adopt an alternative strategy that may include actions such as seeking additional capital or further downsizing of the Company. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Other. In addition, we are subject to other significant business and financial risks, including but not limited to liquidity, the prevailing market for residential real estate, interest rates, dependence on our manager, timely completion of projects, lack of borrower diversification, and potential environmental matters relating to properties on which we have made loans. For additional information see Risk Factors in our Annual Report on Form 10-K for the year ending December 31, 2002 filed March 31, 2003..

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

The accompanying unaudited financial statements present the financial position of the Company as of March 31, 2003, and December 31, 2002, and the results of operations and cash flows of the Company for the three months ended March 31, 2003 and 2002. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position and results of operations of the Company as of March 31, 2003 and for the period then ended.

Use of Estimates

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with accounting principles generally

                         PRIMECORE MORTGAGE TRUST, INC.

                                   (unaudited)

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

Investments in Real Estate under Development

We have originated loans to Acquire, Develop and Construct (ADC) residential real estate ("ADC loans"). Our loans contain many of the following characteristics which are identified with ADC loans:

1. The lender has agreed to provide all or substantially all necessary funds to acquire, develop or construct the property. The borrower has title to but little or no cash equity in the project;
2. The lender funds substantially all the interest and fees during the term of the loan by adding them to the loan balance; 3. Typically, the lender's only security is the project itself,the lender has no recourse to other assets of the borrower, and the borrower does not guarantee the debt;
4. In order for the lender to recover its investment in the project, the property must be sold to independent third parties or the borrower must obtain refinancing from another source.

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

Such investments are stated at the lower of cost or fair value. Management conducts a review for impairment on an investment-by-investment basis whenever events or changes in circumstances indicate that the carrying amount of an investment may not be recoverable. Impairment is recognized when estimated expected future cash flows (undiscounted and without interest charges), typically from the sale of a completed property, are less than the carrying amount of the investment, which does not include accrued interest and points. The estimation of expected future net cash flows is inherently uncertain and relies to a considerable extent on assumptions regarding current and future economic and market conditions. If, in future periods, there are changes in the estimates or assumptions incorporated into the impairment review analysis, the changes could result in an adjustment to the carrying amount of the investments. To the extent impairment has occurred, the excess of the carrying amount of the investment over its estimated fair value, less estimated selling costs, will be charged to operations.

Investments in Real Estate Held for Sale

We may take title to property through foreclosure or by deed in lieu of foreclosure when a borrower defaults on our ADC loan. Such arrangements are accounted for in a manner similar to our investments in real estate under development.

Cash and Cash Equivalents

Cash and cash equivalents include cash held in financial institutions and other highly liquid short-term investments with original maturities of three months or less. Restricted cash includes demand deposits held for the purpose of funding interest reserves from our secured notes payable.

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

                         PRIMECORE MORTGAGE TRUST, INC.

                                   (unaudited)

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

Our taxable income differs from income measured in accordance with generally accepted accounting principles in the United States of America due to timing differences in the recognition of income from our ADC loans. For tax purposes, interest and points are accrued as income according to the terms of our loan contracts, but not recognized under generally accepted accounting principles in the United States of America until the contract has been paid through sale or refinancing of the secured property. We distribute Preferred Stock dividends monthly at a level sufficient to satisfy specified return targets for our investors. As a result, dividends paid may be in excess of taxable income. Dividend distributions are subject to adjustment by our Board of Directors based upon prevailing market and company specific conditions. Currently our monthly dividend rate is $0.0583 per share. Payment of Preferred Stock dividends could be adversely affected if we experience a slow down in the repayment of our ADC loans.

Net Loss Per Share of Common Stock

Per share amounts for our common stock are computed using the weighted average common shares outstanding during the period. Net loss used in the calculation is increased by declared dividends owed to preferred shareholders. There are currently no stock options or other dilutive common stock equivalents, and as a result, the basic and diluted weighted average common shares outstanding for the years ended March 31, 2003 and 2002, are the same and are 100 shares.

Consolidation Policy

The consolidated financial statements include the accounts of Primecore Mortgage Trust and its wholly owned subsidiary, 99 Investors LLC. All intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain prior period amounts have been reclassified to conform to current year presentation.


3.   INVESTMENTS IN REAL ESTATE UNDER DEVELOPMENT:

We make ADC loans with maturity dates generally ranging from 12 to 18 months. The term of an ADC loan may be extended, when management deems it appropriate to do so. For financial reporting purposes, we account for our ADC loans as investments in real estate under development. Investments in real estate under development represent funds advanced in cash plus capitalized interest on arrangements in effect at any particular time. Since real estate under development generates no operating income, we do not accrue any income for financial reporting purposes until the sale to a third party or refinancing of a property by another lender. The income (interest and points) that we ultimately realize is based upon the value of the financed property and terms of the ADC

                         PRIMECORE MORTGAGE TRUST, INC.

                                   (unaudited)

loan. During the three months ended March 31, 2003 fixed interest rates on ADC loans outstanding ranged from 11 percent to 18 percent. In the case of ADC loans on which the borrower defaulted under the terms of our lending contract, the interest rate charged during the period of default was an additional 5 percent over the note rate. In addition, we charged points on most ADC loans, which were typically 4 percent of the borrowed amount.

The following table summarizes our portfolio of ADC loans at March 31, 2003:

                                                 Commitment            Carrying
Location - County        Maturity Dates              Amount              Amount
--------------------------------------------------------------------------------

Alameda                     12/02-04/03       $   6,894,000       $   2,514,642
Marin                       08/01-11/03          42,140,000          20,481,484
Monterey                    12/02-12/03          25,025,000          13,422,288
San Francisco               03/02-06/03          25,675,000          11,475,990
San Mateo                   07/02-12/03          50,774,485          32,327,724
Santa Clara                 05/02-06/03          23,300,000          15,639,194
Santa Cruz                  06/01-06/01           6,750,000           1,425,123
                                        ----------------------------------------

                                             $  180,558,485       $  97,286,445
                                        ========================================

During the three months ended March 31, 2003, we capitalized $446,059 of interest costs to investments in real estate under development compared with $550,513 during the three months ended March 31, 2002.

We will fund unfunded commitments on existing ADC loans from the repayment of other ADC loans, borrowings on our line of credit (Note 7), issuance of unsecured notes payable or issuance of additional preferred stock. As of March 31, 2003 our unfunded commitment was $19,398,387, exclusive of interest and points compared with $23,835,015 at December 31, 2002. We believe we will have adequate sources of capital to fund these commitments when and as they become due.

As of March 31, 2003, we had loans with a carrying amount of $27,121,352, which had not been paid by their stated maturity dates and which we do not intend to extend compared with $10,293,731 at December 31, 2002. These ADC loans accrue interest at the default rate, which is 500 basis points above the note rate. We may choose not to extend these contracts for a variety of reasons.

Additionally, at March 31, 2003, we had recorded notices of default on loans with a carrying amount of $30,190,735 compared with $18,886,100 at December 31, 2002. Recording a notice of default begins the process of foreclosure. All ADC loans for which a notice of default has been recorded are charged interest at the default rate which interest will be collected upon repayment of the ADC loan assuming there are sufficient proceeds. Recording a Notice of Default is our last resort and usually done only in cases where we believe that the builder cannot or will not maximize the value of the property.

During the three months ended March 31, 2003, we charged $77,620, to operations for ADC loans we believe are impaired compared with none during the three months ended March 31, 2002.


4. INVESTMENT IN REAL ESTATE HELD FOR SALE:

As of March 31, 2003, we held title to 16 properties received through foreclosure or by deed in lieu of foreclosure. The following table summarizes investments in real estate held for sale at March 31, 2003:

                         PRIMECORE MORTGAGE TRUST, INC.

                                   (unaudited)

                                                                 Carrying
County                                          Number             Amount
------------------------------------------------------- ------------------

                                                     1      $   1,807,279
Alameda
Marin                                                2          4,994,888
San Francisco                                        1          1,567,632
San Mateo                                            3         13,031,585
Santa Clara                                          9         18,752,726
                                            ----------- ------------------
         Total                                      16      $  40,154,110
                                                        ==================

We report these properties at the lower of their existing carrying amount or net realizable value and they are in various stages of construction. The properties will be sold in the manner which we believe maximizes their value to us. During the three months ended March 31, 2003, we capitalized $112,954 of interest costs to investments in real estate held for sale that were still under construction compared with $85,929 during the three months ended March 31, 2002.

Additional funds will be required to complete certain investments in real estate held for sale. We will fund these costs from the repayment of other loans, borrowings on our line of credit (Note 8), issuance of unsecured notes payable or issuance of additional preferred stock. As of March 31, 2003, our estimated costs to complete these investments was $12,032,252 compared with $15,320,528 at December 31, 2002.

During the three months ended March 31, 2003, we charged $685,439 to operations for impairments on Investments in Real Estate Held For Sale compared with $145,782 during the three months ended March 31, 2002.


5.   LOAN SECURED BY REAL ESTATE:

We had a loan secured by real property that we received as payment for one of our Investments in Real Estate by Affiliates. The loan bears fixed interest at 7%, with interest payments of $27,388 payable monthly and matures on August 1, 2003. The loan is secured by three parcels of real property and is subject to certain collateral release provisions. As of March 31, 2003 payments were current on the loan.


6.   UNSECURED NOTES PAYABLE:

We had unsecured borrowings of $11,683,190 at March 31, 2003 compared with $14,095,017 at December 31, 2002 on notes issued to accredited investors through private placements. These notes have varying maturities of up to two years from the date of issuance and bear interest at fixed rates between 6.50 and 10.50 percent with interest payable monthly in arrears. We may repay these notes, without penalty, at our option before their stated maturity. As of March 31, 2003, we estimate that the carrying amounts of our notes payable approximate their fair value based on current borrowing rates available to us.

Included in our unsecured notes payable is $150,000 owed to one of our directors at March 31, 2003 and December 31, 2003. The note bears interest at 10%, was issued for a two year term and matures on June 28, 2004.

Additionally, at March 31, 2003, we had $98,185 due on notes payable to financial institutions to finance the cost of our insurance policies compared with $181,912 at December 31, 2002. The notes bear interest at rates between 7.462% and 11.274% and require monthly payments totaling $25,430.

The following table summarizes the maturities of our notes payable at March 31, 2003:

                  Year                                       Amount
                  --------------                   -----------------

                  2003                                 $ 11,074,945
                  2004                                      706,430
                                                   -----------------

                  Total                                $ 11,781,375
                                                   =================

                         PRIMECORE MORTGAGE TRUST, INC.

                                   (unaudited)

7.    SECURED NOTES PAYABLE:

At March 31, 2003 we owed $7,693,000 under notes payable to financial institutions secured by real property we own. The notes require monthly payments of interest only. All notes have a due on sale clause which provides that the note will become due and payable upon transfer of title of the securing real estate. The following table sets forth salient data:

Securing property                 Rate           Due Date        Note Amount
---------------------------------------

2 single family homes            6.00%          8/25/2003        $ 2,508,000
1 single family home             4.75%          5/1/2030           3,185,000
1 single family home             5.25%          1/1/2004           2,000,000

         Total                                                   $ 7,693,000
                                                           ==================



8.   LINE OF CREDIT:

We have a $15,000,000 line of credit with a commercial bank. The amount borrowed under the line of credit at March 31, 2003, was $7,595,559, compared with $14,431,132 at December 31, 2002. The line of credit is collateralized by our assets and guaranteed by our Manager and another affiliate, carries interest at prime plus 1.50 percent (5.75 percent at March 31, 2003) and matures in May 2003. In order for us to request advances on our line of credit, the terms of the line of credit require, among other provisions, that we maintain total equity of no less than $150,000,000, a debt to equity ratio of less than 1.5 to
1.0 and quarterly taxable income from operations of at least $500,000. Since our total equity at March 31, 2003 was less than $150 million, we will be unable to request additional advances until we either obtain a waiver of the requirement or increase our equity to at least $150 million.

Our line of credit matures May 15, 2003. We have been negotiating an extension of this facility with our lender and are exploring other options. At the present time, we have not received a funding commitment from our current lender or any other lender. In the event we are not successful in our efforts, we will have to repay this facility. Our present projections indicate we will not have the liquidity necessary to fully repay this loan by the current due date. If we do not pay the loan when due our lender will have various remedies that could severely impact our cash flow and our ability to fund commitments, and which will require that we take immediate steps to address our cash flow needs, which may include halting all distributions to shareholders. We incurred loan fees and other costs of $235,169 in connection with this loan, which are included in other assets in the accompanying balance sheets and are being amortized on the effective interest method over the life of the facility. Accumulated amortization of loan fees amounted to $218,005 at March 31, 2003.


9.   SHAREHOLDERS' EQUITY

We have authorized 50,000,000 shares of capital stock with a $0.01 par value; 40,000,000 shares are designated Class A Convertible Preferred (Preferred Stock), and 10,000,000 shares are designated as common.

At March 31, 2003, there were 100 shares of common stock outstanding, all held by William Whitlow, Susan Fox and Michael Rider, employees and officers of our manager. Ms. Fox owns all of the stock of our manager.

The 22,487,371 and 22,496,804 shares of Preferred Stock outstanding as of March 31, 2003 and December 31, 2002, respectively, rank senior to our common stock as to dividends and liquidation rights. The shares are convertible into, and have

                         PRIMECORE MORTGAGE TRUST, INC.

                                   (unaudited)

voting rights equal to, the same number of shares of our common stock. We will not pay any dividends to the holders of the common stock so long as any Preferred Stock is outstanding.

Preferred Stock dividends and distributions are paid monthly in arrears and were $0.17 and $0.26 per share (based on weighted average preferred shares outstanding of 22,487,371 and 21,843,214) for the three months ended March 31, 2003 and 2002.

Holders of our Preferred Stock do not have a right to redeem their shares. Our Board of Directors has adopted a stock redemption policy for Preferred shareholders who wish to sell their shares to us. The policy may be modified or terminated at the Board's discretion at any time. Effective February 12, 2003, the Board of Directors implemented a new redemption policy for shareholders who wish to sell their shares to us. Under this policy we will repurchase shares, at fair market value, as determined by our Board of Directors, utilizing 25% of "free cash flow" for such purposes. "Free cash flow" means the total of all proceeds from repayments of loans and all net proceeds from the sale of real-estate-owned properties in the Company's portfolio during a Repurchase Period, and then subtracting from such total amounts due during the same period for (i) existing loan commitments, (ii) debt payments to third parties, (iii) dividend or other distributions to shareholders, and (iv) operating expenses. The periods between October 1 and March 31 of the following year, and April 1 and September 30 are each a "Repurchase Period" for the purposes of calculating "free cash flow," except that the first Repurchase Period under the policy runs from January 1, 2003 through March 31, 2003. Redemption of shares is always subject to availability of funds for redemption purposes. All redemption requests will be determined and acted upon in accordance with the best interests of the Company. We will not sell or otherwise liquidate any portion of our mortgage loan portfolio or other assets to fund a redemption request. If we are unsuccessful in obtaining an extension of our current line of credit, which becomes due on May 15, 2003, or if we cannot locate a replacement credit facility by such date, we do not anticipate there will be any funds available for redemptions for the first Repurchase Period.

We sell our stock through private placement and have closed five private placements since our inception, issuing 26,161,438 shares at $10.00 per share. We use the proceeds from issuance of our Preferred Stock primarily to fund additional ADC loans and also for working capital purposes. As of March 31, 2003 we did not have an active private placement.


10.   TRANSACTIONS WITH AFFILIATES:

Management Fees

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

Payable to Manager

We owed $400,979 to our Manager at March 31, 2003 for fees earned in March 2003 compared with $669,480 payable December 31, 2002. The amounts payable to our Manager are typically paid during the following month.

Real Estate Sales Commissions

We paid real estate sales commissions of $194,600 during the three months ended March 31, 2003 to Primecore Properties, Inc., an affiliate, compared with none during the three months ended March 31, 2002. The commissions were paid for services provided by Primecore Properties under listing agreements to sell property acquired by us through foreclosure or deed in lieu of foreclosure.

                         PRIMECORE MORTGAGE TRUST, INC.

                                   (unaudited)

11.   COMMITMENTS AND CONTINGENCIES:

Litigation

We are involved in legal actions arising in the normal course of our business. We are not presently subject to any material litigation nor, to our knowledge, is any litigation threatened against us which collectively is expected to have a material adverse effect on our cash flows, financial condition or results of operations.

Construction Contracts

In connection with our development of investments in real estate held for sale, we have entered into contracts with construction companies totaling $6,204,935 to complete these projects where necessary. We will make payments on these contracts as construction progresses in much the same manner we do for our investments in real estate and investments in real under development by affiliates.

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

Most of the loans we make are classified as Acquisition, Development and Construction (ADC) loans because they contain most of the characteristics peculiar to these types of loans. ADC loans have the following characteristics:


1. The lender has agreed to provide all or substantially all necessary funds to acquire, develop or construct the property. The borrower has title to but little or no cash equity in the project;
2. The lender funds substantially all the interest and fees during the term of the loan by adding them to the loan balance;
3. Typically, the lender's only security is the project itself, the lender no recourse to other assets of the borrower, and the borrower does not guarantee the debt;
4. In order for the lender to recover its investment in the project, the property must be sold to independent third parties or the borrower must obtain refinancing from another source.

Primecore's business model contemplates making ADC loans secured by residential real estate. We have, in the past, sought to accomplish a gross yield of approximately 16% on our loans. After payment of expenses, the Primecore model contemplates an annual cash dividend return to Primecore investors of 9% to 11%. However, the Bay Area economy has endured an unprecedented slowdown in 2001 and 2002. This was driven first by a reversal of the rapid expansion of the technology and telecommunications industries in which Silicon Valley companies play a leading role. Then, the general economic slowdown, and the slowdown in real estate activity, experienced in the United States and Europe following terrorist attacks in the fall of 2001 and the war in Iraq further exacerbated this economic slowdown.

While some residential real estate in the region has generally continued to enjoy strong demand despite the economic downturn, projects in the locations and price ranges we funded were hard hit. In particular, housing with prices in excess of $2.5 million experienced a significant slow down in sales volume and unprecedented valuation declines. Prior to and during 2000, we made a significant number of ADC loans for the development of such housing units. As of January 1, 2003, 66% of the estimated collections from our investments were invested in properties with estimated sale prices greater than $2.5 million per unit. These properties have been selling slower than anticipated, and in a number of cases have been sold at substantially lower prices than contemplated when the ADC loans were made. During 2003, additional under performing ADC loans and foreclosed properties that we now own ("REO") must be liquidated. We expect continued impact on our income from this liquidation. As existing projects are completed and sold, new ADC loans will be made to balance the portfolio with loans projected to yield positive rates of return. Results of Operations

Income from Real Estate Investments

We charge interest on the money we lend to developers. Our business model targets a 16% gross rate of return on these funds. Although we charge our borrowers for the use of our money, we do not actually collect principal, interest or fees until the financed property has sold or been refinanced by a third party lender. We also do not generally have recourse to other borrower assets, so we must usually rely on the value of the securing property to support repayment of our loan plus accrued interest.

The following table breaks down the results of our operations from our investments during the three months ended March 31, 2003:

                           Number
                           of loans         Repayments              Income         Yield          Impairment
                           --------- ------------------ ------------------ -------------- -------------------
Completed investments
       REO                        2        $   926,920         $    34,644        (34.51)%           $    --
       ADC loans                  2          3,739,619           1,969,741         16.20                  --
Active investments
       REO                       16          6,446,335                  --            --             685,439
       ADC loans                 38          4,038,647             711,124            --              77,620
       Real estate loans          1                 --              82,162            --                  --
                                     ------------------ ------------------ -------------- -------------------

       Total                     59      $  15,151,522        $  2,797,671          2.20%         $  763,059
                                     ================== ================== ============== ===================

During the three months ended March 31, 2003, we continued to manage the completion and repayment of the investments in our portfolio. The high-end market continues to be challenging. Of the four investments we completed during the three months ended March 31, 2003, two were REO properties and two were ADC loans and none were sold at per unit prices above $2.5 million. We charged an additional $763,059 to income for investments we believe are impaired. Most of the impairment charge resulted from increases in estimated costs to complete and carry high-end projects due to longer estimated selling periods.

We calculate the gross internal rate of return for our closed investments based on the discounted present value of the investment cash flows on an investment-by-investment basis. Our target yield is 16%. The chart below depicts the actual yield on our investments measured quarterly since the first quarter of 2000. The chart shows a fairly constant yield until the second quarter 2002 when the yield decreased significantly. The decrease resulted mainly from the liquidation of REO properties, many of which stemmed from loans made in 1999 and 2000, when real estate values were at their peak. Although the quarter to quarter yield is subject to large variation due to the timing and large amounts of our transactions, we expect generally depressed yields as we liquidate our existing portfolio of investments and replenish them with more balanced investments.

                                [GRAPHIC OMITTED]






Realizable Value of Investments

For financial statement purposes, we do not report as income the amount of interest and points we charge to borrowers until we collect it. Because we have a contractual right to receive it, the amount of interest and points we charge borrowers is added to the balance due on our ADC loans. As the values of the collateral supporting payment of our ADC loans have declined, the collectibility of our accrued interest and points has, in many cases, become doubtful. Management includes the amount of collectible interest and points we are entitled to receive when it sets dividend rates and prices for selling and redeeming our stock. The information presented below summarizes that analysis and reconciles the differences between US GAAP and the estimated realizable value (NRV) of our investments.

                                              March 31,2003   December 31, 2002
                                           ------------------------------------
Investments in real estate under
   construction                                $ 97,286,445      $ 101,141,515
Investments in real estate held for sale         40,154,110         36,817,168
                                           ------------------------------------
Total investments in real estate per US
   GAAP                                         137,440,555        137,958,683
Add: GAAP impairments                            18,599,090         18,753,706
   Accrued interest and points                   65,156,875         64,337,376
Less: Capitalized interest                       (6,710,356)        (6,566,481)
                                           ------------------------------------

Balance owed on real estate investments         214,486,164        214,483,284
Amount estimated uncollectible                  (46,296,153)       (43,875,448)
                                           ------------------------------------
Estimated realizable value of investments
   in real estate (NRV)                       $ 168,190,011      $ 170,607,836
                                           ====================================

NRV represents our current estimate of the amount of proceeds we expect to receive once our investment is completed and ready for sale. The estimate relies on a number of assumptions including the expected value of the investment once completed, less applicable selling costs, the remaining costs required to complete the project and the length of time required to complete the project. Many factors, some outside our control, can cause changes in these estimates and produce different results. We have obtained independent appraisals for our investments to help us determine expected value upon completion. However, due to the lack of recent sale comparables for many of our properties priced in the high-end sector, it is difficult to project with much certainty the ultimate sale price of many of these properties.

Stock Redemption Price

Our redemption policy provides for the disclosure of the fair market value of our stock. Because our stock does not trade on any secondary market, another method must be used to determine the fair market value. The Board has determined that the value of the stock should be determined with reference to the NRV of our assets. The following calculation determines the fair market value of our stock at March 31, 2003 and December 31, 2002 for purposes of our redemption policy:

                                        March 31, 2003  December 31, 2002
                                      ----------------- ------------------

Cash                                       $    70,883       $  4,394,107
NRV of investments in real estate          168,190,011        170,607,836
Loans secured by real estate                 4,695,000          4,695,000
                                      ----------------- ------------------

Total realizable assets                    172,995,894        179,696,943
Total liabilities                          (29,562,576)       (30,946,018)
                                      ----------------- ------------------

Net realizable assets                      143,393,318        148,750,925
Preferred shares outstanding                22,487,371         22,496,804
                                      ----------------- ------------------

Net realizable assets per share              $    6.38         $     6.61
                                      ================= ==================

The fair value of our stock decreased by $0.23 per share during the three months ended March 31, 2003 due to dividend distributions and the amount by which our operating expenses exceeded our estimated collectible income. The following table details the changes to net realizable assets per share for the three months ended March 31, 2003:

                                            Three months
                                                   ended         Per share
                                          March 31, 2003
                                        ----------------- -----------------

Estimated collectible income                  $  672,214           $  0.03
Operating expenses
   Management fee expense                      1,127,933
   Interest expense                              559,013
   General and administrative expense            392,636
                                        ----------------- -----------------

Total operating expenses                       2,079,582             (0.09)
                                        ----------------- -----------------

Operating loss                                (1,407,368)            (0.06)
Dividends and distributions                   (3,930,392)            (0.17)
                                        ----------------- -----------------

Total change                                $ (5,337,760)          $ (0.23)
                                        ================= =================

Management fees

During the three months ended March 31, 2003 our management fee expense was $1,127,933 compared with $2,658,152 during the three months ended March 31, 2002. The decrease is due to the restatement of the management agreement which became effective January 1, 2003. The agreement generally provides that the fees our manager earns will be based on three components: a base fee, determined monthly, of 3.125% per annum of the total carrying amount of our investments in real estate, determined according to US GAAP; a cash flow bonus, determined quarterly, payable only upon achieving certain levels of loan repayments; and a rate of return bonus, determined quarterly, which is payable only upon achieving certain income per share returns for holders of Preferred Stock Prior to January 1, 2003, we paid management fees based on the amount of loan commitments outstanding at the end of each month.

The changes made to the management agreement are intended to provide a better alignment of interest between our manager and the shareholders given current economic realities. The base fee is a reduced fee given the current portfolio since the fee is based on the carrying amount of ADC loans, instead of loan commitments. To the extent that the manager's actions produce results that are above base expectations, the manager will be rewarded. Under the restructured agreement our base management fee expense is expected to be reduced from $9.6 million in 2002 to approximately $4.2 million in 2003.

Interest costs

Since December 31, 1999, all interest costs have been capitalized as a cost of our investments. Interest cost associated with our borrowings was $559,013 during the three months ended March 31, 2003, compared with $691,312 during the three months ended March 31, 2002. The decrease is due to a combination of a lower average cost of debt, 8.90% during the three months ended March 31, 2003, compared with 9.92% during the three months ended March 31, 2002; and a lower amount of debt on our balance sheet, an average of $21.9 million during the three months ended March 31, 2003 compared with an average of $29.4 million during the three months ended March 31, 2002. We are seeking to maintain our debt at existing levels, and will endeavor to negotiate extensions of existing notes or seek new sources to enable us to lower the cost of our debt.

General and administrative expenses

We have no employees, and our general and administrative and other expenses consist primarily of professional fees, directors' fees and insurance costs. General administrative and other expenses were $392,636 during the three months ended March 31, 2003, compared with $105,105 during the three months ended March 31, 2002. The increased costs result from a number of factors. During 2003 we commissioned appraisals of the portfolio to help us determine value. Additionally, we incurred costs associated with our ownership of the properties we have taken in foreclosure or deed in lieu of foreclosure. Our insurance costs have increased as the insurance market has become more expensive and restricted. Finally, the cost of our annual audit increased due to additional procedures performed by our new auditors necessary to comply with new regulatory requirements.

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

Sources of cash

Investment repayments

Our largest source of our liquidity is the repayment of our investments in real estate. In most cases, we must rely on the sale of the project before we can collect our investment, which means that our repayment is largely dependent on the state of the real estate market. As discussed in our Results of Operations, at December 31, 2002 approximately 66% of the estimated proceeds from our investments were invested in properties expected to sell at prices over $2.5 million. During the three months ended March 31, 2003, we received loan repayments, including income, of $17,949,193. All of these loan repayments came from sales or refinancings of properties which sold, or, in the case of the refinanced properties, were expected to sell for under $2.5 million. As a result, at March 31, 2003 approximately 71% of the estimated proceeds from our investments were invested in properties expected to sell at prices over $2.5 million.

Sales of properties in the $2.5 million and over sector were very slow in 2002 and during the three months ended March 31, 2003 as the few buyers who are able to afford these properties have been very deliberate about their purchase decisions. The chart below depicts the amount of proceeds we expect to collect from our existing investments once they have sold or refinanced. The bars of the graph categorize the proceeds by the price sector of the underlying property.

                                [GRAPHIC OMITTED]




The chart shows that we had estimated $53 million in proceeds from secured properties which were completed and on the market as of March 31, 2003. Of that $53 million, approximately $18 million was secured by properties valued at less than $2.5 million per unit. We expect properties valued at less than $2.5 million securing an additional $22 million in estimated proceeds to complete construction within the next three months. Based on existing market conditions, we expect completed properties with offer prices under $2.5 million to sell in three to six months if the property is well priced. Sales of properties in this price sector have remained fairly stable and the cash flow we expect from them has been fairly reliable.

At March 31, 2003 we had estimated approximately $35 million in proceeds from properties valued at $2.5 million or more, which were completed and on the market. We expect properties valued at $2.5 million or more, securing an additional $20 million in estimated proceeds to be completed within the next three months. For properties with offer prices exceeding $2.5 million, we expect six months to one year for the property to sell if it is well priced. These properties have been the most difficult to sell or refinance during the last 12 months and we currently expect that to continue.

Because a single loan repayment can have a large impact on our repayment projections, it is difficult to predict repayments with precision, especially as construction and sales can be delayed due to factors beyond our control, such as weather, borrower delays, and lengthy foreclosure or borrower bankruptcy proceedings. In the event that our repayments or other cash sources are not sufficient to timely meet our commitments we will have to take other steps to meet our commitments, which could include reducing prices on properties we control in order to expedite their repayment. In such cases, the amount of proceeds received could be substantially less than what we would have expected if we allowed a proper marketing period for the property. This would have a negative impact on the estimated net realizable value of our assets.

Stock sales

Our liquidity is also enhanced through sales of our Preferred Stock and issuance of notes payable to investors. Our Preferred Stock is sold through private placements. In November 2002 we closed our private placement. Our Board has authorized the opening of a new private placement in 2003, however we do not expect to generate any appreciable sales until we have liquidated a substantial part of our existing investment portfolio and reinvested the proceeds in new projects.

Issuance of unsecured notes payable

We issue a limited amount of short-term notes payable as an investment alternative to our Preferred Stock. During the three months ended March 31, 2003 we issued $250,000 in unsecured notes payable compared with $662,000 issued during the three months ended March 31, 2002. Our current plan for 2003 and beyond is to maintain our existing notes payable balances at current levels through extension of existing notes and issuance of new notes to replace maturities of existing notes.

Uses of Cash

The following table sets forth the projected timing and amount of our projected obligations over the next two years, without taking into account new loans that may be made in 2003 and 2004:


                                     Total               2003              2004
                            --------------- ------------------- ----------------

  Investment fundings         $ 38,400,000       $ 34,650,000       $ 3,750,000
  Line of credit                 7,595,559          7,595,559                --
  Secured notes payable          7,693,000          7,693,000                --
  Unsecured notes payable       11,781,375         11,074,945           706,430
  Dividend payments             27,547,000         11,800,000        15,747,000
                            --------------- ------------------- ----------------

  Total                        $93,016,934       $ 72,813,504      $ 20,203,430
                            =============== =================== ================

Investment fundings

Investment fundings are our largest use of our cash. At March 31, 2003 we estimated costs to complete our investments were $38.40 million. These amounts will be funded as construction progresses on our investments. The exact timing of the investment fundings is dependent on several factors including weather, governmental regulation and developer related issues, so the timing of investment fundings in the above table is an estimate based on information available to us at this time. Additionally, we expect the amount of actual investment fundings to be higher than our obligation existing at March 31, 2003 as we continue to make and fund new loan commitments in 2003 and beyond.

Line of credit

Our line of credit matures on May 15, 2003. We have been negotiating an extension of this facility with our lender, and are exploring other options. At the present time, we have not received a funding commitment from our current lender or any other lender. In the event we are not successful in our efforts, we will have to repay this facility. Our present projections indicate we will not have the liquidity necessary to fully repay this loan by the current due date. If we do not pay the loan when due, our lender will have various remedies that could severely impact on our cash flow and our commitments, and which will require that we take immediate steps to address our cash flow needs, which may include a freeze on all distributions to shareholders and other steps.

Secured notes payable

Our secured notes payable are loans made to us by financial institutions and secured by first deeds of trust on properties we own. Monthly interest payments are required and the maturities of these loans approximate the date we expect the underlying collateral to sell. Once sold, the secured loan will be repaid.

Unsecured notes payable

We have approximately $11.1 million in unsecured notes payable that mature in 2003. Our strategy is to extend these notes on terms that are favorable to us. As of December 31, 2001 we had approximately $17.3 million in unsecured notes payable which were due to mature in 2002. During the year we were successful in extending and issuing new notes to replace the notes we paid while, at the same time, decreasing the average cost of our borrowings from 11.01% to 9.08%. The net decrease in notes payable resulting from our efforts was approximately $3 million.

Dividends and distributions

Although dividend payments are not contractual obligations we have included their impact on our liquidity since the Board of Directors has, for the present, determined to maintain a dividend of $0.70 per share to shareholders even though the dividend is currently, and for the foreseeable future, paid out of capital and not income. As such, these dividend payments will not be taxable to shareholders. Dividend payments may be discontinued at any time, if circumstances warrant, and if this can be done without risk to our REIT status. As noted above, if we are unsuccessful in our efforts to extend our current line of credit, which becomes due on May 15, 2003, or obtain a new credit line to replace our existing line, we may have to cease dividend payments.


Stock repurchases

Effective February 12, 2003, the Board of Directors implemented a new redemption policy for shareholders who wish to sell their shares to us. The policy may be modified or terminated at the Board's discretion at any time. Currently, we will repurchase shares, at fair market value, as determined by our Board of Directors, utilizing 25% of "free cash flow" for such purposes. "Free cash flow" means the total of all proceeds from repayments of loans and all net proceeds from the sale of real-estate-owned properties in the Company's portfolio during a Repurchase Period, and then subtracting from such total amounts due during the same period for (i) existing loan commitments, (ii) debt payments to third parties, (iii) dividend or other distributions to shareholders, and (iv) operating expenses. The periods between October 1 and March 31 of the following year, and April 1 and September 30 are each a "Repurchase Period" for the purposes of calculating "free cash flow," except that the first Repurchase Period under the policy runs from January 1, 2003 through March 31, 2003. Redemption of shares is always subject to availability of funds for redemption purposes, and all redemption requests are acted upon in accordance with the best interests of the Company. The following results were achieved during the first Repurchase Period:

                                                  Three months
                                                         Ended
                                                March 31, 2003
                                            -------------------
                                                   $ 1,648,468
Cash flow from operations
Cash flow from investing activities                  7,472,886
Repayments of unsecured notes payable               (2,770,371)
Dividends and distributions                         (3,931,045)
                                            -------------------

Total "Free cash flow"                               2,419,938
Repurchase percentage                                       25%
                                            -------------------
Funds presently  anticipated to be available
for stock repurchase                                $  604,985
                                            ===================

As discussed above, our line of credit expires on May 15, 2003. If we are unsuccessful in obtaining an extension of our current line of credit, which becomes due on May 15, 2003, or if we cannot locate a replacement credit facility by such date, we do not anticipate there will be any funds available for redemptions for the first Repurchase Period.

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


ITEM 4.   CONTROLS AND PROCEDURES.

Within the past 90 days we carried out an evaluation, under the supervision of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have each concluded that those controls and procedures were effective in making known to them, on a timely basis, the material information needed forthe preparation of this Report on Form 10-Q. There were no significant changes in the Company's internal controls or in other factors that could significantly affect those internal controls since the date of their evaluation nor did we find any significant deficiencies and material weaknesses that would have required corrective actions to be taken with respect to those controls.


                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

We are not presently subject to any material litigation nor, to our knowledge, is any litigation threatened against us which collectively is expected to have a material adverse effect on our cash flows, financial condition or results of operations.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

(a) Not Applicable.

(b) Not Applicable.

(c) Sales of Equity Securities.

     Between January 1, 2003 and March 31, 2003, we did not sell any shares of our Class A Convertible Preferred stock.

     Purchasers of our Class A Convertible Preferred stock are accredited investors as defined in Regulation D, Rule 501 (a) (4), (5) or (6) under the 1933 Securities Act. Each investor signed a subscription agreement which included representations that the investor had sufficient knowledge and experience in financial and business matters to be capable of evaluating the merits and risks of investments generally, and of the investment in our stock and the investor was able to bear the economic risk of the investment. Each investor further acknowledged the investor understood the entire investment could be lost.

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

99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(b)     Reports on Form 8-K

The Company filed a report on form 8-K February 8, 2003 disclosing the text of the Company's revised redemption policy.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   May 5, 2003                    /s/ SUSAN FOX
                                        -------------
                                        Susan Fox, President


Dated:   May 5, 2003                    /s/ MICHAEL RIDER
                                        -----------------
                                        Michael Rider, Chief Financial Officer

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


         /s/ SUSAN FOX
         ----------------------------
         Susan Fox, President
         May 5, 2003

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



         /s/ MICHAEL RIDER
         --------------------------------------
         Michael Rider, Chief Financial Officer
         May 5, 2003