Form 10-Q
period 2003-06-30
PRIMECORE MORTGAGE TRUST INC
filed 2003-08-14
CIK 1086670

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                Yes [ X ] No [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
                                Yes [ ] No [ X ]


         The number of shares of convertible preferred stock outstanding as of June 30, 2003 was 22,487,371. The number of shares of common stock outstanding as of June 30, 2003 was 100.

Table of Contents

   Part I.  Financial Information


 Item 1.    Financial Statements (unaudited).................................. 2

            Consolidated Balance Sheets as of June 30, 2003 (unaudited) and
                December 31, 2002............................................. 3

            Consolidated  Statements of Operations for the Three and Six
                Months Ended June 30, 2003 and 2002 (unaudited)............... 4

            Consolidated  Statement of Shareholders'  Equity for the Six
                Months Ended June 30, 2003 and 2002 (unaudited)............... 5

            Consolidated Statements of Cash Flows for the Six Months Ended
                June 30, 2003 and 2002 (unaudited)............................ 6

            Notes to the Consolidated Financial Statements (unaudited)........ 7

 Item 2.    Management's Discussion and Analysis of Financial Condition and
                Results of Operations........................................ 15

 Item 3.    Quantitative and Qualitative Disclosures about Market Risk....... 23

 Item 4.    Controls and Procedures...........................................24


 Part II.   Other Information

 Item 1.    Legal Proceedings................................................ 24

 Item 2.    Changes in Securities and Use of Proceeds........................ 24

 Item 3.    Defaults Upon Senior Securities.................................. 24

 Item 4.    Submission of Matters to a Vote of Security Holders.............. 24

 Item 5.    Other Information................................................ 24

 Item 6.    Exhibits and Reports on Form 8-K................................. 25

            Signatures....................................................... 26

            Certifications................................................... 27

                          Part I. Financial Information

Item 1. Financial Statements


         Attached are the following unaudited financial statements of Primecore Mortgage Trust, Inc. (the "Company"):

     (1) Balance Sheets as of June 30, 2003 (unaudited), and December 31, 2002

     (2) Statements of Operations for the Three and Six Months ended June 30, 2003 and 2002 (unaudited)

     (3) Statement of Shareholders' Equity for the Six Months ended June 30, 2003 (unaudited)

     (4) Statements of Cash Flows for the Six Months ended June 30, 2003 and 2002 (unaudited)

     (5) Notes to Financial Statements (unaudited)

         The financial statements referred to above should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2002 as filed with the Securities and Exchange Commission in our Annual Report on Form 10-K filed March 31, 2003.

                                        PRIMECORE MORTGAGE TRUST, INC.

                                         CONSOLIDATED BALANCE SHEETS



                                                                               June 30, 2003
                                                                                 (unaudited)    December 31, 2002
                                                                        --------------------- --------------------
ASSETS:
Investments in real estate under development............................      $   83,597,820       $  101,141,515
Investments in real estate held for sale................................          35,413,161           44,510,168
Loans Receivable........................................................           4,695,000            4,695,000
Cash and cash equivalents...............................................           1,602,529            4,394,107
Other assets, net.......................................................             319,451              326,245
                                                                        --------------------- --------------------

        Total assets....................................................      $  125,627,961       $  155,067,035
                                                                        ===================== ====================

LIABILITIES AND SHAREHOLDERS' EQUITY:
Unsecured  notes payable  (including  $280,000 to a director at June 30,
   2003 and $150,000 December 31, 2002).................................      $   10,785,056       $   14,276,929
Secured notes payable...................................................           7,693,000            7,693,000
Secured line of credit..................................................           9,836,191           14,431,132
Accrued expenses and other..............................................             173,108              256,059
Preferred stock dividends payable.......................................           1,311,764            1,312,417
Payable to manager......................................................             346,833              669,480
                                                                        --------------------- --------------------

        Total liabilities...............................................          30,145,952           38,639,017
                                                                        --------------------- --------------------

SHAREHOLDERS' EQUITY:
Preferred stock: par value $0.01, 40,000,000 shares authorized;
22,487,371 and 22,496,804 shares issued and outstanding at
    June 30, 2003, and December 31, 2002, respectively..................         225,985,552          226,079,882
Common stock: par value $0.01, 10,000,000 shares authorized; 100 shares issued and outstanding at June 30, 2003, and December 31,
   2002, respectively...................................................                   1                    1
Accumulated dividends and distributions.................................         (87,997,901)         (80,132,217)
Accumulated deficit.....................................................         (42,505,643)         (29,519,648)
                                                                        --------------------- --------------------

        Total shareholders' equity......................................          95,482,009          116,428,018
                                                                        --------------------- --------------------

        Total liabilities and shareholders' equity......................      $  125,627,961       $  155,067,035
                                                                        ===================== ====================








                                The accompanying notes are an integral part of these statements

                                        PRIMECORE MORTGAGE TRUST, INC.

                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 (unaudited)



                                                   Three Months     Three Months           Six Months       Six Months
                                                          Ended            Ended                Ended            Ended
                                                  June 30, 2003    June 30, 2002        June 30, 2003    June 30, 2002
                                             ------------------- ---------------- -------------------- ----------------

REVENUES:
Income from completed real estate
    development..............................      $  1,436,429      $ 5,682,996         $  4,234,100     $  6,738,526
Other .......................................               107           61,957               16,264           61,957
                                             ------------------- ---------------- -------------------- ----------------
     Total revenues..........................         1,436,536        5,744,953            4,250,364        6,800,483
                                             ------------------- ---------------- -------------------- ----------------

EXPENSES:
Management fees .............................         1,096,143        2,450,403            2,224,076        5,108,555
Provision for impairment of investments in
  real estate................................                          1,327,534           14,369,097        1,473,316
                                                     13,606,038
General, administrative and other............           250,550           62,852              643,186          168,357
                                             ------------------- ---------------- -------------------- ----------------
     Total expenses..........................        14,952,731        3,840,789           17,236,359        6,750,228
                                             ------------------- ---------------- -------------------- ----------------

   Net income (loss).........................       (13,516,195)       1,904,164          (12,985,995)          50,255
   Preferred stock dividends and
       distributions.........................        (3,935,292)      (5,763,743)          (7,865,684)     (11,497,561)
                                             ------------------- ---------------- -------------------- ----------------
   Net loss allocable to common..............    $  (17,451,487)   $  (3,859,579)      $  (20,851,679)   $ (11,447,306)
                                             =================== ================ ==================== ================

Basic and diluted net loss per common
    share....................................    $     (174,515)     $   (38,596)        $   (208,517)     $  (114,473)
                                             =================== ================ ==================== ================

Basic and diluted weighted-average shares
    outstanding..............................               100              100                  100              100
                                             =================== ================ ==================== ================
















                                The accompanying notes are an integral part of these statements

                                        PRIMECORE MORTGAGE TRUST, INC.

                                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                    For the six months ended June 30, 2003
                                                 (unaudited)




                                            Preferred Stock             Common Stock
                                    ----------------------------- -----------------
                                                                                         Accumulated
                                                                                           Dividends
                                                                                                 and    Accumulated
                                          Shares          Amount   Shares   Amount     Distributions        Deficit           Total
                                    ------------- --------------- -------- -------- ----------------- -------------- ---------------
Shareholders' equity at
   December 31, 2002................  22,496,804    $226,079,882      100      $ 1   $ (80,132,217)   $ (29,519,648)   $116,428,018
Adjustment for dividend
   reinvestment.....................      (9,433)        (94,330)      --       --              --               --         (94,330)
Dividends and distributions to
   preferred shareholders...........          --              --       --       --      (7,865,684)              --      (7,865,684)
Net loss............................                                                            --      (12,985,995)    (12,985,995)
                                              --              --       --       --
                                    ------------------------------------------------------------------------------------------------
Shareholders' equity at
   June 30, 2003....................  22,487,371    $225,985,552      100      $ 1   $ (87,997,901)   $ (42,505,643)   $ 95,482,009
                                    ================================================================================================






























                                  The accompanying notes are an integral part of these statements

                         PRIMECORE MORTGAGE TRUST, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                                Six Months      Six Months
                                                                                     Ended           Ended
                                                                             June 30, 2003   June 30, 2002
                                                                           --------------------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss).........................................................   $(12,985,995)     $   50,255

 Adjustments to reconcile net income (loss) to net cash  provided by
  (used in) operations;
    Provision for impairment of investments in real estate.................     14,369,097       1,473,316
    (Decrease) in accrued expenses and other...............................        (82,951)     (1,031,875)
    Increase (decrease) in payable to manager..............................       (322,647)         83,555
    Increase in other assets, net..........................................          6,794         262,581
                                                                           ----------------- --------------
         Net cash provided by  operating activities........................        984,298         837,832
                                                                           ----------------- --------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
    Investments in real estate under development and property held
      for sale.............................................................    (12,856,319)    (22,392,596)
    Investments in real estate under development by affiliates.............             --      (6,932,750)
    Repayments of investments in real estate under development and
      property held for sale...............................................     25,166,942      31,679,492
    Repayments of investments in real estate under development by
      affiliates...........................................................             --       4,167,610
                                                                           ----------------- --------------
         Net cash provided by  investing activities........................     12,310,623       6,521,756
                                                                           ----------------- --------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from sales of preferred stock, net of offering costs..........             --       9,401,480
    Capital contributions by Manager.......................................             --       1,100,000
    Redemptions of preferred stock.........................................        (94,330)     (5,670,820)
    Borrowings under notes payable.........................................        380,000         877,000
    Payments under notes payable...........................................     (3,910,891)     (5,061,626)
    Payments on secured line of credit, net................................     (4,594,941)            (25)
    Payment of preferred stock dividends...................................     (7,866,337)     (9,386,490)
                                                                           ----------------- --------------
         Net cash used in financing activities.............................    (16,086,499)     (8,740,481)
                                                                           ----------------- --------------

           Net increase (decrease) in cash and cash equivalents............     (2,791,578)     (1,380,893)
           Beginning cash and cash equivalents.............................      4,394,107       2,706,204
                                                                           ----------------- --------------

           Ending cash and cash equivalents................................   $  1,602,529     $ 1,325,311

                                                                           ================= ==============

 Cash paid for interest, net of amounts capitalized of $1,163,628 and
    $1,359,872, for the six months ended June 30, 2003 and 2002,
    respectively...........................................................   $         --     $        --
                                                                           ================= ==============

 SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
    AND FINANCING ACTIVITIES:
 Reinvested Preferred Stock dividends......................................   $         --     $ 2,066,440
 Interest accrued on unsecured notes payable...............................   $     39,018     $   276,519



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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

The accompanying unaudited financial statements present the financial position of the Company as of June 30, 2003 (unaudited), and December 31, 2002, and the results of operations and cash flows of the Company for the three months and six months ended June 30, 2003 and 2002. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position and results of operations of the Company as of June 30, 2003 and for the periods then ended.

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

                         PRIMECORE MORTGAGE TRUST, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


statements and the reported amounts of revenues and expenses during the reporting period. The Company's significant estimates include the valuation of investments in real estate. Actual results could differ from those estimates.

Investments in Real Estate under Development

We have originated loans to acquire, develop and construct residential real estate ("ADC loans"). Our loans contain many of the following characteristics which are identified with ADC loans:

1. The lender has agreed to provide all or substantially all necessary funds to acquire, develop or construct the property. The borrower has title to but little or no cash equity in the project;
2. The lender funds substantially all the interest and fees during the term of the loan by adding them to the loan balance;
3. Typically, the lender's only security is the project itself, the lender has no recourse to other assets of the borrower, and the borrower does not guarantee the debt;
4. In order for the lender to recover its investment in the project, the property must be sold to independent third parties or the borrower must obtain refinancing from another source.

Therefore, our ADC loans are classified for financial reporting purposes as investments in real estate under development (Note 3). Revenue from interest and points is recognized as cash is received from the sale or refinancing of such properties. If our ADC loans qualified as loans under US GAAP, interest and points would be recognized in income as earned instead of at the time of sale of the underlying property.

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

Income from Completed Real Estate Development

Our investment objective is to make ADC loans on projects we believe are likely to ultimately sell for an amount sufficient to repay the principal plus accrued interest at the contracted interest rate and points on those ADC loans. We do not intend to own or develop property and do not participate in the profit realized by the borrower upon sale of the property.

We recognize income from our ADC loans and investments in real estate held for sale as costs are recovered, generally upon the sale or refinancing of the

                         PRIMECORE MORTGAGE TRUST, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

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

Our taxable income differs from income measured in accordance with generally accepted accounting principles in the United States of America due to timing differences in the recognition of income from our ADC loans. For tax purposes, interest and points are accrued as income according to the terms of our loan contracts, but not recognized under generally accepted accounting principles in the United States of America until the contract has been paid through sale or refinancing of the secured property. We have distributed Preferred Stock dividends monthly at a level sufficient to satisfy specified return targets for our investors. As a result, dividends paid may be in excess of taxable income. Dividend distributions are subject to adjustment by our Board of Directors based upon prevailing market and company specific conditions. Currently our monthly dividend rate is $0.0583 per share. On July 17, 2003 our Board of Directors voted to suspend payment of dividends effective after payment of our August declaration.

Net Loss Per Share of Common Stock

Per share amounts for our common stock are computed using the weighted average common shares outstanding during the period. Net loss used in the calculation is increased by declared dividends owed to preferred shareholders. There are currently no stock options or other dilutive common stock equivalents, and as a result, the basic and diluted weighted average common shares outstanding for the three and six month period ended June 30, 2003 and 2002, are the same and are 100 shares.

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


3.   INVESTMENTS IN REAL ESTATE UNDER DEVELOPMENT:

We make ADC loans with maturity dates generally up to 18 months. The term of an ADC loan may be extended, when management deems it appropriate to do so. For financial reporting purposes, we account for our ADC loans as investments in real estate under development. Investments in real estate under development represent funds advanced in cash plus capitalized interest on arrangements in effect at any particular time. Since real estate under development generates no operating income, we do not accrue any income for financial reporting purposes until the sale to a third party or refinancing of a property by another lender. The income (interest and points) that we ultimately realize is based upon the value of the financed property and terms of the ADC loan. During the three months ended June 30, 2003 fixed interest rates on ADC loans outstanding ranged from 11 percent to 17 percent. In the case of ADC loans on which the borrower

                         PRIMECORE MORTGAGE TRUST, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

defaulted under the terms of our lending contract, the interest rate charged during the period of default was an additional 5 percent over the note rate. In addition, we charged points on most ADC loans, which were typically 4 percent of the borrowed amount.

The following table summarizes our portfolio of ADC loans at June 30, 2003:

                                                 Commitment     Carrying
Location - County             Maturity Dates         Amount       Amount
---------------------------- ----------------- ------------- ------------

Alameda                          12/02-04/03   $  3,954,000    1,277,592
Marin                            08/01-11/03     42,635,000   19,455,765
Monterey                         12/02-12/03     25,025,000   14,431,745
San Francisco                    03/02-06/03     16,100,000    5,204,945
San Mateo                        07/02-12/03     47,174,485   26,480,699
Santa Clara                      05/02-06/03     23,300,000   15,313,746
Santa Cruz                       06/01-06/01      6,750,000    1,433,328
                                               ------------- ------------

                                               $164,938,485  $83,597,820
                                               ============= ============

During the three months and six months ended June 30, 2003, we capitalized $451,067 and $897,126 of interest costs to investments in real estate under development compared with $560,068 and $1,111,017 during the three months and six months ended June 30, 2002.

We will fund commitments on existing ADC loans from the repayment of other ADC loans, proceeds from sales of REO properties, issuance of unsecured notes payable or issuance of additional preferred stock. As of June 30, 2003 our unfunded commitment was $16,040,336, exclusive of interest and points compared with $23,835,015 at December 31, 2002. We believe we will have adequate sources of capital to fund these commitments when and as they become due.

As of June 30, 2003, we had loans with a carrying amount of $1,094,344, which had not been paid by their stated maturity dates and which we do not intend to extend compared with $10,293,731 at December 31, 2002. These ADC loans accrue interest at the default rate, which is 500 basis points above the note rate. We may choose not to extend these contracts for a variety of reasons.

Additionally, at June 30, 2003, we had recorded notices of default on loans with a carrying amount of $42,496,499 compared with $18,886,100 at December 31, 2002. Recording a notice of default begins the process of foreclosure. All ADC loans for which a notice of default has been recorded are charged interest at the default rate which interest will be collected upon repayment of the ADC loan assuming there are sufficient proceeds. Recording a Notice of Default is our last resort and usually done only in cases where we believe that the builder cannot or will not maximize the value of the property.

During the three months and six months ended June 30, 2003, we charged $6,069,241 and $6,146,861 to operations for ADC loans we believe are impaired compared with $1,327,534 and $1,473,316 during the three months and six months ended June 30, 2002.


4. INVESTMENT IN REAL ESTATE HELD FOR SALE:

As of June 30, 2003, we held title to 16 properties received through foreclosure or by deed in lieu of foreclosure.

                         PRIMECORE MORTGAGE TRUST, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

The following table summarizes investments in real estate held for sale at June 30, 2003:


                                                                 Carrying
County                                          Number             Amount
------------------------------------------- ----------- ------------------

Alameda                                              3      $   1,758,646
Marin                                                2          5,143,577
San Francisco                                        2          2,146,050
San Mateo                                            3         11,638,886
Santa Clara                                          6         14,726,002
                                            ----------- ------------------
         Total                                      16      $  35,413,161
                                                        ==================

We report these properties at the lower of their existing carrying amount or net realizable value and they are in various stages of construction. The properties will be sold in the manner which we believe maximizes their value to us. During the three months and six months ended June 30, 2003, we capitalized $121,161 and $234,115 of interest costs to investments in real estate held for sale that were still under construction compared with $92,810 and $178,739 during the three months and six months ended June 30, 2002.

Additional funds will be required to complete certain investments in real estate held for sale. We will fund these costs from the repayment of other ADC loans, proceeds from the sale of REO properties, issuance of unsecured notes payable or issuance of additional preferred stock. As of June 30, 2003, our estimated costs to complete these investments was $11,645,414 compared with $15,320,528 at December 31, 2002.

During the three months and six months ended June 30, 2003, we charged $7,536,797 and $8,222,237 to operations for impairments on Investments in Real Estate Held For Sale compared with none during the three months and six months ended June 30, 2002.


5.   LOAN SECURED BY REAL ESTATE:

We had a loan secured by real property that we received as payment for one of our Investments in Real Estate by Affiliates. The loan bears fixed interest at 7%, with interest payments of $27,388 payable monthly and matures on August 1, 2003. The loan is secured by three parcels of real property and is subject to certain collateral release provisions. As of June 30, 2003 payments were current on the loan.


6.   UNSECURED NOTES PAYABLE:

We had unsecured borrowings of $10,740,745 at June 30, 2003 compared with $14,095,017 at December 31, 2002 on notes issued to accredited investors through private placements. These notes have varying maturities of up to two years from the date of issuance and bear interest at fixed rates between 6.50 and 12.00 percent with interest payable monthly in arrears. We may repay these notes, without penalty, at our option before their stated maturity. As of June 30, 2003, we estimate that the carrying amounts of our notes payable approximate their fair value based on current borrowing rates available to us.

Included in our unsecured notes payable is $280,000 owed to one of our directors at June 30, 2003 compared with $150,000 at December 31, 2002. One note for $150,000, bears interest at 10%, was issued for a two-year term and matures on June 28, 2004. The second note for $130,000, bears interest at 8.50% was issued for a three-year term and matures on May 29, 2006.

Additionally, at June 30, 2003, we had $44,312 due on notes payable to financial institutions to finance the cost of our insurance policies compared with $181,912 at December 31, 2002. The note bears interest at 7.462% and requires monthly payments $14,955.

                         PRIMECORE MORTGAGE TRUST, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

The following table summarizes the maturities of our notes payable at June 30, 2003:

                           Year                    Amount
                       ---------------    ----------------

                           2003               $ 7,523,665
                           2004                 2,881,391
                           2005                   250,000
                           2006                   130,000
                                          ----------------

                          Total              $ 10,785,056
                                          ================


7.    SECURED NOTES PAYABLE:

At June 30, 2003 and December 31, 2002 we owed $7,693,000 under notes payable to financial institutions secured by real property we own. The notes require monthly payments of interest only. All notes have a due on sale clause which provides that the note will become due and payable upon transfer of title of the securing real estate. The following table sets forth salient data:

Securing property                 Rate           Due Date        Note Amount
---------------------- ---------------- ------------------ ------------------

2 single family homes            6.00%          8/25/2003        $ 2,508,000
1 single family home             4.75%           5/1/2030          3,185,000
1 single family home             5.25%           1/1/2004          2,000,000
                                                           ------------------

         Total                                                   $ 7,693,000
                                                           ==================

8.   LINE OF CREDIT:

We have a $15,000,000 line of credit with a commercial bank. The amount borrowed under the line of credit at June 30, 2003, was $9,836,191, compared with $14,431,132 at December 31, 2002. The line of credit is collateralized by our assets and guaranteed by our Manager and another affiliate, carries interest at prime plus 1.50 percent (5.50 percent at June 30, 2003) and matured on May 11, 2003.

We have negotiated a forbearance agreement of this facility with our lender and are exploring other financing options. Our present projections indicate we will have the liquidity necessary to fully repay this loan by the forbearance date. If we do not pay the loan when due our lender will have various remedies that could severely affect our cash flow and our ability to fund commitments, and which will require that we take immediate steps to address our cash flow needs.

We incurred loan fees and other costs of $235,169 in connection with this loan, which are included in other assets in the accompanying balance sheets and were fully amortized on the effective interest method over the life of the facility.

At June 30, 2003 we were negotiating a credit facility with several lenders in order to replace our current facility.

                         PRIMECORE MORTGAGE TRUST, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

9.   SHAREHOLDERS' EQUITY

We have authorized 50,000,000 shares of capital stock with a $0.01 par value; 40,000,000 shares are designated Class A Convertible Preferred (Preferred Stock), and 10,000,000 shares are designated as common.

At June 30, 2003, there were 100 shares of common stock outstanding.

The 22,487,371 and 22,496,804 shares of Preferred Stock outstanding as of June 30, 2003 and December 31, 2002, respectively, rank senior to our common stock as to dividends and liquidation rights. The shares are convertible into, and have voting rights equal to, the same number of shares of our common stock. We will not pay any dividends to the holders of the common stock so long as any Preferred Stock is outstanding.

Preferred Stock dividends and distributions are paid monthly in arrears and were $0.17 and $0.35 per share (based on weighted average preferred shares outstanding of 22,487,371) for the three months and six months ended June 30, 2003 compared with $0.26 and $0.53 per share (based on weighted average preferred shares outstanding of 21,957,815 and 21,900,831) for the three months and six months ended June 30, 2002. On July 16, our Board of Directors voted to suspend payment of return of capital dividends after the payment of August dividends, which will be made on or about September 7, 2003.

Holders of our Preferred Stock do not have a right to redeem their shares. Our Board of Directors has adopted a stock redemption policy for Preferred shareholders who wish to sell their shares to us. The policy may be modified or terminated at the Board's discretion at any time. Effective February 12, 2003, the Board of Directors implemented a new redemption policy for shareholders who wish to sell their shares to us. Under this policy we will repurchase shares, at fair market value, as determined by our Board of Directors, utilizing 25% of "free cash flow" for such purposes. "Free cash flow" means the total of all proceeds from repayments of loans and all net proceeds from the sale of real-estate-owned properties in the Company's portfolio during a Repurchase Period, and then subtracting from such total amounts due during the same period for (i) existing loan commitments, (ii) debt payments to third parties, (iii) dividend or other distributions to shareholders, and (iv) operating expenses. The periods between October 1 and March 31 of the following year, and April 1 and September 30 are each a "Repurchase Period" for the purposes of calculating "free cash flow," except that the first Repurchase Period under the policy ran from January 1, 2003 through March 31, 2003. Redemption of shares is always subject to availability of funds for redemption purposes. No redemptions were made for the first Repurchase Period due to restrictions imposed as a condition for forbearance of payment on our line of credit facility. All redemption requests will be determined and acted upon in accordance with the best interests of the Company. We will not sell or otherwise liquidate any portion of our mortgage loan portfolio or other assets to fund a redemption request

We sell our stock through private placement and have closed five private placements since our inception, issuing 26,161,438 shares at $10.00 per share. We use the proceeds from issuance of our Preferred Stock primarily to fund additional ADC loans and also for working capital purposes. As of June 30, 2003 we had an active private placement, but had not sold any shares in connection therewith.


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

                         PRIMECORE MORTGAGE TRUST, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Payable to Manager

We owed $346,833 to our Manager at June 30, 2003 for fees earned in June 2003 compared with $669,480 payable December 31, 2002. The amounts payable to our Manager are typically paid during the following month.


Real Estate Sales Commissions

We paid real estate sales commissions of $41,000 and $235,600 during the three months and six months ended June 30, 2003 to Primecore Properties, Inc., an affiliate, compared with $48,300 during the three months and six months ended June 30, 2002. The commissions were paid for services provided by Primecore Properties under listing agreements to sell property acquired by us through foreclosure or deed in lieu of foreclosure.


11.   COMMITMENTS AND CONTINGENCIES:

Litigation

We are involved in legal actions arising in the normal course of our business. We are not presently subject to any material litigation nor, to our knowledge, is any litigation threatened against us which collectively is expected to have a material adverse effect on our cash flows, financial condition or results of operations.

Construction Contracts

In connection with our development of investments in real estate held for sale, we have entered into contracts with construction companies totaling $4,283,042 to complete these projects where necessary. We will make payments on these contracts as construction progresses in much the same manner we do for our investments in real estate and investments in real under development by affiliates.

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

    Primecore's strategy has been specifically designed to serve the needs of small and medium-sized developers who are actively building single-family and smaller multi-family housing units in high demand residential areas. Several characteristics of this target customer base and residential housing market have been vital to Primecore's business model:

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

However, the Bay Area economy has endured an unprecedented slowdown beginning in 2001. This was driven first by a reversal of the rapid expansion of the technology and telecommunications industries in which Silicon Valley companies play a leading role. Then, the general economic slowdown, and the slowdown in real estate activity, experienced in the United States and Europe following terrorist attacks in the fall of 2001 and the war in Iraq further exacerbated this economic slowdown.

While some residential real estate in the region has generally continued to enjoy strong demand despite the economic downturn, projects in the locations and price ranges we funded were hard hit. In particular, housing with prices in excess of $2.5 million experienced a significant slow down in sales volume and unprecedented valuation declines. Prior to and during 2000, we made a significant number of ADC loans for the development of such housing units. As of January 1, 2003, 66% of the estimated collections from our investments were invested in properties with estimated sale prices greater than $2.5 million per unit. These properties have been selling slower than anticipated, and in a number of cases have been sold at substantially lower prices than contemplated when the ADC loans were made. During 2003, additional under performing ADC loans and foreclosed properties that we now own ("REO") must be liquidated. We expect continued negative impact on our income from this liquidation. As existing projects are completed and sold, new ADC loans will be made to balance the portfolio with loans projected to yield positive rates of return.

RESULTS OF OPERATIONS

Income from Real Estate Investments

We charge interest on the money we lend to developers. Our business model targets a 16% gross rate of return on these funds. Although we charge our borrowers for the use of our money, we typically do not actually collect principal, interest or fees until the financed property has sold or been refinanced by a third party lender. We also do not generally have recourse to other borrower assets, so we must usually rely on the value of the securing property to support repayment of our loan plus accrued interest. We calculate the gross internal rate of return for our closed investments based on the discounted present value of the investment cash flows on an investment-by-investment basis. Our target yield is 16%. The chart below depicts the two year average yield on our investments. We use a two year average because it fairly closely corresponds with the average term of our investments.


                                [CHART OMITTED]

The chart shows the effects the economic downturn has had on the yield of our investments. The two year average yield from our investments during the three and six months ended June 30, 2003 was 9.88% and 10.62% compared with 15.38% and 15.11% during the three and six months ended June 30, 2002. The decrease resulted mainly from our inability to collect the amounts we had estimated on the loans we made in 1999 and 2000. As we continue to close ADC loans and REO properties in our portfolio that were made in 1999 and 2000, we expect the two year average yield will continue to decrease. This will happen because our current estimated values do not support full repayment of amounts invested. As we use the proceeds from these investments to make new loans the average yield should begin to move upward again and toward our target yield however, because the yield reflects data from closed investments and our investment cycle is typically two years, we do not expect to observe this upward trend for at least two years.


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


                                               June 30,2003    December 31, 2002

                                             --------------- -------------------

Investments in real estate under
   construction                               $  83,597,820       $ 101,141,515
Investments in real estate held for sale         35,413,161          44,510,168
                                             --------------- -------------------

Total investments in real estate per US
   GAAP                                         119,010,981         145,651,683
Add:   GAAP impairments                          26,425,575          18,753,706
   Accrued interest and points                   59,129,258          64,337,376
Less:  Capitalized interest                      (6,343,892)         (6,566,481)
                                             --------------- -------------------

Balance owed on real estate investments         198,221,922         222,176,284
Amount estimated uncollectible                  (62,914,068)        (43,875,448)
                                             --------------- -------------------

Estimated realizable value of investments
   in real estate (NRV)                       $ 135,307,854       $ 178,300,836
                                             =============== ===================

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

Stock Redemption Price

Our Preferred Stock does not trade on any secondary market. Accordingly, we have established a repurchase policy to provide liquidity to our shareholders. The Board has determined that the repurchase price of the stock should be determined with reference to the NRV of our assets. The following calculation established the repurchase price of our stock at June 30, 2003 and December 31, 2002 for purposes of the Primecore Mortgage Trust, Inc. Redemption Policy:

                                              June 30, 2003    December 31, 2002
                                             --------------- -------------------

Cash                                          $   1,602,529      $    4,394,107
NRV of investments in real estate               135,307,854         178,300,836
Loans secured by real estate                      4,695,000           4,695,000
                                             --------------- -------------------

Total realizable assets                         141,605,383         187,389,943
Total liabilities                               (30,145,954)        (38,639,018)
                                             --------------- -------------------

Net realizable assets                           111,459,429         148,750,925
Preferred shares outstanding                     22,487,371          22,496,804
                                             --------------- -------------------

Preferred Stock repurchase price              $        4.96      $         6.61
                                             =============== ===================

The Preferred Stock repurchase price is determined for the sole purpose of satisfying the provisions of the Primecore Mortgage Trust, Inc. Redemption Policy and is not meant to establish the fair market value of our Preferred Stock. The fair market value of our stock can only be determined through a free market of buyers and sellers. The repurchase price is also not meant to represent the amount which would be obtained for a share of Preferred Stock upon liquidation of the company. The repurchase price uses estimates of future completed values which cannot be assured; does not discount for the period it would take to complete our ADC Loans and REO properties; and does not factor in administrative costs or potential future revenues collectible.

The following table details the changes to net realizable assets per share for the six months ended June 30, 2003:

                                                     Six months
                                                          ended
                                                  June 30, 2003        Per share
                                               ----------------- ---------------

Estimated collectible income                     $  (25,443,237)
Operating expenses
   Management fee expense                             2,224,076
   Interest expense                                   1,131,241
   General and administrative expense                   643,186
                                               ----------------- ---------------

Total operating expenses                              3,998,503            0.18
                                               ----------------- ---------------

Operating loss                                      (29,441,740)          (1.30)
Dividends and distributions                          (7,865,684)          (0.35)
                                               ----------------- ---------------

Total change                                     $  (37,307,424)        $ (1.65)
                                               ================= ===============

The decrease in net realizable assets of $1.65 per share results from the distribution of $0.35 per share in Preferred Stock dividends and $1.30 per share resulting from operations. During the three months ended June 30, 2003 we closed two ADC loans priced in the high end market. The sale prices achieved for these properties was considerably less than the values we, and the independent appraisers we retained, had estimated in January 2003, indicating a much softer market in the high end sector than expected. As a result of these, and other recent high end sales, we conducted another analysis of the estimated value of every property in our portfolio and adjusted estimated values where we thought appropriate. In our analysis we studied local market sale comparables which we track; we discussed pricing with real estate brokers in their specialty submarkets; we performed an analytical review of our appraisal information; and we used information from more recent third party appraisals of our investments. The analysis resulted in an additional decrease in the expected NRV of our investments.

We believe that the lack of sales in high end market during the second half of 2002 masked the extent of the decline in values in the high end sector when the estimates of portfolio values were made in January 2003. With more sales in this sector during the three months ended June 30, 2003 we have obtained a clearer picture of this market sector and believe the revised values are reasonable. However, as always, predictions are subject to variation, and factors beyond our expectation or control could result in future decreases or increases in the value estimates, which can only be based on information available at any given time.

Management fees

During the three and six months ended June 30, 2003 our management fee expense was $1,096,143 and $2,224,076 compared with $2,450,043 and $5,108,555 during the three and six months ended June 30, 2002. The decrease is due to the restatement of the management agreement which became effective January 1, 2003. The agreement generally provides that the fees our manager earns will be based on three components: a base fee, determined monthly, of 3.125% per annum of the total carrying amount of our investments in real estate, determined according to US GAAP; a cash flow bonus, determined quarterly, payable only upon achieving certain levels of loan repayments; and a rate of return bonus, determined quarterly, which is payable only upon achieving certain income per share returns for holders of Preferred Stock Prior to January 1, 2003, we paid management fees based on the amount of loan commitments outstanding at the end of each month.

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

Interest costs

Since December 31, 1999, all interest costs have been capitalized as a cost of our investments. Interest cost associated with our borrowings was $572,228 and $1,131,241 during the three and six months ended June 30, 2003, compared with $640,786 and $1,332,098 during the three and six months ended June 30, 2002. The decrease is due to a combination of a lower average cost of debt, 8.16% and 8.54% during the three and six months ended June 30, 2003, compared with 9.08% and 9.24% during the three and six months ended June 30, 2002; and a lower amount of debt on our balance sheet, an average of $25.2 million and 23.5 million during the three and six months ended June 30, 2003 compared with an average of $27.1 million and $28.2 million during the three and six months ended June 30, 2002. We are seeking to maintain our debt at existing levels, and will endeavor to negotiate extensions of existing notes or seek new sources to enable us to lower the cost of our debt.

General and administrative expenses

We have no employees, and our general and administrative and other expenses consist primarily of professional fees, directors' fees and insurance costs. General administrative and other expenses were $250,550 and $643,186 during the three and six months ended June 30, 2003, compared with $62,852 and $168,357 during the three and six months ended June 30, 2002. The increased costs result from a number of factors. During 2003 we commissioned appraisals of the portfolio to help us determine value. Additionally, we incurred costs associated with our ownership of the properties we have taken in foreclosure or deed in lieu of foreclosure. Our insurance costs have increased as the insurance market has become more expensive and restricted. Finally, the cost of our annual audit increased due to additional procedures performed by our new auditors necessary to comply with new regulatory requirements.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity means the need for, access to and uses of cash. Our principal demands for liquidity are cash for operations, funds that are required to satisfy obligations under existing loan commitments, management fees, interest expense associated with our indebtedness, debt repayments and dividend distributions to shareholders. In the near term, our principal sources of liquidity are the repayments of our real estate investments, funds received from issuance of unsecured notes payable and sales of preferred stock.

Sources of cash

Investment repayments

Our largest source of our liquidity is the repayment of our investments in real estate. In most cases, we must rely on the sale of the project before we can collect our investment, which means that our repayment is largely dependent on the state of the real estate market. As discussed in our Results of Operations, at December 31, 2002 approximately 66% of the estimated proceeds from our investments were invested in properties expected to sell at prices over $2.5 million. During the three and six months ended June 30, 2003, we received loan repayments, including income, of $11,369,688 and $29,236,718, respectively. Of the $29,236,718 received in proceeds during that period, only $7,403,656 represented proceeds from properties which sold at prices over $2.5 million. As a result, at June 30, 2003 the balance increased so that approximately 71% of the estimated proceeds from our investments were invested in properties expected to sell for prices at $2.5 million and above.

Sales of properties in the $2.5 million and over sector were very slow in 2002 and during the six months ended June 30, 2003 as the few buyers who are able to afford these properties have been very deliberate about their purchase decisions. We did receive repayment from two ADC loans whose properties sold over $2.5 million and we have had more market activity in other properties we have financed or own in this sector since May 2003. However, in order to obtain these sales, we were forced to accept proceeds substantially less than the amount we estimated for those ADC loans. The chart below depicts the amount of proceeds we expect to collect from our existing investments once they have sold or refinanced. The bars of the graph categorize the proceeds by the price sector of the underlying property.


                                [CHART OMITTED]


The chart shows that we estimate we will collect $45.4 million in proceeds from ADC loans and REO properties which were complete and on the market as of June 30, 2003. Of that approximately $17.4 million represented ADC loans and REO properties valued at less than $2.5 million per unit. We expect an additional $4.0 million in estimated proceeds from ADC loans and REO properties valued at less than $2.5 million to complete construction within the next three months. Based on existing market conditions, we expect completed properties with offer prices under $2.5 million to sell in three to six months if the property is well priced. Sales of properties in this price sector have remained fairly stable and the cash flow we expect from them has been fairly reliable.

At June 30, 2003 we had estimated $28.0 million in proceeds from ADC loans and REO properties valued at $2.5 million or more, which were complete and on the market. We expect an additional $22.1 million in estimated proceeds from ADC loans and REO properties valued at $2.5 million or more to be completed within the next three months. For properties with offer prices exceeding $2.5 million, we expect six months to one year for the property to sell if it is well priced. These properties have been the most difficult to sell or refinance during the last 12 months and we currently expect that to continue.

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

Stock sales

Our liquidity has been enhanced through sales of our Preferred Stock and issuance of notes payable to investors. Our Preferred Stock is sold through private placements. In November 2002 we closed our private placement. Our Board has authorized the opening of a new private placement in 2003, however we do not expect to generate any appreciable sales until we have liquidated a substantial part of our existing investment portfolio and reinvested the proceeds in new projects.

Issuance of unsecured notes payable

We issue a limited amount of short-term notes payable as an investment alternative to our Preferred Stock. During the three and six months ended June 30, 2003 we issued $130,000 and $380,000 in unsecured notes payable compared with $215,000 and $877,000 issued during the three and six months ended June 30, 2002. Our current plan for 2003 and beyond is to maintain our existing notes payable balances at current levels through extension of existing notes and issuance of new notes to replace maturities of existing notes.

Uses of Cash

The following table sets forth the projected timing and amount of our projected obligations over the next two years, without taking into account new loans that may be made in 2003 and 2004:

                                       Total              2003              2004
                             ---------------- ----------------- ----------------

  Investment fundings           $ 35,300,000     $  25,100,000       $10,200,000
  Line of credit                   9,836,191         9,836,191                --
  Secured notes payable            7,693,000         4,508,000         3,185,000
  Unsecured notes payable         10,405,056         7,523,665         2,881,391
                             ---------------- ----------------- ----------------

  Total                         $ 63,234,247     $  46,967,856      $ 16,266,391
                             ================ ================= ================

Investment fundings

Investment fundings are the largest use of our cash. At June 30, 2003 we estimated costs to complete our investments were $35.3 million. These amounts will be funded as construction progresses on our investments. The exact timing of the investment fundings is dependent on several factors including weather, governmental regulation and developer related issues, so the timing of investment fundings in the above table is an estimate based on information available to us at this time. Additionally, we expect the amount of actual investment fundings to be higher than our obligation existing at June 30, 2003 as we continue to make and fund new loan commitments in 2003 and beyond.

Line of credit

Our line of credit matured on May 11, 2003. We negotiated a forbearance agreement with our lender that provides us with an additional 90 days to repay the loan. The agreement provides among other things that 70% of the proceeds from our ADC loans and REO properties be used to pay down our line of credit. As of the date of our filing, we had paid the balance down to approximately $1.2 million. We currently expect that we will accomplish full repayment of this facility by the expiration of our forbearance agreement. If we do not pay the loan when due, our lender will have various remedies that could severely impact on our cash flow and our commitments, and which will require that we take immediate steps to address our cash flow needs, which may include a freeze on all distributions to shareholders and other steps.

At June 30, 2003 we were negotiating a credit facility with several lenders in order to replace our current facility.

Secured notes payable

Our secured notes payable are loans made to us by financial institutions and secured by first deeds of trust on properties we own. Monthly interest payments are required and the maturities of these loans approximate the date we expect the underlying collateral to sell. Once sold, the secured loan will be repaid.

Unsecured notes payable

At June 30, 2003 we had approximately $10.8 million in unsecured notes payable, $7.5 million of which will mature in 2003. Our strategy is to extend these notes, if possible, on terms that are favorable to us.

Stock repurchases

Effective February 12, 2003, the Board of Directors implemented a new redemption policy for shareholders who wish to sell their shares to us. The policy may be modified or terminated at the Board's discretion at any time. Currently, we will repurchase shares, at fair market value, as determined by our Board of Directors, utilizing 25% of "free cash flow" for such purposes. "Free cash flow" means the total of all proceeds from repayments of loans and all net proceeds from the sale of real-estate-owned properties in the Company's portfolio during a Repurchase Period, and then subtracting from such total amounts due during the same period for (i) existing loan commitments, (ii) debt payments to third parties, (iii) dividend or other distributions to shareholders, and (iv) operating expenses. The periods between October 1 and March 31 of the following year, and April 1 and September 30 are each a "Repurchase Period" for the purposes of calculating "free cash flow," except that the first Repurchase Period under the policy ran from January 1, 2003 through March 31, 2003. Redemption of shares is always subject to availability of funds for redemption purposes, and all redemption requests are acted upon in accordance with the best interests of the Company. As discussed above, our line of credit expired on May 11, 2003. The terms of our forbearance agreement provide that substantially all of the proceeds from our ADC loan and REO property repayments be used to pay down the balance on our line of credit. No redemptions were made for the first Repurchase Period due to restrictions imposed as a condition for forbearance of payment on our line of credit facility. Until we have accomplished the repayment of this loan, we will be unable to fund the allocated repurchase program.

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

Valuation and Realizability of Investments. All of our ADC loans are classified for financial reporting purposes as investments in real estate under development or investments in real estate under development by affiliates (see Notes 3 and 4 to the financial statements). We have foreclosed on some ADC loans that are classified as investments in real estate held for sale (Note 5). Such investments include capitalized interest and are stated at the lower of cost or fair value. Management conducts a review for impairment on an investment-by-investment basis whenever events or changes in circumstances indicate that the carrying amount of an investment may not be recoverable. Impairment is recognized when estimated expected future cash flows (undiscounted and without interest charges), typically from the sale of a completed property, are less than the carrying amount of the investment, plus estimated costs to complete. The estimation of expected future net cash flows is inherently uncertain and relies to a considerable extent on assumptions regarding current and future economics and market conditions. If, in future periods, there are changes in the estimates or assumptions incorporated into the impairment review analysis, the changes could result in an adjustment to the carrying amount of the investments. To the extent an impairment has occurred, the excess of the carrying amount of the investment over its estimated fair value, less estimated selling costs, will be charged to income. In accordance with this policy, we recorded a provision for impairment of investments in real estate under development and investments in real estate held for sale totaling $13,606,038 and $14,369,097 during the three and six months ended June 30, 2003 compared with $1,327,534 and $1,473,316 during the three and six months ended June 30, 2002. We believe that all of our investments are carried at realizable values, however conditions may change and cause our ADC loans and REO properties to decline in value in a future period.

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

REIT status and taxation. As a REIT, we generally will not be subject to corporate-level federal income tax on net income that we distribute to our shareholders. As such, no provision for federal income taxes is included in our financial statements. Such taxes are the responsibility of the individual shareholders. To maintain our classification as a REIT, we must satisfy tests concerning the sources of our income, the nature and type of our assets, the amount of our distributions to shareholders, and concentration of the ownership of our stock. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property and to federal income and excise taxes on our undistributed taxable income. Regular federal and state income taxes would be included in our statements of operations if we fail to qualify as a REIT. We distribute preferred stock dividends at a level that the Board of Directors deems, at a given time, to be prudent. Actual dividends may be in excess of taxable income. Rates of return are subject to adjustment by our Board of Directors based upon prevailing market and company specific conditions. On July 17, 2003 our Board of Directors voted to suspend payment of dividends effective after payment of our August declaration.

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

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

(a) Not Applicable.

(b) Not Applicable.

(c) Sales of Equity Securities.

     Between January 1, 2003 and June 30, 2003, we did not sell any shares of our Class A Convertible Preferred stock.

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

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(b)    Reports on Form 8-K

Not applicable.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   August 14, 2003            /s/ SUSAN FOX
                                    --------------------
                                    Susan Fox, President


Dated:   August 14, 2003            /s/ MICHAEL RIDER
                                    --------------------
                                    Michael Rider, Chief Financial Officer

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



         /s/ SUSAN FOX
         --------------------
         Susan Fox, President
         August 14, 2003

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



         /s/ MICHAEL RIDER
         --------------------
         Michael Rider, Chief Financial Officer
         August 14, 2003