Form 10-Q
period 2003-09-30
PRIMECORE MORTGAGE TRUST INC
filed 2003-11-14
CIK 1086670

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

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


     The number of shares of convertible preferred stock outstanding as of October 31, 2003 was 22,381,473. The number of shares of common stock outstanding as of October 31, 2003 was 100.

                                       18
Table of Contents

   Part I.  Financial Information


 Item 1.    Financial Statements ............................................. 2

            Consolidated Balance Sheets as of September 30, 2003 (unaudited)
            and December 31, 2002............................................. 3

            Consolidated Statements of Operations for the Three and Nine Months
            Ended September 30, 2003 and 2002 (unaudited)..................... 4

            Consolidated  Statement of Shareholders' Equity for the Nine Months
            Ended September 30, 2003 and 2002 (unaudited)..................... 5

            Consolidated Statements of Cash Flows for the Nine Months Ended
            September 30, 2003 and 2002 (unaudited)........................... 6

            Notes to the Consolidated Financial Statements (unaudited)........ 7

 Item 2.    Management's Discussion and Analysis of Financial Condition and
            Results of Operations............................................ 14

 Item 3.    Quantitative and Qualitative Disclosures about Market Risk....... 24

 Item 4.    Controls and Procedures.......................................... 24


 Part II.   Other Information

 Item 1.    Legal Proceedings................................................ 25

 Item 2.    Changes in Securities and Use of Proceeds........................ 25

 Item 3.    Defaults Upon Senior Securities.................................. 25

 Item 4.    Submission of Matters to a Vote of Security Holders.............. 25

 Item 5.    Other Information................................................ 25

 Item 6.    Exhibits and Reports on Form 8-K................................. 25

            Signatures....................................................... 27

                          Part I. Financial Information

Item 1. Financial Statements


         Attached are the following financial statements of Primecore Mortgage Trust, Inc. (the "Company"):

     (1) Consolidated Balance Sheets as of September 30, 2003 (unaudited), and December 31, 2002

     (2) Consolidated Statements of Operations for the Three and Nine Months ended September 30, 2003 and 2002 (unaudited)

     (3) Consolidated Statement of Shareholders' Equity for the Nine Months ended September 30, 2003 (unaudited)

     (4) Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2003 and 2002 (unaudited)

     (5) Notes to the Consolidated Financial Statements (unaudited)

         The financial statements referred to above should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2002 as filed with the Securities and Exchange Commission in our Annual Report on Form 10-K filed March 31, 2003.

                              PRIMECORE MORTGAGE TRUST, INC.

                               CONSOLIDATED BALANCE SHEETS







                                                                          September 30, 2003
                                                                                 (unaudited)    December 31, 2002
                                                                        --------------------- --------------------
ASSETS:
Investments in real estate under development............................      $   65,608,390       $  101,141,515
Investments in real estate held for sale................................          36,059,497           44,510,168
Loans Receivable........................................................                  --            4,695,000
Cash and cash equivalents...............................................             784,942            4,394,107
Other assets, net.......................................................             335,646              326,245
                                                                        --------------------- --------------------
        Total assets....................................................      $  102,788,475       $  155,067,035
                                                                        ===================== ====================

LIABILITIES AND SHAREHOLDERS' EQUITY:
Unsecured notes payable  (including  $280,000 to a director at September
   30, 2003 and $150,000 December 31, 2002).............................       $   6,147,143       $   14,276,929
Secured notes payable...................................................           3,185,000            7,693,000
Secured line of credit..................................................                  --           14,431,132
Accrued expenses and other..............................................             252,076              256,059
Preferred stock dividends payable.......................................                  --            1,312,417
Payable to manager......................................................             313,298              669,480
                                                                        --------------------- --------------------
        Total liabilities...............................................           9,897,517           38,639,017
                                                                        --------------------- --------------------

SHAREHOLDERS' EQUITY:
Preferred stock: par value $0.01, 40,000,000 shares authorized;
   22,381,473 and 22,496,804 shares issued and outstanding at
   September 30, 2003, and December 31, 2002, respectively..............         225,640,549          226,079,882
Common stock: par value $0.01, 10,000,000 shares authorized; 100 shares issued and outstanding at September 30, 2003, and December
   31, 2002, respectively...............................................                   1                    1
Accumulated dividends and distributions.................................         (90,621,455)         (80,132,217)
Accumulated deficit.....................................................         (42,128,137)         (29,519,648)
                                                                        --------------------- --------------------
        Total shareholders' equity......................................          92,890,958          116,428,018
                                                                        --------------------- --------------------
        Total liabilities and shareholders' equity......................      $  102,788,475       $  155,067,035
                                                                        ===================== ====================






                                    The accompanying notes are an integral part of these statements

                                      PRIMECORE MORTGAGE TRUST, INC.

                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (unaudited)



                                                   Three Months     Three Months          Nine Months      Nine Months
                                                          Ended            Ended                Ended            Ended
                                                      September        September            September        September
                                                       30, 2003         30, 2002             30, 2003         30, 2002
                                             ------------------- ---------------------------------------------------------
REVENUES:
Income from completed real estate
   development...............................     $   3,984,006     $  2,787,906        $   8,218,106     $  9,526,432
Income from Manager obligation...............            27,958               --               27,958               --
Other........................................                95              141               16,359           62,098
                                             ------------------- ----------------  ------------------- ----------------
     Total revenues..........................         4,012,059        2,788,047            8,262,423        9,588,530
                                             ------------------- ----------------  ------------------- ----------------

EXPENSES:
Management fees .............................           896,095        2,438,338            3,120,171        7,546,893
Provision for impairment of investments in
   real estate...............................         2,208,575        7,992,171           16,577,672        9,465,487
General, administrative and other............           529,883          117,001            1,173,069          285,358
                                             ------------------- ----------------  ------------------- ----------------
     Total expenses..........................         3,634,553       10,547,510           20,870,912       17,297,738
                                             ------------------- ----------------  ------------------- ----------------

   Net income (loss).........................           377,506       (7,759,463)         (12,608,489)      (7,709,208)
   Preferred stock dividends and
       distributions.........................        (2,623,555)      (5,871,995)         (10,489,238)     (17,369,556)
                                             ------------------- ----------------  ------------------- ----------------
   Net loss allocable to common..............     $  (2,246,049)   $ (13,631,458)      $  (23,097,727)   $ (25,078,764)
                                             =================== ================  =================== ================
Basic and diluted net loss per common
   share.....................................      $    (22,460)     $  (136,315)       $    (230,977)     $  (250,788)
                                             =================== ================  =================== ================
Basic and diluted weighted-average shares
   outstanding...............................               100              100                  100              100
                                             =================== ================  =================== ================










                                    The accompanying notes are an integral part of these statements


                                                     PRIMECORE MORTGAGE TRUST, INC.

                                             CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                                 For the six months ended June 30, 2003
                                                              (unaudited)


                                          Preferred Stock            Common Stock
                                    ----------------------------- -----------------
                                                                                        Accumulated
                                                                                          Dividends
                                                                                                and     Accumulated
                                          Shares          Amount   Shares   Amount    Distributions         Deficit           Total
                                    ------------- --------------- -------- -------- ---------------- --------------- ---------------
Shareholders' equity at December
   31, 2002.........................  22,496,804    $226,079,882      100      $ 1    $ (80,132,217)  $ (29,519,648)   $116,428,018
Reinvested dividends................         235           1,499       --       --               --              --           1,499
Adjustment for dividend
   reinvestment.....................      (9,433)        (94,330)      --       --               --              --         (94,330)
Stock redemption....................    (106,133)       (346,502)      --       --               --              --        (346,502)
Dividends and distributions to
   preferred shareholders...........          --              --       --       --      (10,489,238)             --     (10,489,238)
Net loss............................          --              --       --       --               --     (12,608,489)    (12,608,489)
                                    ------------------------------------------------------------------------------------------------
Shareholders' equity at September
   30, 2003.........................  22,381,473   $ 225,640,549      100     $  1    $ (90,621,455)  $ (42,128,137)   $ 92,890,958
                                    ================================================================================================













                                        The accompanying notes are an integral part of these statements

                                              PRIMECORE MORTGAGE TRUST, INC.

                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (unaudited)


                                                                                    Nine Months          Nine Months
                                                                                          Ended                Ended
                                                                                      September            September
                                                                                       30, 2003             30, 2002
                                                                           ---------------------- --------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss..................................................................     $   (12,608,489)      $   (7,709,208)
 Adjustments to reconcile net (loss) to net cash  provided by (used in)
    operations;
    Provision for impairment of investments in real estate.................          16,577,672            9,465,487
     Decrease in accrued expenses and other................................              (3,983)            (990,862)
     (Decrease) increase in payable to manager.............................            (356,182)             110,126
     (Increase) decrease in other assets, net..............................              (9,401)             168,543
                                                                           ---------------------- -------------------
         Net cash provided by  operating activities........................           3,599,617            1,044,086
                                                                           ---------------------- -------------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
    Investments in real estate under development and property held
      for sale.............................................................         (19,382,070)         (26,853,379)
    Investments in real estate under development by affiliates.............                  --           (8,187,884)
    Repayments of investments in real estate under development and
      property held for sale...............................................          46,841,782           34,307,360
     Repayments of investments in real estate under development by
      affiliates...........................................................                  --            8,711,083
    Cash received from loan repayments.....................................           4,695,000                   --
                                                                           ---------------------- -------------------
         Net cash provided by  investing activities........................          32,154,712            7,977,180
                                                                           ---------------------- -------------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from sales of preferred stock, net of offering costs..........                  --           12,549,640
    Capital contributions by Manager.......................................                  --            1,220,484
    Redemptions of preferred stock.........................................            (346,502)          (7,381,650)
    Adjustments for dividend reinvestment..................................             (94,330)                  --
    Borrowings under notes payable.........................................             476,679            3,967,061
    Payments under unsecured notes payable.................................          (8,660,053)          (6,809,010)
    Payments under secured notes payable...................................          (4,508,000)                  --
    Payments on secured line of credit, net................................         (14,431,132)                  --
    Payment of preferred stock dividends and distributions.................         (11,800,156)         (14,235,731)
                                                                           ---------------------- -------------------
         Net cash used in financing activities.............................         (39,363,494)         (10,689,206)
                                                                           ---------------------- -------------------

           Net decrease in cash and cash equivalents.......................          (3,609,165)          (1,667,940)
           Beginning cash and cash equivalents.............................           4,394,107            2,706,204
                                                                           ---------------------- -------------------

           Ending cash and cash equivalents................................        $    784,942        $   1,038,264
                                                                           ====================== ===================

 Cash paid for interest, net of amounts capitalized of $1,595,332 and
    $1,974,285, for the nine months ended September 30, 2003 and 2002,
    respectively...........................................................               $  --               $   --
                                                                           ====================== ===================

 SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
    AND FINANCING ACTIVITIES:
 Reinvested Preferred Stock dividends.....................................         $      1,499       $   3,068,200
 Interest accrued on unsecured notes payable...............................        $     53,588        $    356,872


                                    The accompanying notes are an integral part of these statements

                         PRIMECORE MORTGAGE TRUST, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.   ORGANIZATION AND BUSINESS:

Organization

Primecore Mortgage Trust, Inc., a Maryland corporation, was formed on March 18, 1999 and commenced operations effective May 1, 1999 as a real estate investment trust (REIT). We are engaged in the business of funding and holding land acquisition, development and construction mortgage loans secured by residential real property, as well as secured by undeveloped real property, located in the greater San Francisco Bay Area. We have only one operating segment. Primecore Mortgage Trust, Inc. is also the sole member of 99 Investors, LLC a California limited liability company. 99 Investors, LLC owns certain real property in which we have invested. We are managed by Primecore Funding Group, Inc., (the "Manager") an affiliated California corporation located in Menlo Park, California.

On October 7, 2003 our Board of Directors voted to withdraw our REIT election effective for the tax year beginning January 1, 2004. We do not anticipate this action having a material effect on the Company's financial statements.

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

Realization of Assets. The Company's liquidity and ability to meet its obligations as they become due are subject to, among other things, its ability to obtain timely repayments of its loans and sales of its investment in real estate held for sale. In the event that repayments are not sufficient to timely meet our commitments and unsecured notes cannot be extended , we may be forced to reduce prices on properties we control in order to expedite their repayment. In such cases, the amount of proceeds received could be substantially less than what we would have expected if we allowed a proper marketing period for the property. This would have a negative impact on the estimated net realizable value of our assets and would force the Company to adopt an alternative strategy that may include actions such as seeking additional capital or further downsizing of the Company. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Other. In addition, we are subject to other significant business and financial risks, including but not limited to liquidity, the prevailing market for high-end residential real estate, interest rates, dependence on our manager, timely completion of projects, lack of borrower diversification, and potential environmental matters relating to properties on which we have made loans. For additional information see Risk Factors in our Annual Report on Form 10-K for the year ending December 31, 2002 filed March 31, 2003.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

The accompanying unaudited financial statements present the financial position of the Company as of September 30, 2003 (unaudited), and December 31, 2002, and the results of operations and cash flows of the Company for the three months and nine months ended September 30, 2003 and 2002. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position and results of operations of the Company as of September 30, 2003 and for the periods then ended.

                         PRIMECORE MORTGAGE TRUST, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

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

                         PRIMECORE MORTGAGE TRUST, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

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

Income Taxes

Our taxable income differs from income measured in accordance with generally accepted accounting principles in the United States of America due to timing differences in the recognition of income from our ADC loans. For tax purposes, interest and points are accrued as income according to the terms of our loan contracts, but not recognized under generally accepted accounting principles in the United States of America until the contract has been paid through sale or refinancing of the secured property. We have, in the past, distributed Preferred Stock dividends monthly at a level sufficient to satisfy specified return targets for our investors. As a result, dividends paid were, in some years, in excess of taxable income. On July 17, 2003 our Board of Directors voted to suspend payment of dividends effective after payment of our August declaration.

On October 7, 2003 our Board of Directors voted to withdraw our REIT election effective with the tax year beginning January 1, 2004. The withdrawal of this election results in a loss of our ability to deduct the payment of dividends from our taxable income. However, because we will generate a large net operating loss from the disposition of assets in our portfolio, we can carry this net operating loss forward against future taxable income. Because of this net operating loss, we do not expect to be subject to federal corporate level tax during the next five years.

Net Loss Per Share of Common Stock

Per share amounts for our common stock are computed using the weighted average common shares outstanding during the period. Net loss used in the calculation is increased by declared dividends owed to preferred shareholders. There are currently no stock options or other dilutive common stock equivalents, and as a result, the basic and diluted weighted average common shares outstanding for the three and nine month period ended September 30, 2003 and 2002, are the same and are 100 shares.

Consolidation Policy

The consolidated financial statements include the accounts of Primecore Mortgage Trust and its wholly owned subsidiary, 99 Investors LLC. All intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation.

New Accounting Pronouncements

SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities

In April 2003, the FASB issued SFAS No. 149 (FAS 149), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (FAS149). FAS 149 amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of FASB Statement No. 133 (FAS 133), Accounting for Derivative Instruments and Hedging Activities. FAS 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The adoption of FAS 149 did not have a material impact on our financial condition and results of operations.

SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity

In May 2003, the FASB issued SFAS No. 150 (FAS 150), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This

                         PRIMECORE MORTGAGE TRUST, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

statement requires that (1) financial instruments issued in the form of mandatorily redeemable shares, (2) financial instruments that, at inception, represents an obligation to repurchase the issuer's shares or is an obligation indexed to the price of the company's shares, and (3) financial instruments that embody an unconditional obligation, or a conditional obligation for an instrument other than an outstanding share, that the issuer must or may settle by issuing a variable number of equity shares, be classified as liabilities if at inception the monetary value is based on (1) a fixed amount, (2) variations in something other than the fair value of the issuer's shares or (3) variations inversely related to the fair value of the issuer's shares. We adopted the required provisions of FAS 150 on July 1, 2003 and the adoption did not materially impact our financial statements.


3.   INVESTMENTS IN REAL ESTATE UNDER DEVELOPMENT:

We make ADC loans with maturity dates generally up to 18 months. The term of an ADC loan may be extended, when management deems it appropriate to do so. For financial reporting purposes, we account for our ADC loans as investments in real estate under development. Investments in real estate under development represent funds advanced in cash plus capitalized interest on arrangements in effect at any particular time. Since real estate under development generates no operating income, we do not accrue any income for financial reporting purposes until the sale to a third party or refinancing of a property by another lender. The income (interest and points) that we ultimately realize is based upon the value of the financed property and terms of the ADC loan. During the three months ended September 30, 2003 fixed contractual interest rates on ADC loans outstanding ranged from 11 percent to 17 percent. In the case of ADC loans on which the borrower defaulted under the terms of our lending contract, the interest rate charged during the period of default was an additional 5 percent over the note rate. In addition, we charged points on most ADC loans, which were typically 4 percent of the borrowed amount.

The following table summarizes our portfolio of ADC loans at September 30, 2003:


                                     Maturity       Commitment         Carrying
Location - County       Number          Dates           Amount           Amount
--------------------- --------- -------------- ---------------- ---------------

Alameda                      2    12/02-04/03    $   3,954,000    $   1,281,949
Marin                        7    08/01-12/03       39,425,000       17,558,492
Monterey                     3    12/02-12/03       25,025,000       15,784,808
San Francisco                2    03/02-06/03       12,950,000        4,109,517
San Mateo                    9    04/02-08/05       51,359,485       20,682,386
Santa Clara                  4    09/01-06/03       10,925,000        6,191,238
                      ---------               ----------------- ---------------

                            27                   $ 143,638,485    $  65,608,390
                      =========               ================= ===============

During the three months and nine months ended September 30, 2003, we capitalized $226,354 and $1,123,480 of interest costs to investments in real estate under development compared with $503,557 and $1,552,936 during the three months and nine months ended September 30, 2002.

We expect to fund commitments on existing ADC loans from the repayment of other ADC loans, proceeds from sales of REO properties or issuance of unsecured notes payable. As of September 30, 2003 our unfunded commitment was $19,089,414, exclusive of interest and points compared with $23,835,015 at December 31, 2002. We believe we will have adequate sources of capital to fund these commitments when and as they become due.

As of September 30, 2003, we had loans with a carrying amount of $3,513,053, which had not been paid by their stated maturity dates and which we do not intend to extend compared with $10,293,731 at December 31, 2002. These ADC loans accrue interest at the default rate, which is 500 basis points above the note rate. We may choose not to extend these contracts for a variety of reasons.

                         PRIMECORE MORTGAGE TRUST, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Additionally, at September 30, 2003, we had recorded notices of default on loans with a carrying amount of $27,157,790 compared with $18,886,100 at December 31, 2002. Recording a notice of default begins the process of foreclosure. All ADC loans for which a notice of default has been recorded are charged interest at the default rate which interest will be collected upon repayment of the ADC loan assuming there are sufficient proceeds. Recording a Notice of Default is our last resort and usually is done only in cases where we believe that the builder cannot or will not perform its obligations.

During the three months and nine months ended September 30, 2003, we charged $1,770,336 and $9,227,547 to operations for ADC loans we believe are impaired compared with $550,984 and $1,945,042 during the three months and nine months ended September 30, 2002, respectively.

4. INVESTMENT IN REAL ESTATE HELD FOR SALE:

As of September 30, 2003, we held title to 14 properties received through foreclosure or by deed in lieu of foreclosure.

The following table summarizes investments in real estate held for sale at September 30, 2003:
                                                                 Carrying
County                                          Number             Amount
------------------------------------------------------- ------------------

Alameda                                              1        $   210,127
Marin                                                2          3,658,671
San Francisco                                        3          3,382,877
San Mateo                                            2          7,263,590
Santa Clara                                          6         21,544,232
                                            ----------- ------------------
         Total                                      14      $  36,059,497
                                            =========== ==================

We report these properties at the lower of their existing carrying amount or net realizable value and they are in various stages of construction. The properties will be sold in the manner which we believe maximizes their value to us. During the three months and nine months ended September 30, 2003, we capitalized $96,559 and $330,674 of interest costs to investments in real estate held for sale that were still under construction compared with $108,665 and $207,404 during the three months and nine months ended September 30, 2002.

Additional funds will be required to complete certain investments in real estate held for sale. We will fund these costs from the repayment of other ADC loans, proceeds from the sale of REO properties or issuance of unsecured notes payable. As of September 30, 2003, our estimated costs to complete these investments was $8,809,783 compared with $15,320,528 at December 31, 2002.

During the three months and nine months ended September 30, 2003, we charged $438,239 and $6,911,886 to operations for impairments on Investments in Real Estate Held For Sale compared with none during the three months and nine months ended September 30, 2002.

5.   UNSECURED NOTES PAYABLE:

We had unsecured borrowings of $6,071,404 at September 30, 2003 on notes issued to accredited investors through private placements compared with $14,095,017 at December 31, 2002. These notes have varying maturities of up to two years from the date of issuance and bear interest at fixed rates between 8.50 and 12.00 percent with interest payable monthly in arrears. We may repay these notes, without penalty, at our option before their stated maturity.
Included in our unsecured notes payable is $280,000 owed to one of our directors at September 30, 2003 compared with $150,000 at December 31, 2002. One note for $150,000, bears interest at 10%, was issued for a two-year term and matures on June 28, 2004. The second note for $130,000, bears interest at 8.50% was issued for a three-year term and matures on May 29, 2006.

Additionally, at September 30, 2003, we had $75,739 due on notes payable to financial institutions to finance the cost of our insurance policies compared with $181,912 at December 31, 2002. The note bears interest at 8.77% and requires monthly payments $11,138.

                         PRIMECORE MORTGAGE TRUST, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

The following table summarizes the maturities of our notes payable at September 30, 2003:


                December 31,                     Amount
                --------------------    ----------------

                2003                       $  2,835,890
                2004                          2,931,253
                2005                            250,000
                2006                            130,000
                                        ----------------
                Total                      $  6,147,143
                                        ================


6.    SECURED NOTES PAYABLE:

At September 30, 2003 we owed $3,185,000 under a note payable, payable to a financial institution secured by real property we own, compared with $7,993,000 at December 31, 2002. The note bears interst at 5.0%, requires monthly interest only payments of $11,944 and matures May 1, 2030.

7.   Secured Line of Credit

At September 30, 2003 we had retired our secured line of credit which balance was $14,431,132 at December 31, 2002. The line was fully repaid on September 7, 2003

8.   SHAREHOLDERS' EQUITY

We have authorized 50,000,000 shares of capital stock with a $0.01 par value; 40,000,000 shares are designated Class A Convertible Preferred (Preferred Stock), and 10,000,000 shares are designated as common. At September 30, 2003, there were 100 shares of common stock outstanding.

The 22,481,373 and 22,496,804 shares of Preferred Stock outstanding as of September 30, 2003 and December 31, 2002, respectively, rank senior to our common stock as to dividends and liquidation rights. The shares are convertible into, and have voting rights equal to, the same number of shares of our common stock. We will not pay any dividends to the holders of the common stock so long as any Preferred Stock is outstanding.

Preferred Stock dividends and distributions were $0.12 and $0.47 per share (based on weighted average preferred shares outstanding of 22,487,371) for the three months and nine months ended September 30, 2003 compared with $0.26 and $0.79 per share (based on weighted average preferred shares outstanding of 22,369,356 and 22,058,891) for the three months and nine months ended September 30, 2002. On July 16, our Board of Directors voted to suspend payment of return of capital dividends after the payment of August dividends, which was made on September 7, 2003.

Holders of our Preferred Stock do not have a right to redeem their shares. Our Board of Directors has adopted a stock redemption policy for Preferred shareholders who wish to sell their shares to us. The policy may be modified or terminated at the Board's discretion at any time. Effective February 12, 2003, the Board of Directors implemented a new redemption policy for shareholders who wish to sell their shares to us. Under this policy we will repurchase shares, at fair market value, as determined by our Board of Directors, utilizing 25% of "free cash flow" for such purposes. "Free cash flow" means the total of all proceeds from repayments of loans and all net proceeds from the sale of real-estate-owned properties in the Company's portfolio during a Repurchase Period, and then subtracting from such total amounts due during the same period for (i) existing loan commitments, (ii) debt payments to third parties, (iii) dividend or other distributions to shareholders, and (iv) operating expenses. The periods between October 1 and March 31 of the following year, and April 1 and September 30 are each a "Repurchase Period" for the purposes of calculating "free cash flow," except that the first Repurchase Period under the policy ran

                         PRIMECORE MORTGAGE TRUST, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

from January 1, 2003 through March 31, 2003. Redemption of shares is always subject to availability of funds for redemption purposes. All redemption requests will be determined and acted upon in accordance with the best interests of the Company. We will not sell or otherwise liquidate any portion of our mortgage loan portfolio or other assets to fund a redemption request

We have sold stock through private placement, five of which have closed since our inception, resulting in issuance of 26,161,438 shares at $10.00 per share. We have used the proceeds from issuance of our Preferred Stock primarily to fund additional ADC loans and also for working capital purposes. As of September 30, 2003 we did not have an active private placement.

9.   TRANSACTIONS WITH AFFILIATES:

Management Fees

 Our day-to-day business affairs are managed, pursuant to a written agreement by Primecore Funding Group, Inc. The agreement generally provides that the fees our manager earns will be based on three components: a base fee, determined monthly, of 3.125% per annum of the total carrying amount of our investments in real estate, determined according to US GAAP; a cash flow bonus, determined quarterly, payable only upon achieving certain levels of loan repayments; and a rate of return bonus, determined quarterly, which is payable only upon achieving certain income per share returns for holders of Preferred Stock.

During the three and nine months ended September 30, 2003 our Manager earned a cash flow bonus of $39,940. Of the amount earned, $27,958 was used to repay the Manager's obligation under the Affilate Loan Agreement.

Payable to Manager

We owed $301,316 to our Manager at September 30, 2003 for fees earned in September 2003 and reimbursable expenses compared with $669,480 payable December 31, 2002. The amounts payable to our Manager are typically paid during the following month.

Real Estate Sales Commissions

We paid real estate sales commissions of $489,900 and $725,500 during the three months and nine months ended September 30, 2003 to Primecore Properties, Inc., an affiliate, compared with $40,200 and $88,500 during the three months and nine months ended September 30, 2002. The commissions were paid for services provided by Primecore Properties under listing agreements to sell property acquired by us through foreclosure or deed in lieu of foreclosure. Under the listing agreements, Primecore Properties, Inc. has agreed to charge us a below-market commission rate in connection with their services. Primecore Properties, Inc. only provides services in those geographic areas where it normally practices; in other areas, we list the sale of our real estate owned properties with unaffiliated brokers.

10.   COMMITMENTS AND CONTINGENCIES:

Litigation

We are involved in legal actions arising in the normal course of our business. We are not presently subject to any material litigation nor, to our knowledge, is any litigation threatened against us which collectively is expected to have a material adverse effect on our cash flows, financial condition or results of operations.

Construction Contracts

In connection with our development of investments in real estate held for sale, we have entered into contracts with construction companies totaling $2,432,623 to complete these projects where necessary. We will make payments on these contracts as construction progresses in much the same manner we do for our investments in real estate and investments in real under development by affiliates.

                         PRIMECORE MORTGAGE TRUST, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Our material financial transactions have been acquiring and holding a portfolio of construction mortgage loans. Statements contained in this Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Form 10-Q, which are not historical facts, may be forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Investors are cautioned not to attribute undue certainty to these forward-looking statements, which speak only as of the date of this Form 10-Q. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events, other than as required by law.
Overview

We are primarily engaged in the business of providing secured loans for the development of residential real estate. The business has been active in its current form since 1999 and related business activities that preceded the formation of the corporation began in 1996. Officers and employees of the Company and its Manager have substantial experience in real estate and real estate lending matters.

On October 7, 2003 our Board of Directors voted to revoke our REIT status effective with the tax year beginning January 1, 2004. In making this decision the board considered the following factors: (1) We project that we will have a net operating loss which can be used to offset taxable income in the future and thereby avoid corporate level tax; (2) By revoking our REIT status we will be free of restrictions that apply to our investments and which potentially limit the rate of return we can achieve on them; (3) federal tax legislation adopted in 2003 caps an individual's maximum taxable rate for corporate dividends at 15% but does not apply to REIT dividends. Therefore, income dividends distributed by us if we remained a REIT would be taxable at maximum personal income tax rates rather than at the 15% rate paid by non-REIT corporations.

    Our strategy targets the needs of small and medium-sized developers who are actively building single-family and smaller multi-family housing units in high demand residential areas. Several characteristics of this target customer base and residential housing market have been vital to our business model:

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

3. The greater San Francisco Bay Area and specifically the mid-peninsula region, includes numerous cities, towns and neighborhoods that exhibit attractive residential housing characteristics. This region has a large and diverse economy developed in a geographically constrained area. Most residential housing locations have been fully developed for decades and yet a chronic shortage of housing perpetually exists in proximity to employment opportunities. New housing built in this region on either the few remaining undeveloped lots or on lots formerly occupied by older housing has historically, excluding exceptional economic downturns, enjoyed strong demand and relatively stable high values.

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

Our business model contemplates making ADC loans and mezzanine loans secured by residential real estate as well as real estate equity investments. We have, in the past, sought to accomplish a gross yield of approximately 16% on our loans.

However, the Bay Area economy has endured an unprecedented slowdown beginning approximately 2001. This was driven first by a reversal of the rapid expansion of the technology and telecommunications industries in which Silicon Valley companies play a leading role. Then, the general economic slowdown, and the slowdown in real estate activity, experienced in the United States and Europe following terrorist attacks in the fall of 2001, the war in Iraq further exacerbated this economic slowdown.

While some residential real estate in the region has generally continued to enjoy strong demand despite the economic downturn, projects in the locations and price ranges we funded were hard hit. In particular, housing with prices in excess of $2.5 million experienced a significant slow down in sales volume and unprecedented valuation declines. Prior to and during 2000, we made a significant number of ADC loans for the development of such housing units. As of January 1, 2003, 66% of the estimated collections from our investments were invested in properties with estimated sale prices greater than $2.5 million per unit. These properties have been selling slower than anticipated, and in a number of cases have been sold at substantially lower prices than contemplated when the ADC loans were made. During 2003 and 2004, additional non-performing ADC loans and foreclosed properties that we now own ("REO") must be liquidated. We expect continued lower than expected revenues during this liquidation period. As non-performing investments are completed and sold, new investments will be made with the intent to yield attractive rates of return.

Results of Operations

Income from Real Estate Investments

Our business model targets a 16% gross rate of return on these funds. Although we charge our borrowers for the use of our money, we typically do not actually collect principal, interest or fees until the financed property has sold or is refinanced by a third party lender. We also do not generally have recourse to other borrower assets, so we must usually rely on the value of the securing property to support repayment of our loan plus accrued interest. We calculate the gross internal rate of return for our closed investments based on the discounted present value of the investment cash flows on an investment-by-investment basis. Our target yield is 16%. The chart below depicts the two-year average yield on our investments. We use a two-year average because it fairly closely corresponds with the average term of our investments.




                                [GRAPHIC OMITTED]




The chart shows the effects the economic downturn has had on the yield of our closed investments. The two-year average yield from our investments during the three and nine months ended September 30, 2003 was 4.73% and 6.72% compared with 14.31% and 14.99% during the three and nine months ended September 30, 2002. The decrease resulted mainly from our inability to collect the amounts we had estimated on the loans we made in 1999 and 2000. As we continue to close ADC loans and REO properties in our portfolio that were made in 1999 and 2000, we expect the two-year average yield will continue to decrease. As we use the proceeds from these investments to make new loans we anticipate the average yield will begin to move toward our target yield, however, because the yield reflects data from closed investments and our investment cycle is typically two years, we do not expect to observe this upward trend until the end of the investment cycle.

The following table sets forth our proforma results of operations for the three and nine months ended September 30, 2003 if we recognized accrued income on our performing ADC loans during the period the income was accrued and not when we receive repayment of the ADC loan. This information is not required disclosure and is not intended to present our results of operations in conformity with Generally Accepted Accounting Principles in the United States of America. Because our basis of presentation under US GAAP does not allow for recognition of accrued interest and points from the ADC loans in our investment portfolio, we are unable to reflect accrued interest and fees during the same period we report expenses in our GAAP finanical statements. This proforma presentation reports the estimated collectible revenues in the same period with the expenses incurred to collect it. In this presentation we recognize income from our ADC loans as it is accrued but only to the extent that we believe the value of the underlying property supports collection. We include interest expense on our obligations as an expense rather than capitalizing it to the ADC loans. We also recognize charges to income for any changes in net realizable value that affect the collectibility of our ADC loans.

                                                                    Three months        Nine months
                                                                           ended              ended
                                                              September 30, 2003      September 30,
                                                                                               2003
                                                              ------------------- ------------------
Proforma income from real estate loans and ADC loans                 $   616,017     $    4,786,781
Proforma expenses
   Management fee expense                                                896,095          3,120,171
   Interest expense                                                      322,913          1,454,155
   General and administrative expense                                    529,883          1,173,069
                                                              ------------------- ------------------
     Total proforma expenses                                           1,748,891          5,747,395
                                                              ------------------- ------------------
       Proforma loss from operations                                  (1,132,874)          (960,614)
       Proforma loss on ADC loans and REO properties                  (2,734,888)       (32,348,706)
                                                              ------------------- ------------------
     Proforma net loss                                                (3,867,762)       (33,309,320)
                                                              ------------------- ------------------
     Proforma loss per share of preferred stock (based on
        weighted average shares outstanding of  22,457,956
        and 22,484,152                                               $     (0.17)       $     (1.48)
                                                              =================== ==================

During the three and nine months ended September 30, 2003 we funded approximately $2.7 millionin new investments. At September 30, 2003 we had performing ADC loans totaling $20.4 million, including the $2.7 million in new investments. We accrued interest of $616,017 and $4,786,781 on performing ADC loans during the three and nine months ending September 30, 2003. Performing ADC loans are ADC loans which accrue interest and have estimated net realizable values which support collection of the ADC loan balance, including accrued interest.

Our management fee expense, interest expense and general and administrative expenses results are the same amounts shown in our US GAAP statement of operations and the results are discussed below.

Proforma loss on investments result from adjustments to our estimates of net realizable value or from actual results which were less than our net realizable value estimates. We recognized a proforma loss on investments of $2,734,888 and $32,348,706 for the three and nine months ended September 30, 2003. Approximately $2.4 million of the $2.7 million proforma loss during the three months ended September 30, 2003 resulted from changes in values we ascribed to properties resulting from changes in our planned disposition of the properties. Most of the approximately $32.3 million proforma loss recognized during the nine months ended September 30, 2003 resulted from the revaluation of most of the high end properties in our portfolio in June 2003. As we discussed in our June 30, 2003 10-Q the information we used to determine the net realizable values of our investments prior June 2003 had been taken from the few sales of high-end properties in the middle and later months of 2002. The prices received from high-end properties in our portfolio were significantly lower than our estimates.

Realizable Value of Investments

For financial statement purposes, we do not report as income the amount of interest and points we charge to borrowers until we collect it. Because we have a contractual right to receive it, the amount of interest and points we charge borrowers is added to the balance due on our ADC loans. As the values of the collateral supporting payment of our ADC loans have declined, the collectibility of our accrued interest and points has, in many cases, become doubtful. Management includes the amount of collectible interest and points we are entitled to receive when it sets dividend rates and prices for selling and redeeming our stock. The information presented below summarizes that analysis and reconciles the differences between the carrying values under US GAAP and the estimated realizable value (NRV) of our investments.

                                         September 30,2003   December 31, 2002
                                         ------------------- -----------------
Investments in real estate under
   construction                               $  65,608,390      $ 101,141,515
Investments in real estate held for sale         36,059,497         44,510,168
                                         ------------------- -----------------
Total investments in real estate per US
   GAAP                                         101,667,887        145,651,683
Add:   GAAP impairments                          23,692,658         18,753,706
       Accrued interest and points               50,760,152         64,337,376
Less:  Capitalized interest                      (5,816,309)        (6,566,481)
                                         ------------------- -----------------
Balance owed on real estate investments         170,304,388        222,176,284
Amount estimated uncollectible                  (56,556,843)       (43,875,448)
                                         ------------------- -----------------
Estimated realizable value of investments
   in real estate (NRV)                       $ 113,747,545      $ 178,300,836
                                         =================== ==================

NRV represents our current estimate of the amount of proceeds we expect to receive once our investment is completed and ready for sale. The estimate relies on a number of assumptions including the expected value of the investment once completed, less applicable selling costs, the remaining costs required to complete projects and the length of time required to complete the project. Many factors, some outside our control, can cause changes in these estimates and produce significantly different results.

Stock Redemption Price

Our Preferred Stock does not trade on any secondary market. Accordingly, we have established a repurchase policy to provide liquidity to our shareholders. The Board has determined that the repurchase price of the stock should be determined with reference to the NRV of our assets.

The following calculation established the repurchase price of our stock at September 30, 2003 and December 31, 2002 for purposes of our Redemption Policy only:


                                      September 30, 2003   December 31, 2002
                                      ------------------- ------------------
Cash                                         $   784,942       $  4,394,107
NRV of investments in real estate            113,747,545        178,300,836
Loans secured by real estate                          --          4,695,000
                                      ------------------- ------------------
Total realizable assets                      114,532,487        187,389,943
Total liabilities                             (9,897,517)       (38,639,018)
                                      ------------------- ------------------
Net realizable assets                        104,634,970        148,750,925
Preferred shares outstanding                  22,381,473         22,496,804
                                      ------------------- ------------------
Preferred Stock repurchase price             $      4.68         $     6.61
                                      =================== ==================


The Preferred Stock repurchase price is determined for the sole purpose of satisfying the provisions of our Redemption Policy and is not meant to establish the fair market value of our Preferred Stock. The fair market value of our stock can only be determined through a free market of buyers and sellers. The repurchase price is also not meant to represent the amount which would be obtained for a share of Preferred Stock upon liquidation of the company. The repurchase price uses estimates of future completed values which cannot be assured; does not discount for the period it would take to complete our ADC Loans and REO properties; and does not factor in administrative costs or potential future revenues collectible.

The following table details the changes to our Preferred Stock repurchase price for the nine months ended September 30, 2003:


Repurchase price at December 31, 2002                                   6.61
Proforma loss per share                                                (1.48)
Preferred stock distributions                                          (0.47)
Discount on redemption of Preferred Stock                               0.02
                                                          -------------------
Repurchase price at September 30, 2003                                  4.68
                                                          ===================

Management fees

During the three and nine months ended September 30, 2003 our management fee expense was $856,155 and $3,080,231 compared with $2,438,338 and $7,546,893 during the three and nine months ended September 30, 2002. The decrease is due to an amendment of the management agreement which became effective January 1, 2003. The agreement generally provides that the fees our manager earns will be based on three components: a base fee, determined monthly, of 3.125% per annum of the total carrying amount of our investments in real estate, determined according to US GAAP; a cash flow bonus, determined quarterly, payable only upon achieving certain levels of loan repayments; and a rate of return bonus, determined quarterly, which is payable only upon achieving certain income per share returns for holders of Preferred Stock. Prior to January 1, 2003, we paid management fees based on the amount of loan commitments outstanding at the end of each month.

During the three and nine months ended September 30, 2003 our Manager earned a cash flow bonus of $39,940. Of the amount earned, $27,958 was used to repay the Manager's obligation under the Affiliate Loan Agreement.

Interest costs

Since December 31, 1999, all interest costs have been capitalized as a cost of our investments. Interest cost associated with our borrowings was $322,913 and $1,454,155 during the three and nine months ended September 30, 2003, compared with $616,988 and $1,949,086 during the three and nine months ended September 30, 2002. The decrease in interest costs for the three months ended September 30, 2003 compared to the three months ended September 30, 2002 was due to a lower amount of debt on our balance sheet, an average of $14.7 million during the three months ended September 30, 2003 compared to an average of $28.7 million for the three months ended September 30, 2002. The cost of our debt increased slightly to an average of 9.14% from 8.40% during the same period as we paid down our lower cost secured debt faster than our unsecured notes. Our interest cost also decreased during the nine months ended September 30, 2003 compared with the nine months ended September 30, 2002 due to a combination of a decrease in the average amount of debt outstanding, $23.6 million during the nine months ended September 30, 2003 compared with $28.4 million during the nine months ended September 30, 2002. The cost of our debt also decreased to 8.43% from 9.32% during the same period as a result of the decrease the borrowing costs associated with our secured debt tied to the prime rate and through extensions and renegotiations of our unsecured notes. We expect to continue to reduce debt as we receive payments from our ADC loans and REO properties. We also paid off our secured line of credit in full on September 7, 2003.

General and administrative expenses

We have no employees, and our general and administrative and other expenses consist primarily of professional fees, directors' fees and insurance costs. General administrative and other expenses were $529,883 and $1,173,069 during the three and nine months ended September 30, 2003, compared with $117,001 and $285,358 during the three and nine months ended September 30, 2002. The increased costs of approximately $413,000 during the three months ended September 30, 2003 compared to the three months ended September 30, 2002 resulted from increased legal fees of approximately $113,000 associated with protecting our security interests in our investments and costs of approximately $300,000 associated with ownership and disposition or our REO properties. The increased costs of approximately $888,000 during the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002 resulted from increased legal costs of approximately $129,000 associated with protecting our security interests in our investments; increased insurance costs associated of approximately $180,000 with our ownership of our REO properties; and increased costs of approximately $450,000 associated with ownership and dispostition or our REO properties. Additionally, the cost of our quarterly reviews and annual audits increased by approximately $74,000 due to additional procedures performed by our new auditors necessary to comply with new regulatory requirements. Finally, we incurred additional expenses of approximately $54,000 for professional services associated with appraisal of our investments and services necessary to seek additional financing.

Liquidity and Capital Resources

Liquidity means the need for, access to and uses of cash. Our principal demands for liquidity are cash for operations, funds that are required to satisfy obligations under existing loan commitments, management fees, interest expense associated with our indebtedness and debt repayments. In the near term, our principal sources of liquidity are the repayments of our real estate investments and funds received from issuance of unsecured notes payable.

Sources of cash

Investment repayments

Our largest source of liquidity is the repayment of our investments in real estate. In most cases, we must rely on the sale of the project before we can collect our investment, which means that our repayment is largely dependent on the state of the real estate market. As discussed above in Results of Operations, at December 31, 2002 approximately 66% of the estimated proceeds from our investments were invested in properties expected to sell at prices over $2.5 million.

Sales of properties in the $2.5 million and over sector were very slow during the first five months of 2003 during which we received no payments from our high end investments. However, from June through September 2003 we received repayment of approximately $25.6 from six investments which sold at prices over $2.5 million. During the nine months ended September 30, 2003, we received loan repayments, including income, of approximately $59.6 million. Of the total payments received, approximately $25.6 represented proceeds from properties which sold at prices at $2.5 million or more. As a result, the weighting of investments in our portfolio expected to sell at prices of $2.5 million and over increased to approximately 72% at September 30, 2003.

The chart below depicts the amount of proceeds we expect to collect from our existing investments once they have sold or refinanced. The bars of the graph categorize the proceeds by the price sector of the underlying property.

                               [GRAPHIC OMITTED]











The chart shows that we estimate we will collect approximately $35 million in proceeds from ADC loans and REO properties which were complete and on the market as of September 30, 2003. Of that approximately $16 million represented ADC loans and REO properties valued at less than $2.5 million per unit. We expect an additional $3 million in estimated proceeds from ADC loans and REO properties valued at less than $2.5 million to complete construction within the next three months. We expect properties with offer prices under $2.5 million to sell in three to six months if the property is well priced, based on existing market conditions. Sales of properties in this price sector have remained fairly stable and the cash flow we expect from them has been fairly reliable.

At September 30, 2003 we had approximately $19 million in estimated proceeds from ADC loans and REO properties valued at $2.5 million or more, which were complete and on the market. We expect an additional $19 million in estimated proceeds from ADC loans and REO properties valued at $2.5 million or more to be completed within the next three months. For properties with offer prices exceeding $2.5 million, we expect six months to one year for the property to sell if it is well priced. These properties have been the most difficult to sell or refinance during the last 18 months and we currently expect that to continue.

Because a single loan repayment can have a large impact on our repayment projections, it is difficult to predict repayments with precision, especially as construction and sales can be delayed due to factors beyond our control, such as weather, borrower delays, and lengthy foreclosure or borrower bankruptcy proceedings Currently, we believe we will have sufficient funds from the repayment of our ADC Loans and REO properties to meet our obligations over the next twelve month period.

Stock sales

In the past, our liquidity has been enhanced through sales of our Preferred Stock which was sold through private placements. We currently do not have an active private placement and do not expect to open a new one until we have liquidated a substantial part of our existing investment portfolio and reinvested the proceeds in new projects.

Issuance of unsecured notes payable

We issue a limited amount of short-term notes payable as an investment alternative to our Preferred Stock. During the three and nine months ended September 30, 2003 we issued $0 and $380,000 in unsecured notes payable compared with approximately $3.1 million and $4.0 million issued during the three and nine months ended September 30, 2002.

Uses of Cash

The following table sets forth the projected timing and amount of our obligations:

                                                                        2005
                                 Total        2003         2004   and beyond
                          ------------- ----------- ------------ ------------

 Investment fundings        31,668,000    7,000,000   24,668,000          --
 Secured note payable        3,185,000           --           --   3,185,000
 Unsecured notes payable     6,147,143    2,835,890    2,931,253     380,000

Investment fundings

Investment fundings are the largest use of our cash. At September 30, 2003 we estimated costs to complete our investments were $31.7 million. These amounts will be funded as construction progresses on our investments. The exact timing of the investment fundings is dependent on several factors including weather, governmental regulation and developer related issues, so the timing of investment fundings in the above table is an estimate based on information available to us at this time. Additionally, we expect the amount of actual investment fundings to be higher than our obligation existing at September 30, 2003 as we continue to make and fund new loan commitments in 2003 and beyond.

Secured notes payable

Our secured note payable is secured by a first deed of trust on a property we own. Monthly interest payments of $11,944 are required and the note matures in 2030. The note contains a due on sale provision and will be repaid once the property is completed and sold.

Unsecured notes payable

At September 30, 2003 we had approximately $6.1 million in unsecured notes payable, approximately $2.8 million of which will mature in 2003.

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

During the nine months ended September 30, 2003 we made payments to shareholders totaling $346,442 for repurchase of shares. Based on current cash flow projections, we believe that the unpaid balance allocated for stock repurchases at March 31, 2003 will be paid during the three months ended December 31, 2003. The following table sets forth the determination and allocation of Free Cash Flow to be made available for repurchase of stock on November 30, 2003 in accordance with our Redemption Policy:

                                                    Six months
                                                         Ended
                                            September 30, 2003
                                            -------------------
Cash flow from operations                          $ 2,014,408
Cash flow from investing activities                 24,681,827
Repayments of unsecured notes payable               (5,889,683)
Repayments of secured notes payable                 (4,508,000)
Repayments of secured line of credit                (7,595,559)
Dividends and distributions                         (7,869,111)
                                            -------------------
Total "free cash flow"                                 833,882
Repurchase percentage                                       25%
                                            -------------------
Funds allocated for stock repurchase                $  208,471
                                            ===================

We currently believe that there will be sufficient cash available to repurchase shares with the allocated funds on November 30, 2003.

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

Valuation and Realizability of Investments. All of our ADC loans are classified for financial reporting purposes as investments in real estate under development or investments in real estate under development by affiliates (see Notes 3 and 4 to the financial statements). We have foreclosed on some ADC loans that are classified as investments in real estate held for sale (Note 5). Such investments include capitalized interest and are stated at the lower of cost or fair value. Management conducts a review for impairment on an investment-by-investment basis whenever events or changes in circumstances indicate that the carrying amount of an investment may not be recoverable. Impairment is recognized when estimated expected future cash flows (undiscounted and without interest charges), typically from the sale of a completed property, are less than the carrying amount of the investment, plus estimated costs to complete. The estimation of expected future net cash flows is inherently uncertain and relies to a considerable extent on assumptions regarding current and future economics and market conditions. If, in future periods, there are changes in the estimates or assumptions incorporated into the impairment review analysis, the changes could result in an adjustment to the carrying amount of the investments. To the extent an impairment has occurred, the excess of the carrying amount of the investment over its estimated fair value, less estimated selling costs, will be charged to income. In accordance with this policy, we recorded a provision for impairment of Investments in Real Estate Under Development and Investments in Real Estate Held For Sale totaling $2,208,575 and $16,577,672 during the three and nine months ended September 30, 2003 compared with $7,992,171 and $9,465,487 during the three and nine months ended September 30, 2002, respectively. We believe that all of our investments are carried at the lower of cost or fair value, however conditions may change and cause our ADC loans and REO properties to decline in value in a future period.

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

REIT status and taxation. As a REIT, we generally will not be subject to corporate-level federal income tax on net income that we distribute to our shareholders. As such, no provision for federal income taxes is included in our financial statements. On October 7, 2003 our Board of Directors voted to withdraw our REIT election effective with the tax year beginning January 1, 2004. In making this decision the board considered the following factors: (1) We project that we will have a net operating loss which can be used to offset taxable income in the future and thereby avoid corporate level tax; (2) By revoking our REIT status we will be free of restrictions that apply to our investments and which potentially limit the rate of return we can achieve on them; (3) federal tax legislation passed in 2003 caps the taxable rate for corporate dividends at 15% but does not apply to REIT dividends. Therefore, any income dividends distributed by us as a REIT would be taxable at maximum personal rates rather than at the 15% rate paid by non-REIT corporations.

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

ITEM 4.   CONTROLS AND PROCEDURES.

We carried out an evaluation, under the supervision of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. These disclosure controls and procedures are those controls and procedures which are designed to ensure that all the information required to be disclosed by the Company in all its periodic reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified by the Commission and that the information is communicated to the Chief Executive Officer, the Chief Financial Officer and the Board of Directors on a timely basis. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have each concluded that those controls and procedures were effective in making known to them, on a timely basis, the material information needed for the preparation of this Report on Form 10-Q. There were no significant changes in the Company's internal controls or in other factors that could significantly affect those internal controls nor did we find any significant deficiencies and material weaknesses that would have required corrective actions to be taken with respect to those controls.

                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

We are not presently subject to any material litigation nor, to our knowledge, is any litigation threatened against us which collectively is expected to have a material adverse effect on our cash flows, financial condition or results of operations.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

(a) Not Applicable.

(b) Not Applicable.

(c) Sales of Equity Securities.

     Between January 1, 2003 and September 30, 2003, we sold 235 shares of our Class A Convertible Preferred stock for $1,499.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

Exhibits included with this Form 10-Q following the signature page, or those incorporated by reference to other filings are:

3i.1 Articles of Incorporation of the Company are hereby incorporated herein by reference from Exhibit 3(i) to the Company's Registration Statement on Form 10-12G, filed on April 28, 2000

3i.2 Articles Supplementary of the Company are hereby incorporated herein by reference from Exhibit 99.1 to the Company's Registration Statement on Form 10-12G, filed on April 28, 2000

3ii.1 Bylaws, Amended March 21, 2000 are hereby incorporated herein by reference from Exhibit 3(ii) to the Company's Registration Statement on Form 10-12G, filed on April 28, 2000

3ii.2 Bylaws, Amended March 1, 2001 are hereby incorporated herein by reference from Exhibit 3ii.2 to the Company's Annual Report on Form 10-K, filed on March 30, 2001

4.1 Specimen Stock Certificate is hereby incorporated herein by reference from Exhibit 99.2 to the Company's Registration Statement on Form 10-12G filed on April 28, 2000

4.2 Registration Rights Agreement is hereby incorporated herein by reference from Exhibit 4.1 to the Company's Registration Statement on Form 10-12G, filed on April 28, 2000

4.3 Founder's Registration Rights Agreement is hereby incorporated herein by reference from Exhibit 4.2 to the Company's Registration Statement on Form 10-12G, filed on April 28, 2000

10.1 Management Agreement dated March 30, 1999 is hereby incorporated herein by reference from Exhibit 10 to the Company's Registration Statement on Form 10-12G, filed on April 28, 2000

10.2 Management Agreement dated October 1, 2000 is hereby incorporated herein by reference from Exhibit 10.2 to the Company's Annual Report on Form 10-K, filed on March 30, 2001

11.1   Statement regarding computation of per share earnings

31.1   Rule 13a-14(a)/15d-14(a) Certification

31.2   Rule 13a-14(a)/15d-14(a) Certification

32.1   Section 1350 Certification

32.2   Section 1350 Certification

(b)      Reports on Form 8-K

The Company filed a report on form 8-K July 21, disclosing the text of the Company's new policy to suspend the payment of return of capital dividends.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   November 14, 2003              /s/ SUSAN FOX
                                        -------------
                                        Susan Fox, President


Dated:   November 14, 2003              /s/ MICHAEL RIDER
                                        -----------------
                                        Michael Rider, Chief Financial Officer