Form 10-K
period 2003-12-31
PRIMECORE MORTGAGE TRUST INC
filed 2004-04-14
CIK 1086670

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                          ---------------------------
                   FORM 10-K Annual Report Pursuant to Section
           13 or 15(d) of the Securities Exchange Act of 1934 For the
                       Fiscal Year Ended December 31, 2003
                          ---------------------------
                         PRIMECORE MORTGAGE TRUST, INC.
             (Exact Name of Registrant as Specified in its Charter)

                    Maryland                           94-3324992
        (State or other jurisdiction of             (I.R.S. Employer
         incorporation or organization)            Identification No.)

                                99 El Camino Real
                              Menlo Park, CA 94025
                         (Address of principal offices)
                                 (650) 328-3060
              (Registrant's telephone number, including area code)
                          ---------------------------
             Securities registered under Section 12(b) of the Act:
                                      None
          Securities registered pursuant to Section 12(g) of the Act:
         Class A Convertible Preferred Stock, par value $0.01 per share
                                (Title of class)

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

--------------------------------------------------------------------------------

This Annual Report on Form 10-K of Primecore Mortgage Trust, Inc. (the "Company") contains forward-looking statements. All statements other than statements of historical fact may be forward-looking statements. These include statements regarding the Company's future financial results, operating results, business strategies, projected costs and capital expenditures, products, competitive positions, and plans and objectives of management for future operations. Forward-looking statements may be identified by the use of words such as "may," "will," "should," "expect," "plan," anticipate," "believe," "estimate," "predict," "intend" and "continue," or the negative of these terms, and include the assumptions that underlie such statements. The Company's actual results could differ materially from those expressed or implied in these forward-looking statements as a result of various risks and uncertainties, including those set forth in the section entitled "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations." All forward-looking statements in this report are based on information available to the Company as of the date hereof and the Company assumes no obligation to update any such statements.

The following information should be read in conjunction with the Financial Statements and notes thereto included in this Form 10-K.

                                     PART I

ITEM 1.  BUSINESS.

Business Focus and Strategies

Organized in 1999 as a real estate investment trust or "REIT," we make and fund development and construction loans to developers of residential real estate. We generally invest in for-sale single-family or multi-family subdivision projects, which are typically structured as construction loans, mezzanine loans, or equity investments. To date, all of our investments have been made in Northern California; however, we plan to seek investment opportunities in other areas of California and neighboring states. We do not engage in any foreign operations or derive any revenue from foreign operations, and do not intend to do so in the future. As of January 1, 2004, we elected to withdraw our election of REIT taxation status.

Most loans are written with maturity dates of up to 18 months, which dates may be extended when deemed to be in the Company's best interests. All construction loans are secured by recorded first deeds of trust on the property being developed, and title insurance protecting the position of our deeds of trust is always a condition to making a loan. Investments, other than construction loans, may be evidenced by a second deed of trust securing a mezzanine loan, or an ownership interest in the development entity. As part of the acquisition of a particular loan, or through a foreclosure we may acquire an equity interest in the real property securing the loan in the form of a shared appreciation interest or other equity participation. We also may invest our funds directly in real property, if in the opinion of our Board of Directors it is in our best interest.

All approved investments are subject to detailed loan documentation that has been formulated by legal counsel for our specific purposes. In addition, our Board of Directors has implemented specific guidelines for the making of loans and investments. All construction loans provide for monthly payments of interest only and a payment of principal in full at the end of the loan term. In accordance with our loan documents, we generally advance the monthly interest payments out of available loan proceeds, although our loan documents provide us with a right not to advance or to cease such payments should it be determined that conditions require such actions. Loan fees, if charged, are typically advanced out of the loan proceeds with the initial loan advance. Generally, our loans require the borrower to make a "balloon payment" equal to the principal amount, advanced interest and fees upon maturity of the loan. The loan maturity date is the date of sale of the underlying real estate or the date stated in the loan documents.

Management of the Company. Until December 31, 2003, Primecore Funding Group, Inc. managed all of our affairs pursuant to a management agreement. Primecore Funding Group, Inc. was wholly owned by Susan Fox. On December 19, 2003, our Board of Directors voted not to renew our Manager's contract and to manage our operations internally. We entered into a new agreement with Primecore Funding Group for management services until March 31, 2004, while we effected our transition to internal management. On March 19, 2004, Susan Fox resigned as President, Chief Executive Officer and Director of Primecore Mortgage Trust, Inc. As of the date of filing, our business is managed by employees of the Company, subject to direction from our Board of Directors.

Our headquarters consist of 6,828 square feet of office space at 99 El Camino Real, Menlo Park, California 94025 leased from 99 El Camino Partners, LLC. The lease expires on December 31, 2004. Upon expiration of the lease, we intend to seek office space at a new location.

Loan Origination. We employ persons skilled in loan underwriting, disbursement and monitoring, and the various business and legal issues that may be involved with real estate lending. Our employees, and independent contractors where appropriate, provide all of the services previously provided through Primecore Funding Group, Inc., including but not limited to underwriting loans and investments, overseeing all loans and investments, and servicing loans. Our loans and investments are arranged through Eric Hanke, Vice-President of Business Development. Mr. Hanke is a licensed California real estate broker, and performs in such capacity in arranging loans and investments on our behalf.

Proposed loans and investments are evaluated to determine whether the loan or investment is of a type typically made by us, whether the developer has the experience necessary to manage the project, if the security for the loan and the loan to value ratio meets our investment standards, and whether the loan or investment meets investment criteria and objectives set forth by the Board of Directors. The Board of Directors must approve any loans or investments outside of certain guidelines of loans and investments that may be made by management. We also require third party appraisals to support valuation of proposed future investments and for modifying loans.

Collateral valuation. We utilize the experience of our employees, brokers in the real estate industry, third party appraisals or other information deemed useful to make assessments of a proposed project's viability and projected value, and to determine if a proposed investment meets our criteria. In the evaluation process, emphasis is placed on the ability of the underlying collateral to protect against losses in the event of default by the borrower. The evaluation is based on the projected market value of the proposed project, using various tools, including comparable sales of similar properties and projections of market appeal and demand at completion. The goal of the underwriting process is to achieve a comfort level that the projected completion value of the property will support full repayment of the investment plus the projected rate of return.

Servicing. Our primary goal in servicing our investments is protection of loan funds and collateral for loans. Servicing involves taking all steps necessary to administer the investment, including monitoring the propriety of funding requests, monitoring progress of a project and accounting for principal and interest. Where appropriate, we employ an outside agent to monitor construction progress and draw requests. Loan proceeds are disbursed as construction progresses, and only after we have received satisfactory documentation. Before making disbursements of loan proceeds, borrower disbursement requests are verified by invoices from the developer or its subcontractors, and by periodic site inspections of progress.

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

ITEM 2. PROPERTIES.

We own certain real property that we have acquired through foreclosure or deed in lieu of foreclosure. In addition, we obtained certain properties upon our acquisition of all of the ownership of 99 Investors, LLC in 2002. Our policy is to maximize the value of the property prior to liquidation. In some cases this may involve completing construction, sometimes through a subsidiary or affiliate, and then marketing the property for sale. The following is a list of real estate owned by us as of December 31, 2003 :

                                                                                          Carrying
                           Amount Funded        Capitalized         Recognized           Amount of           Costs to
Description            (net of payments)     Interest Costs         Impairment            Property           Complete
--------------------- ------------------- ------------------ ------------------ ------------------- ------------------
Property 2216               $  8,647,522        $   548,095       $  2,145,617       $   7,050,000          $      --
Property 2345                  4,112,001            189,228                 --           4,301,229            264,903
Property 2368                  1,746,770             74,153                 --           1,820,923          1,398,927
Property 2396                  1,770,914             97,691            813,805           1,054,800          1,194,794
Property 2407                  2,227,414             69,015                 --           2,296,429              9,593
Property 2443                    682,283             34,890                 --             717,173          1,504,579
Property 2446                  1,186,884             79,740             88,696           1,177,928          1,501,072
Property 2448                    629,528             26,584             48,859             607,253                 --
Property 2451                  1,931,183             75,811            266,848           1,740,146            377,204
Property 2455                 10,089,541            374,774          5,417,299           5,047,016          1,814,984
Property 2462                  6,899,377            286,517          3,262,704           3,923,190            306,810
Property 2464                  5,792,445            334,196          3,424,141           2,702,500                 --
Property 2465                    208,423             13,076                 --             221,499             50,862
Property 2473                  6,578,658            415,304          1,417,876           5,576,086             63,914
Property 2492                  3,048,971            101,468            665,388           2,485,051            898,949
Property 2498                  6,906,889            346,720          3,423,110           3,830,499                 --
                      ------------------- ------------------ ------------------ ------------------- ------------------

Total                      $  62,458,803       $  3,067,262      $  20,974,343       $  44,551,722       $  9,386,591
                      =================== ================== ================== =================== ==================


Property 2216 - This is an approximately 8-acre parcel which has been approved for development of 72 townhomes and condominiums totaling approximately 123,372 square feet in San Jose, California. After receiving title to the property, management conducted a study to determine the disposition of this project. During this study period, management commissioned an appraisal and market analysis of the property while the property was listed for sale during a 90-day period. The results of the study and analysis suggested that we would benefit by development of the project rather than selling the project in its current condition. Subsequent to December 31, 2003, the Board of Directors approved this project for development.

Property 2345 - This is an approximately 7,000 square foot home in the Pacific Heights neighborhood of San Francisco, California. It is currently under construction and is expected to be complete and on the market in June 2004.

Property 2368 - This is an 8-unit condominium project totaling approximately 6,100 square feet in the South of Market area of San Francisco, California. The units are loft-style condominiums. The project is currently under construction and is expected to be complete and on the market in September 2004 .

Property 2396 - This is a 2-unit condominium project totaling approximately 4,450 square feet on Russian Hill in San Francisco, California. The project is currently under construction and is expected to be complete and on the market in June 2004.

Property 2407 - This property consists of 6 subdivided and improved lots in San Rafael, California. The lots are approved, subject to design review, for 6 single-family homes. We currently intend to sell the lots either singly or in bulk. Subsequent to December 31, 2003, we entered into a contract to sell all 6 lots to a single developer. The contract is ratified and is pending close of escrow.

Property 2443 - This project consists of 3 lots for the construction of single-family homes in the Oakland Hills averaging approximately 4,000 square feet each. Two of the homes had started foundation work before construction was halted while we pursued our foreclosure action. No work had commenced on the third home prior to beginning our foreclosure action. We currently intend to sell the properties in their existing condition. Subsequent to December 31, 2003, we entered into a contract to sell the two lots which had started construction to a builder.

Property 2446 - This project is designed to be an approximately 5,500 square foot home in unincorporated Santa Clara County adjacent to the city limits of Los Gatos. The project design has been approved and we are currently working with an architect to produce construction drawings. Currently we anticipate beginning construction in June 2004.

Property 2448 - This project is an approximately 3,600 square foot home in Oakland, California. The home had started construction before work was halted while we pursued our foreclosure action. We currently intend to sell the property in its existing condition and the property was under contract for sale pending close of escrow.

Property 2451 - This project consists of 4 subdivided lot townhomes totaling approximately 8,000 square feet in Mountain View, California. All four homes were complete and had been sold at December 31, 2003, three of which were pending close of escrow.

Property 2455 - This project is an approximately 8,850 square foot home in Atherton, California. The project is under construction and we currently estimate it will be complete and ready for sale in August 2004.

Property 2462 - This project is an approximately 7,000 square foot home in Saratoga, California. The project is under construction and we currently estimate it will be complete and ready for sale in May 2004.

Property 2464 - This project is an approximately 12,500 square foot house in Atherton, California. The home had started construction before work was halted while we pursued our foreclosure action. In January 2004, this property closed escrow.

Property 2465 - This project is an approximately 8,900 square foot lot in Oakland, California. Construction had not started prior to our foreclosure action. We currently plan to sell the property in its existing condition and have listed it for sale.

Property 2473 - This project is an approximately 13,000 square foot home in Pebble Beach, California. The property is approved for development but no construction has taken place on the property. We currently intend to sell the property in its existing condition and have listed it for sale.

Property 2492 -This is an approximately 4,500 square foot home in Portola Valley, California. It is currently under construction and is expected to be complete and on the market in April 2004.

Property 2498 - This project is an approximately 11,000 square foot house in Atherton, California. The home had started construction before work was halted while we pursued our foreclosure action. As of December 31, 2003 the property was under contract for sale pending close of escrow. Subsequent to December 31, 2003, we extended the close of escrow for this property in order to correct damage which occurred as a result of water intrusion. The cost of the damage is currently estimated at less than $50,000. Once the repairs have been completed, we expect the sale to close escrow.


ITEM 3. LEGAL PROCEEDINGS.

From time to time, we may and have become subject to litigation in connection with our business. In addition, as of December 31, 2003, we were involved in several litigation matters that are considered to be out of the ordinary course of business. The following is a list of non-routine litigation (i.e. suits other than mechanic's lien lawsuits or similar lawsuits in which the Company becomes involved from time to time due to its status as a lender) in which the Company was involved as party, as of December 31, 2003. It is currently believed that potential liability could each exceed $1 million if the Company is unsuccessful in its defense, which the Company does not currently believe will be the case and as such, no amounts have been accrued in the financial statements in connection with the following lawsuits:

1. Baigent, et. al. v. Susan Fox, Primecore Mortgage Trust, Inc., et. al., San Mateo Superior Court Action No. 435648. Approximately 35 shareholders, holding approximately 1,260,000 shares of Preferred Stock, approximately 5% of the Preferred Shares of the Company, filed this lawsuit on November 14, 2003. The lawsuit generally alleges that the Company, its former Manager, and two former officers failed to disclose the true risks of the investments made by the plaintiff-shareholders. The Complaint does not specify the amount of damages being sought. The Company filed a petition to compel mediation and binding arbitration, which was granted on January 21, 2004. The Company believes the lawsuit is without merit, intends to vigorously defend against the claims, and believes that it has strong and viable defenses.

2. Showplace Square Lofts Company, LLC v. Primecore, et. al., U.S. Bankruptcy Court (N.D. Cal) No. 02-3157 DM. On June 25, 2002, a borrower filed a complaint against the Company in connection with its bankruptcy. Prior to the time that the bankruptcy case and complaint were filed, the borrower had defaulted under its loan and the Company was proceeding to enforce its rights through foreclosure. The complaint purported to assert claims for avoidance of fraudulent transfer, breach of contract, intentional fraud, negligent misrepresentation, negligence declaratory relief, breach of fiduciary duty, and unfair business practices. The Court has granted summary judgment in favor of the Company on all claims except the claim for transfer in violation of Bankruptcy Code Sec. 544. The Company believes that the lawsuit is wholly without merit. Among other things, the borrower admitted, in a written agreement signed prior to the filing of the case, that it had no claims against the Company, and also provided written releases of any possible claims. The Company intends to vigorously defend against the claims, and believes that it has strong and viable defenses.

3. Bay Area Luxury Homes/Santa Clara 3, LLC v. Primecore, et. al., Bay Area Luxury Homes/Alameda VI, LLC v. Primecore, et. al., Bay Area Luxury Homes/Stern VII, LLC v. Primecore, et. al., U.S. Bankruptcy Court (N.D. Cal.). Three limited liability companies that are under the control of two individuals, both of whom are being sued by Primecore for over $5 million under written guarantees that they signed, filed this series of cases. On or around March 31, 2004, the debtor companies converted their bankruptcies to liquidation bankruptcies under Chapter 7 of the Bankruptcy Code. It is possible that the cases might be dismissed by the Chapter 7 trustee since he or she will not have the vested interest that the borrowers had in trying to pursue the claims, which the Company believes are without merit. Among other things, the borrowers all admitted, in written agreements signed prior to the filing of the cases, that they had no claims against the Company, and also signed written releases of any possible claims. If the cases are pursued, the Company intends to vigorously defend against the claims asserted and believes that it has strong and viable defenses.

4. In re JH Country Club Estates, LLC, United States Bankruptcy Court No. 03-11473-AJ 11. This lawsuit involved a claim by a contractor claiming that its mechanic's lien had priority over our deed of trust. The claimant was seeking approximately $1.1 million. Subsequent to December 31, 2003, the matter was resolved by a settlement in which it was agreed that the contractor would receive only $100,000, and with all claims between the parties being dismissed. The Company's title insurance carrier contributed $25,000 toward the settlement, so that the net cost to the Company was only $75,000. The settlement is subject to Bankruptcy Court approval.

5. On March 19, 2004, the Company was served with a Complaint in the matter of Amoroso, et. al. v. Primecore Mortgage Trust, et. al, San Mateo Superior Court. The Complaint, filed by 20 shareholders holding a total of 627,322 shares of Preferred Stock, approximately 3% of the shares of Preferred Stock of the Company, is nearly identical to the Baigent lawsuit discussed above. The Company believes the lawsuit is without merit, intends to vigorously defend against the claims, and believes that it has strong and viable defenses. The Company intends to compel compliance with the mediation and arbitration clause signed by the shareholder-plaintiffs, just as it has done in the Baigent matter.

In addition to the above matters, at December 31, 2003, the Company was involved in several lawsuits in which it sought recovery from borrowers, guarantors, and others. The actions included the following:

1. A lawsuit filed in connection with a loan made on a subdivision project in Marin County. While the Company had written off the loan approximately two years ago, it was felt that legal avenues existed to seek recovery on the loan. The Company filed suit and entered into a settlement subsequent to December 31, 2003. Under the settlement, the Company is entitled to receive $2,300,000 in payments of varying amounts to be made over a 17-month term, beginning in March 2004. In the event that the payments are not made when due, the Company has a right to obtain a stipulated judgment. If and when payments are received, the payments will be reflected in income. The settlement will not be reflected in the financial statements until payments are received, as collection is not reasonably assured. The first payment of $100,000 was received on March 2, 2004.

2. A lawsuit filed by the Company in April 2003 to recover approximately $5,000,000 from two guarantors of certain loan obligations. The Company obtained a non-binding arbitration award of $4.4 million, however, defendants then demanded a trial. The matter is set for trial in May 2004. The Company currently believes that the facts and law support a judgment in favor of the Company, although the prospect of collection of the judgment is not reasonably assured, therefore, if and when payments are received, the payments will be reflected in income. No potential recovery is currently reflected in the financial statements.

3. A lawsuit to recover damages from the principal of a borrower, and from another lender on a project on which the Company had a loan, and on which it currently holds title. The Company seeks to recover several million dollars from the borrower's principal, including for alleged misappropriation of loan funds through fraud. In addition, the Company seeks to recover alleged usurious interest and other relief against the other lender. No potential recovery is currently reflected in the financial statements.

4. A lawsuit to judicially foreclose upon and obtain a deficiency judgment from a borrower in connection with a loan made on a property in Palo Alto. The Company obtained the property from the borrower as part of a settlement, and, subsequent to December 31, 2003, sold the property. In addition, the borrower has agreed to stipulate to judgment in the amount of $750,000. The prospect of collection of the judgment is not reasonable assured, therefore if and when payments are received, the payments will be reflected in income. No potential recovery is currently reflected in the financial statements.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the fourth quarter of the year ended December 31, 2003.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

There is currently no public trading market for our Class A Convertible Preferred Stock or our Common Stock. We are authorized to issue up to 50,000,000 shares of stock, of which 40,000,000 shares are designated as Class A Convertible Preferred Stock and 10,000,000 are designated as Common Stock. At December 31, 2003, there were issued and outstanding 22,229,739 shares of Class A Convertible Preferred Stock and 100 shares of Common Stock, issued and outstanding. The number of outstanding shares is subject to change because of shareholder redemptions. We currently are not offering any new shares of stock for sale. We have also offered and sold Series A and B promissory notes of varying amounts and maturities.

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

Redemption Policy. Holders of our Class A Convertible Preferred Stock do not have a vested right to redeem their shares. Our Board of Directors, however, currently has a stock redemption policy, effective as of February 12, 2003, for shareholders who wish to sell their shares to us. The policy may be modified or terminated at the Board's discretion at any time. Currently, we will repurchase shares, at fair market value, as determined by our Board of Directors, utilizing 25% of "free cash flow" for such purposes. "Free cash flow" means the total of all proceeds from repayments of loans and all net proceeds from the sale of real-estate-owned properties in the Company's portfolio during a Repurchase Period, and then subtracting from such total amounts due during the same period for (i) existing loan commitments, (ii) debt payments to third parties, (iii) dividend or other distributions to shareholders, and (iv) operating expenses. The periods between October 1 and March 31 of the following year, and April 1 and September 30 are each a "Repurchase Period" for the purposes of calculating "free cash flow". Redemption of shares is always subject to availability of funds for redemption purposes, and is generally made only twice per year, at or around the last days of May and November. We will not sell or otherwise liquidate any portion of our mortgage loan portfolio or other assets to fund a redemption request. We also reserve the right to limit the number and frequency of stock redemptions by shareholders.

Conversion. Our Articles Supplementary, as filed, provide that shares of Preferred Stock will convert to Common Stock upon: (1) the closing of a firm commitment underwritten initial public offering of the common stock resulting in aggregate gross proceeds to us of at least $50 million at a share price of at least $10.00, or for such lesser amount of proceeds or lower price, or both, as is approved by at least two-thirds of the voting power of the Preferred Stock; or (2) five years after the last closing of the initial offering. This provision was included at the time that the Articles Supplementary were filed in connection with certain agreements that existed at the time of filing, but which were subsequently rescinded. Since these agreements are no longer of any effect, and because the Board of Directors has no present plans to seek any public market for the Company's stock, it is expected that the Preferred Stock will convert to Common Stock on September 1, 2004. Since only 100 shares of Common Stock are outstanding and we have no plans to sell or issue any additional shares of Common Stock prior to that date, the conversion should not have any material impact on the rights of the preferred shareholders.

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

Our founding shareholders held our first annual meeting of shareholders in 1999. Our first general meeting of shareholders was held on May 25, 2000. Subsequent general meetings of shareholders were held on May 31, 2001, May 30, 2002 and June 26, 2003. Special meetings of shareholders may be called at any time by the President, by the Chairman of the Board of Directors, by a majority of the Board of Directors, or by the written request of shareholders entitled to cast a majority of the votes which all shareholders are entitled to cast at the particular meeting, addressed to the Secretary and then the Secretary shall proceed to call a special meeting only as may be required by law. Our charter and bylaws may be amended in accordance with Maryland law.

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

ITEM 6. SELECTED FINANCIAL INFORMATION.

The following financial and operating data should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited financial statements included elsewhere in this Form 10-K.

Capitalization

Our capitalization, as of December 31, 2003, was as follows:

Borrowings:
   Unsecured notes payable                                    $  4,692,517
   Secured notes payable                                         3,185,000
                                                         ------------------

   Total borrowings                                              7,877,517


Capital Stock
   Class A Convertible Preferred Stock -
                       22,229,739 shares outstanding           225,142,861
Common Stock - 100 shares outstanding  (1)                               1
   Accumulated dividends and distributions                     (90,621,455)
   Retained deficit                                            (51,368,714)
                                                         ------------------

         Total borrowings and capital stock                   $ 91,030,210
                                                         ==================

(1) Our founders purchased a total of 100 shares of common stock at $.01 per share.



The selected financial data set forth below has been derived from our audited financial statements included elsewhere in this and previously filed Forms 10-K (in 000's except per share amounts).


                                        December 31,      December 31,       December 31,      December 31,      December 31,
                                                2003              2002               2001              2000              1999
                                    ----------------- ----------------- ------------------ ----------------- -----------------
Total assets........................     $    91,387       $   155,067        $   184,597       $   207,077       $   176,756
Total debt..........................           7,878            36,401             32,313            45,432             9,039
Convertible preferred stock.........         225,143           226,080            216,158           199,286           189.851
Accumulated deficit.................     $   (51,369)      $   (29,520)       $    (8,215)      $    (8,882)      $   (12,455)



                                                                                                                  Period from
                                                                                                                    Inception
                                          Year Ended        Year Ended         Year Ended        Year Ended  (March 18, 1999)
                                        December 31,      December 31,       December 31,      December 31,      December 31,
                                                2003              2002               2001              2000              1999
                                    ----------------- ----------------- ------------------ ----------------- -----------------
 Operating Results under Generally
   Accepted Accounting Principles
   in the United States:
   Revenues.........................     $    11,390       $    10,018        $    12,588       $    15,140       $     2,583
   Net Income (loss)................         (21,849)          (21,305)               667             3,572           (12,455)

(Loss) Income allocable to a Preferred
  Share:
   Basic and Diluted................     $     (0.98)      $     (0.96)       $      0.03       $      0.19       $     (0.72)
   Preferred stock dividends and
     distribuions per share.........     $      0.47       $      0.96               1.12              1.14       $     (0.75)
   Weighted average Preferred
     Shares.........................          22,442            22,169             21,451            18,955            17,390

Loss allocable to each common share:
   Basic and Diluted................     $  (323,383)      $  (426,107)       $  (234,510)      $  (180,375)      $  (124,547)

Cash flows from (used by):
   Operating activities.............     $     3,904       $      (322)       $    (2,156)      $     6,076       $    (1,434)
   Investing activities.............          43,731            17,991             26,400           (28,139)          (26,887)
   Financing activities.............         (41,328)          (15,982)           (21,538)           21,387            28,997


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Our material financial transactions have been purchasing and holding a portfolio of construction mortgage loans, and the construction and sale of real estate acquired through foreclosure or deed in lieu of foreclosure. Statements contained in this Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Form 10-K, which are not historical facts, may be forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Investors are cautioned not to attribute undue certainty to these forward-looking statements, which speak only as of the date of this Form 10-K. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events, other than as required by law.


Overview

Beginning with its inception in March 1999, Primecore has been engaged in the business of providing loans for the development of residential real estate.

During 1999 and 2000 Primecore raised significant amounts of capital from investors. We invested this capital in San Francisco Bay Area residential real estate at a time when prices were increasing at a frenetic pace. By the end 2000, Primecore had $436 million in commitments on 117 loans with over $216 million invested in residential real estate under development.

In 2000, the market for high-end real estate in the San Francisco Bay Area began to deteriorate. We significantly scaled back our new lending and concentrated on funding the existing loans in our portfolio. During 2001 we funded 6 new loans and closed out 38. At the same time, we began to experience borrower defaults and sought to enforce our security rights. During 2001, we took title to 11 projects through foreclosure, which were classified as Real Estate Owned (REO). Of the 38 investments we closed in 2001, 2 were REO properties.

During 2002 and 2003 we continued the task of completing and closing out the development properties in our portfolio. We originated two new loans during that period and closed out 60, 30 of which were REO properties. In 2002 and 2003 we took title to an additional 37 properties by way of foreclosure or deed in lieu of foreclosure as the high-end real estate market continued to soften with the stagnant Bay Area economy. We also began to recognize significant impairments in our portfolio. For the two years ended December 31, 2003, during a period where we recognized $21,390,625 in revenues from the completion of our real estate investments, we charged $48,737,682 to expense for impairments in our investment portfolio.

The large amount of impairments in our portfolio has lead to significant operating losses. As of December 31, 2003 we had a net operating loss of approximately $45 million and we currently estimate that we will realize approximately $50 million in additional tax losses as we continue to complete and sell our non performing portfolio in 2004 and 2005. We will have the ability to use these losses to offset future taxable income, if any. At current maximum corporate tax rates, this net operating loss carryforward could save the Company between $36 million and $40 million in taxes on future taxable income, if any. We have elected to withdraw our REIT tax filing status in order to use these net operating losses going forward. In prior years we were able to avoid corporate level income tax by distributing our income as dividends. However, this advantage came at a price. We had to meet strict rules in order to maintain our REIT status. These rules affected our ability to enter into other types of alternative financing structures, such as loans with profit participations. Without these constraints going forward, we should have significantly more opportunities to invest and grow our capital.

The concentration of our efforts on completing and closing the investments in our portfolio has had some benefits. One of those benefits is the positive cash flow we have generated. We have used a large amount of the cash received from the repayment of our investments to fund our loan commitments, complete our projects, pay down our debt and build a positive cash balance. This enhanced liquidity makes us well positioned to take advantage of opportunities we see in the improving economic environment.

During this period of time we have also taken steps to restructure our operations. Our CEO, Susan Fox, resigned on March 19, 2004 and we have terminated our management agreement with her company, Primecore Funding Group.

We have internalized operations under our new CEO, Michael Rider who will lead our internal management team. We believe these steps will lead to greater transparency for our shareholders, accountability of management to our Board of Directors and cost savings.

Additionally, while we have been concentrating on completing the investments in our portfolio, we have had an opportunity to assess the strengths and weaknesses in our past business plan and model and implement procedures designed to refine and improve our business plan and model. We have determined that certain changes are critical to our future profitability. Our new management has formalized these changes in a plan for future business operation and is working with the Board to adopt its policies. The basic principles of the plan are as follows:

o We will focus on investments in housing priced closer to the median sale prices for the counties in which we lend.
o We will add new investment products, such as mezzanine and equity financing, to our product mix.
o We intend to diversify the portfolio into other California metropolitan areas.
o We plan to change the Company's name in order to better identify us as a residential development capital source.
o We have formed a team focused on developing new relationships designed to expand our pipeline of new business opportunities.
o We will continue to provide liquidity to shareholders through stock redemption.

We will face challenges as we execute this plan. In particular, we must be successful in developing new business relationships to find new investment opportunities. The real estate capital market is currently very competitive. We will be competing with larger companies that have the advantage of significant brand recognition. It will be our challenge to identify customers and compete for their business on the basis of price and service.

However, we do have advantages that will help us compete. Our company size and structure provides us with a great deal of flexibility when negotiating with developers. We believe we can compete against our larger competitors by providing more flexible deal structures and faster response time. We also have the advantage of our net operating loss carryforward. This asset essentially reduces our capital cost by as much as 40% by allowing us to generate approximately $95 million of tax-free income. Additionally, as a smaller company, we can find attractive investment opportunities that are below the scale required for our larger competitors.

Results of Operations

Revenue
-------

During the year ended December 31, 2003 we reported income of $11,372,436 from our investments compared with $10,018,189 and $12,519,618 for the years ended December 31, 2002 and 2001, respectively. Our income increased compared to 2002 largely as a result of the repayment of investments which had remained active for a long period of time. These investments continued to accrue interest during the period they remained outstanding and we were able to collect a significant portion of that income for a number of our loans. The income decreased compared to 2001 due to the lower amount of repayments we received in 2003 and the impairment of a number of our investments. Since our income is reported when we collect it, the income is a function of the amount of collections we receive from our investments, as well as the value of the collateral or property which supports it.

Realizable Value of Investments
-------------------------------

For financial statement purposes, we do not report as income the amount of interest and points we charge to borrowers until we collect it. To the extent we believe we will collect it, the amount of interest and points we charge borrowers is added to the balance due on our loans for purposes of this calculation. As the values of the collateral supporting payment of our loans have declined, the ability to collect our accrued interest and points has, in many cases, become doubtful. Management includes the amount of collectible interest and points we are entitled to receive when it sets prices for redeeming our stock. The information presented below summarizes that analysis and reconciles the differences between US GAAP and the estimated realizable value of our investments.


                                          December 31, 2003  December 31, 2002
                                         --------------------------------------
Investments in real estate under
   construction                               $  34,629,956      $ 101,141,515
Investments in real estate held for sale         44,551,722         44,510,168
                                         --------------------------------------
Total investments in real estate per US
   GAAP                                          79,181,678        145,651,683
Add:   GAAP impairments                          26,436,565         18,753,706
   Accrued interest and points                   38,360,634         64,337,376
Less:  Capitalized interest                      (4,633,962)        (6,566,481)
                                         --------------------------------------

Balance owed on real estate investments         139,344,915        222,176,284
Amount estimated uncollectible                  (54,162,649)       (43,875,448)
                                         --------------------------------------
Realizable value of investments in real
   estate                                     $  85,182,266      $ 178,300,836
                                         ======================================

The realizable value of our investments represents our current estimate of the amount of proceeds we expect to receive once our investment is completed and ready for sale. The estimate relies on a number of assumptions including the expected value of the investment once completed, less applicable selling costs, the remaining costs required to complete the project and the length of time required to complete the project. Many factors outside our control can cause changes in these estimates and produce different results. Additionally, many of our properties are custom style homes which appeal to a limited high-end market with few comparable transactions which makes it difficult to project with certainty the market value of these properties.

Stock Redemption Price
----------------------

We provide liquidity to our Preferred Stock holders through the repurchase of outstanding shares. Because our Preferred Stock does not trade in any secondary market, another method must be used to determine the fair market value in order to set the repurchase price. The Board has determined that the value of the stock should be determined with reference to the Net Realizable Value of our assets. Therefore, in accordance with the resolutions of the Board of Directors, the following calculation determines the fair market value of our stock at December 31, 2003 for purposes of our redemption policy:

                                     December 31, 2003  December 31, 2002
                                    ------------------- ------------------

Cash                                     $  10,701,188       $  4,394,107
Other assets                                 1,504,470                 --
Realizable value of investments
     in real estate                         85,182,266        178,300,836
Loans secured by real estate                        --          4,695,000
                                    ------------------- ------------------

Total realizable assets                     97,387,924        187,389,943
Total liabilities                            8,234,645         38,639,017
                                    ------------------- ------------------

Net realizable assets                       89,153,279        148,750,926
Preferred shares outstanding                22,229,739         22,496,804
                                    ------------------- ------------------

Net realizable assets per share             $     4.01         $     6.61
                                    =================== ==================

Expenses
--------

In the past, all of our day-to-day operations were performed by Primecore Funding Group, Inc, operating under a written management agreement. Before January 1, 2004, we did not have any employees, and substantially all of our operating costs were paid through our management fee. During the year ended December 31, 2003, our management fee expense was $3,808,260 compared with $9,630,701 and $11,345,585 in 2002 and 2001 respectively. The decrease in our management fee expense resulted from the restructuring of the agreement with our Manager, which became effective January 1, 2003. As part of the restructuring we agreed to release the Manager and its owner from certain guarantees of repayments of our investments in exchange for control of the assets securing our investments, a reduction in any termination fee payable to our Manager and a change in the method of calculation of the fee which was designed to decrease the base fee amount and provide for incentive payments should certain targets be reached. The decrease in the management fee in 2002 compared to 2001 was due the decrease in the average amount of loan commitments between the two periods which served as the basis for determination of the fee prior to the restructuring of the contract.

On December 19, 2003 our Board of Directors voted not to renew our management agreement with Primecore Funding Group effective December 31, 2003 and will transition to internalized management during the first three months of 2004. The Board believes that this action will result in greater transparency to the shareholders, increased accountability of the employees to the Board of Directors and the ability to better manage company costs. On December 23, 2003 we entered into an agreement, effective January 1, 2004 with Primecore Funding Group to provide management services during the transition period. This agreement served to provide for a smooth transition from outside management to our internal management and is believed to be fair compensation for the services provided. As of the date of this filing, the transition has been accomplished and the Company is now internally managed.

Since December 31, 1999, all interest costs have been capitalized as a cost of our investments. Interest cost associated with our borrowings was $1,590,531 during the year ended December 31, 2003 compared with $2,578,762 and $4,174,852 during the years ended 2002 and 2001. The decrease is due to a combination of a lower average cost of debt, 8.34% in 2003 compared with 9.08% and 11.01% in 2002 and 2001, respectively; and a lower amount of debt on our balance sheet, an average of $19.05 million in 2003 compared with averages of $28.65 million and $37.22 million in 2001 and 2000. We received a significant amount of investment repayments during the six months ended December 31, 2003 and used a large portion of it to pay down our debt. We intend to continue to retire outstanding debt in order to save costs while our cash balance increases from the proceeds we receive from our investments.

As of December 31, 2003 we had no employees, and our general and administrative and other expenses consisted primarily of costs to acquire and carry our REO properties, legal and professional fees, directors' fees and insurance costs. General, administrative and other expenses were $1,930,722 for the year ended December 31, 2003, compared with $454,900 and $502,080 for the years ended December 31, 2002 and 2001. The reason for the increase in these expenses during the year ended 2003 compared to 2002 and 2001 was due primarily to two factors: legal and foreclosure related expenses, including foreclosure trustee's fees, of $511,731 we incurred in 2003 order to protect our rights to properties in which we invested compared with $18,146 and $0 in 2002 and 2001; and $948,933 during the year ended December 31, 2003 in expenses incidental to ownership of those REO properties from the time development of the properties was complete to the time we sold them compared to $105,506 and $0 in 2002 and 2001. We expect to continue to have higher than normal legal costs and costs of ownership during 2004 as we continue to take title to our non-performing assets. Additionally in 2004 we will incur expenses for employment, office rent and normal business operations which have been borne by our Manager since our inception. These expenses will be incurred in lieu of the fees paid in the past to the manager. We expect these expenses to be lower than the fees we have paid ourManager in prior periods.

Liquidity and Capital Resources

Liquidity means the need for, access to and uses of cash. Our principal source of liquidity is the repayment of our real estate investments. Our principal demands for liquidity are funds that are required to satisfy obligations under existing loan commitments, operating expenses, interest expense associated with our indebtedness and debt repayments.

Sources of cash
---------------

As of December 31, 2003 our primary source of liquidity was the repayment of our investments in real estate. We do not currently have an open private placement for the sale of our Preferred Stock and do not expect to open a new one for the foreseeable future. Additionally, we are currently not soliciting or accepting application to issue new unsecured notes payable. However, we do have the ability to borrow money from various financial institutions using our REO properties as collateral if we determine that we need additional liquidity. We do not currently expect that we will have such a need during the next 12 months.

In order to receive repayment on our investments, the property typically must be completed and sold to third parties. Accordingly, our repayments are a function of our developers' ability, or our ability in the case of REO properties, to complete and sell the properties developed. The following table summarizes our liquidity expectations for the 27 investments held at December 31, 2003. The expected proceeds in the table are higher than our net realizable value estimates because they include our estimated costs to complete.


                                                    Expected Proceeds
                                                    ------------------
Investments under contract pending
  close of escrow                                     $    13,128,989
Investments offered for sale                               22,719,800
Investments under construction scheduled
  to be complete and on the
   market:
   Q1 2004                                                 24,675,000
   Q2 2004                                                 18,941,000
   Q1 2005                                                 19,938,550
   Q2 2005                                                  2,679,000
   Q4 2005                                                  7,050,000
                                                    ------------------
       Total                                          $   109,132,339
                                                    ==================


It is possible that our repayments may not be sufficient to timely meet our commitments and we may be forced to reduce prices on the properties that we control in order to expedite their repayment. In such cases, the amount of proceeds received could be substantially less than what we would have expected if we allowed a proper marketing period for the property. This would have a negative impact on the estimated net realizable value of our assets.

Uses of Cash

The following table sets forth the projected timing and amount of our obligations over the next two years, without taking into account new loans that may be made in 2004 and 2005:

 Obligation                            Total              2004             2005
 --------------------------- ---------------- ----------------- ----------------

 Investment fundings            $ 23,950,074      $ 16,453,358      $ 7,496,716
 Short term notes payable          4,692,517         4,692,517               --
 Secured note payable              3,185,000         3,185,000               --
                             ---------------- ----------------- ----------------

 Total                           $31,827,591      $ 24,330,875      $ 7,496,716
                             ================ ================= ================

Investment fundings are our largest use of our cash. At December 31, 2003 we estimated costs to complete investments in our portfolio were $24 million. These amounts will be funded as construction progresses on our investments. The exact timing of the investment fundings is dependent on several factors including weather, governmental regulation and developer related issues, so the timing of investment fundings in the above table is an estimate based on information available to us at this time. Additionally, we expect the amount of actual investment fundings to be higher than our obligation existing at December 31, 2003 as we continue to make and fund new loan commitments in 2004 and beyond.

We have approximately $4.7 million in unsecured notes payable at December 31, 2003. In order to save interest costs, we intend to retire these notes. Many of our notes are callable at our option and we intend to exercise this option in most cases.

Our secured note payable is secured by an REO property and is due in 2030, however it will be repaid upon sale of the property it secures. We currently expect that property to complete construction and sell during 2004.

Effective February 12, 2003, our Board of Directors implemented a new redemption policy for shareholders who wish to sell their shares to us. The policy may be modified or terminated at the Board's discretion at any time. Currently, we will repurchase shares, at fair market value, as determined by our Board of Directors, utilizing 25% of "free cash flow" for such purposes. "Free cash flow" means the total of all proceeds from repayments of loans and all net proceeds from the sale of real-estate-owned properties in the Company's portfolio during a Repurchase Period, and then subtracting from such total amounts due during the same period for (i) existing loan commitments, (ii) debt payments to third parties, (iii) dividend or other distributions to shareholders, and (iv) operating expenses. The periods between October 1 and March 31 of the following year, and April 1 and September 30 are each a "Repurchase Period" for the purposes of calculating "free cash flow". Redemption of shares is always subject to availability of funds and all redemption requests are acted upon in accordance with the best interests of the Company. We will not sell or otherwise liquidate any portion of our mortgage loan portfolio or other assets to fund a redemption request.

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

Valuation and Realizability of Investments. All of our ADC loans are classified for financial reporting purposes as investments in real estate under development (see Note 3 to the financial statements). We have foreclosed on some ADC loans that are classified as investments in real estate held for sale (Note 4). Such investments include capitalized interest and are stated at the lower of cost or fair value. Management conducts a review for impairment on an investment-by-investment basis whenever events or changes in circumstances indicate that the carrying amount of an investment may not be recoverable. Impairment is recognized when estimated expected future cash flows (undiscounted and without interest charges), typically from the sale of a completed property, are less than the carrying amount of the investment, plus estimated costs to complete. The estimation of expected future net cash flows is inherently uncertain and relies to a considerable extent on assumptions regarding current and future economics and market conditions. If, in future periods, there are changes in the estimates or assumptions incorporated into the impairment review analysis, the changes could result in an adjustment to the carrying amount of the investments. To the extent that there is an impairment , the excess of the carrying amount of the investment over its estimated fair value, less estimated selling costs, will be charged to income. In accordance with this policy, we recorded a provision for impairment of investments in real estate under development totaling $27,499,639 during the year ended December 31, 2003 compared with $21,238,043 and $73,000 during the years ended December 31, 2002 and 2001. We believe that all of our investments are carried at fair value, however conditions may change and cause our ADC loans and REO properties to decline in value in a future period.

Loan Accounting. We have applied the guidance of AICPA Practice Bulletin 1, Purpose and Scope of AcSEC Practice Bulletins and Procedures for Their Issuance,
Exhibit I in accounting for our investment loans as real estate acquisition, development, or construction (ADC) arrangements. In accordance with the ADC accounting rules, we do not accrue income for interest and points on our ADC loans until the sale or refinancing of a property. Revenue from interest and points is recognized as cash is received from the sale or refinancing of such properties. ADC loans are classified as investments in real estate under development and investments in real estate held for sale (see Notes 3 and 4 to the financial statements) and include amounts funded under the loan agreements and capitalized interest expense. If our ADC loans qualified as loans under GAAP, interest and points would be recognized as income in periods prior to the sale of the underlying property.


ITEM 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

An investment in our stock involves a high degree of risk. Among other things, some of the principal risks are: the real estate lending business may be adversely affected by periods of economic slowdown, which may be accompanied by declining real estate values on properties securing repayment of ADC loans; construction mortgage loans involve greater risks of repayment than loans secured by property that has already been improved since completion market valuation of a given project can be highly speculative and subject to unanticipated conditions; there is no public market for our securities, and liquidity is not assured.

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

Legislation and regulation. The mortgage loan business is subject to extensive regulation, supervision and licensing by federal, state and local governmental authorities and to various laws and judicial and administrative decisions imposing requirements and restrictions. Laws and regulations may be subject to legislative, administrative and judicial interpretation, especially laws and regulations that have been infrequently interpreted or only recently enacted. Infrequent interpretations of laws and regulations or an insignificant number of interpretations of recently enacted regulations can result in ambiguity with respect to permitted conduct under these laws and regulations. Ambiguity under regulations to which our manager or we are subject may lead to regulatory investigations or enforcement actions and private causes of action. Failure to comply with regulatory requirements can lead to loss of approved status, lawsuits and administrative enforcement actions. There can be no assurance that we or our manager will maintain compliance with these requirements in the future without additional expenses, or that more restrictive local, state or federal laws, rules and regulations will not be adopted or that existing laws and regulations will not be interpreted in a more restrictive manner, which would make compliance more difficult for us and our manager.

Specific Risks of Investment in Our Securities

Restrictions on transferability and lack of liquidity of shares. Shares of our Class A Convertible Preferred stock have been privately placed solely with accredited investors who have acquired them for investment purposes only and not with a view toward transfer, resale, exchange or distribution. There currently is no public market for our shares of stock. Accordingly, the transferability of such shares of stock is limited. Additionally, the shares may not be readily accepted as collateral for a loan. Holders of our Class A Convertible Preferred stock do not have a vested right to redeem their shares, and therefore may not be able to liquidate their investment in the event of an emergency or otherwise.

Our Board of Directors currently has a stock redemption policy for shareholders who wish to sell their shares to us. The policy may be modified or terminated at the Board's discretion at any time, subject to the exercise of their prudent business judgment. In addition, redemption requests are only honored where there is cash available for redemption purposes, and shareholders may therefore not have their redemption requests honored in as timely a manner as they may wish. Also, a change in the redemption policy, which would be effected solely for the benefit of the Company, could affect a shareholder's ability to liquidate their investments.

Loans losses. As noted above, a mortgage loan made to finance a property that is not yet constructed generally involves greater risks than a mortgage loan on property that has been constructed since there can be no assurance that the improvements to be constructed can be accomplished with available funds or in a timely manner. Furthermore, while analyses are made to predict the completed market value of the development project, such analyses are subject to unanticipated changes over which we may have no control, including recessions and economic downturns. During 2002 and 2003, we sustained significant losses in our portfolio, as discussed above, and also were required to acquire a number of properties through foreclosure, in many cases because their values were insufficient to repay all of our investment, including accrued interest and fees.

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

Funding of loan commitments. We expect that proceeds generated from completed real estate developments will be sufficient to fund all loan commitments. If, however, for some reason we were unable to obtain loan repayments we might then be unable to fund all of our existing commitments. Borrowers might then be unable to complete their projects if they could not obtain financing from other sources, and we conceivably could incur damages. Also, if we became unable to meet our contractual obligations, our reputation would likely suffer, and we might be unable to attract new borrowers, resulting in the loss of future business. This might have a materially adverse effect upon our financial condition, cash flows and results of operations.

Litigation. We are subject to risks of litigation filed against us by shareholders and others. These legal proceedings and claims, whether with or without merit, are time-consuming and expensive to defend and divert management's attention and resources.

Discretion of Board of Directors. Management has established our operating policies and strategies. These policies and strategies may be modified or waived by the Board of Directors, without shareholder approval. The ultimate effect of any such changes may adversely affect our operations.

Competition. As with any business, we may face competition, primarily from commercial banks, savings and loans, other independent mortgage lenders, and real estate investment funds. Also, if we expand into particular geographic markets in order to increase geographic diversity and take advantage of opportunities in such markets, we may face competition from lenders with established positions in these locations. Competition can take place on various levels, including convenience in obtaining a mortgage loan, service, marketing, origination channels and pricing. Although we do not know of any particular competitor that dominates our market, many of our competitors in the financial services business are substantially larger and have more capital and other resources. There can be no assurance that we will be able to compete successfully in this market environment. Any failure in this regard could have a material adverse effect on our results of operations and financial condition.

Borrowing. We may employ a financing strategy to increase the size of our mortgage loan portfolio by borrowing a portion of the market value of our mortgage loans. The costs of those borrowings vary depending upon the lender, the nature and liquidity of the underlying collateral, the movement of interest rates, the availability of financing in the market and other factors. If the returns on the mortgage loans purchased with borrowed funds fail to cover the cost of the borrowings, we will experience net interest losses and may experience net losses. In addition, we may not be able to achieve the degree of leverage we believe to be optimal, which may cause us to be less profitable than we might be otherwise. We may finance some of the mortgage loans that we hold through interim financing facilities such as bank credit lines. We may be dependent upon a few lenders to provide the primary credit facilities for our mortgage loans. Any failure to renew or obtain adequate funding under these financings, or any substantial reduction in the size of or pricing in the market for our mortgage loans, could have a material adverse effect on our operations. We have not made any agreements under which a lender would be required to enter into new borrowing agreements during a specified period of time; however, we may make such agreements if deemed favorable.

Future offerings. We may increase our capital resources by making additional offerings of equity and debt securities, including classes of preferred stock, common stock, commercial paper, medium-term notes, mortgage-backed obligations and senior or subordinated debt. All debt securities will be and some classes of preferred stock could potentially be senior to the Class A Convertible Preferred stock.

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

Investment Company Act exemption. We conduct our business so as not to become regulated as an investment company under the Investment Company Act. The Investment Company Act exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate." If we should fail to qualify for an exemption from registration as an investment company, our ability to use leverage would be substantially reduced and we may be unable to conduct our business.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Required financial statements and supplementary data are included in this Form 10-K commencing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision of Michael Rider, the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, Mr. Rider has concluded that those controls and procedures were effective in making known to them, on a timely basis, the material information needed for the preparation of this Report on Form 10-K. There were no significant changes in the Company's internal controls or in other factors that could significantly affect those internal controls since the date of their evaluation.

Reportable conditions involve matters relating to significant deficiencies in the design or operation of internal controls that, in an auditor's judgment, could adversely affect a company's ability to record, process, summarize, and report financial data consistent with the assertions of management in the financial statements.

Our auditors identified the following two reportable conditions in connection with their audit of the 2003 Financial Statements: (i) there was a lack of evidence indicating that journal entries were reviewed and approved by appropriate finance department personnel as part of the periodic closing process; and (ii) there were not sufficient personnel in the accounting and finance department which, the auditors noted, was due in part to the assumption of additional duties by our CFO after the resignation of our CEO. Our auditors determined that these significant deficiencies, in the aggregate, do not constitute material weaknesses in the system of internal controls.

The Company intends to address these reportable conditions by adding a controller to its accounting department who will be responsible for overseeing accounting functions, including reviewing and approving journal entries, and reporting to our Chief Financial Officer.

                                    PART III


ITEM 10.  DIRECTORS AND OFFICERS OF THE REGISTRANT

Our Board of Directors consists of five director positions,, two of which were vacant after the resignation of Susan Fox on March 19, 2004. Our directors, executive officers and senior officers and their positions, as of the date of this filing, are:

    Name                   Position
    ----                   --------

    Michael Rider          Chief Executive  Officer,  Chief Financial Officer
                           and Director
    Robert Puette          Chairman
    James Barrington       Director
    Ben Hamburg            Secretary
    Eric Hanke             Vice President, Business Development

       The business background and experience of our directors and executive officers is as follows:

       Michael Rider, age 41, is a co-founder, director, Chief Executive Officer and Chief Financial Officer of the Company. Mr. Rider's term of office as a director expires in 2006. Mr. Rider was controller, then Chief Financial Officer for The Plymouth Group and its successor, TPG Development Corporation, a San Francisco Bay Area real estate development company from 1991 until 1998. From 1986 to 1990 Mr. Rider was senior accountant with Kenneth Leventhal & Company, a national public accounting firm specializing in real estate accounting and advisory services. Mr. Rider is a certified public accountant. Mr. Rider received a B.A. degree in Economics/Business from the University of California Los Angeles.

       Robert L. Puette, 62, has been a member of the Board since March 1, 2002. Prior to such time, Mr. Puette served as an advisory director to the Company. Between 2001 and 2004, Mr. Puette was a partner at the WK Technology venture capital firm. Between 1997 and 2000, Mr. Puette was the President, Chief Executive Officer, and member of the Board of Directors of Centigram Communications Corporation (NASDAQ), a communications technology firm. Prior to his position at Centigram, from 1995 to 1997, Mr. Puette served as President, CEO and Chairman of the Board of Directors at NetFRAME Systems (NASDAQ), a high-availability computer server company, and from 1990 to 1993, Mr. Puette served as President of Apple USA, Apple Corporation (NASDAQ). Prior to 1990, Mr. Puette served as a Group General Manager of Hewlett-Packard Corporation (NYSE). Mr. Puette is also on the Board of Cupertino Electric Corporation (Private) and iPolicy Networks Corporation (Private), and is a former director of Cisco Systems (NASDAQ). Mr. Puette holds a BSEE degree from Northwestern University and a MSOR degree from Stanford University.

       James Barrington, 62, has been a director since March 2002. From 1965 to 1999, Mr. Barrington was with Arthur Andersen LLP, serving primarily as an audit and business advisory partner. In his capacity as a partner of Arthur Andersen LLP, Mr. Barrington did not personally provide any services to the Company. Mr. Barrington received a B.S. in accounting from San Jose State University and a M.B.A. from the University of California at Berkeley.

       Ben Hamburg, 50, is Secretary and General Counsel of the Company. Mr. Hamburg graduated from the University of California, Los Angeles, and earned his law degree from the University of California, Berkeley, Boalt Hall School of Law in 1979. Mr. Hamburg served as a law clerk to the Honorable Ira A. Brown, Jr., Judge of the San Francisco Superior Court. Prior to joining Primecore Funding Group, Mr. Hamburg was in private practice, most recently as a partner with the San Francisco law firm of Freeland Cooper & Hamburg, and has specialized in real estate and commercial matters.

         Eric Hanke, 35, is the Vice President of Business Development. His activities include overseeing the origination of new investment opportunities and capital raising activities, marketing and investor relations. Prior to joining Primecore, Mr. Hanke was an investment-banking associate with Arthur Andersen's Real Estate Capital Markets Group based in San Francisco and Washington D.C. He is a member of the Urban Land Institute and is a licensed real estate broker. Mr. Hanke earned his B.A. in economics from the University of California at Irvine and a MBA, with an emphasis in real estate and finance, from the Marshall School of Business at the University of Southern California.

Compensation of Directors

None of the directors of the Company who also serve as executive officers or employees receives any separate compensation for service on our Board of Directors or on any Board committee. Messrs. Puette and Barrington, who are not employed by us, receive annual compensation totaling $35,000 and $25,000, respectively for their participation in our standard board meetings. They are also compensated $1,000 for every special board meeting they attend. Our charter obligates us to indemnify our directors and officers and to pay or reimburse expenses for such individuals in advance of the final disposition of a proceeding to the maximum extent permitted from time to time by Maryland law. The Maryland General Corporation Law, the "Maryland GCL", permits a corporation to indemnify its present and former directors and officers, among others, against judgments, penalties, fines, settlements and reasonable expenses actually incurred by them in connection with any proceeding to which they may be made a party by reason of their service in those or other capacities, unless it is established that (a) the act or omission of the director or officer was material to the matter giving rise to the proceeding and (1) was committed in bad faith, or (2) was a result of active and deliberate dishonesty, (b) the director or officer actually received an improper personal benefit in money, property or services, or (c) in the case of any criminal proceeding, the director or officer had reasonable cause to believe that the act or omission was unlawful.

Terms of Directors and Officers

Our Board of Directors consists of the number of persons as shall be fixed by the Board of Directors from time to time by resolution to be divided into three classes, designated Class I, Class II and Class III, with each class to be as nearly equal in number of directors as possible. Currently there are five director positions. Susan Fox was the only Class I director before her resignation on March 19, 2004. The Class I director position would have come up for election in 2004. This position is currently vacant. Mr. Puette is a Class II director. There is currently one vacancy in the Class II director. The terms of Class II directors expire in 2005. Mr. Rider and Mr. Barrington are Class III directors, and their terms expire in 2006. At each annual meeting, the successors to the class of directors whose term expires at that time are to be elected to hold office for a term of three years, and until their successors are elected and qualified, so that the term of one class of directors expires at each annual meeting.

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

Audit Committee

The Company has no separate audit committee. The Board of Directors acts as the audit committee for all purposes relating to communications with the auditors and responsibility for oversight of the audit. The Board of Directors has an independent member with financial expertise as a partner with a national public accounting firm.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of copies of the Forms 3, 4 and 5 and amendments thereto furnished to the Company with respect to 2003, or written representations that no such reports were required to be filed with the Securities and Exchange Commission, the Company believes that during 2003 all directors and officers of the Company and beneficial owners of more than 10% of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act filed their required Forms 3, 4, or 5, as required by
Section 16(a) of the Securities Exchange Act of 1934, as amended, on a timely basis.

Code of Ethics

The Company has adopted a Code of Ethics applicable to the Chief Executive Officer, the Chief Financial Officer, and the principal accounting officer. The Company's Code of Ethics is set forth as Exhibit 14.1 to this report.

ITEM 11.     EXECUTIVE COMPENSATION.

Prior to December 31, 2003, none of the executive officers of the Company receive compensation from us for their services. All were paid directly by our manager as part of and not in addition to the management fee. We do not have a stock option or deferred compensation plan. See Item 13 below for a description of compensation paid to the Manager during 2003 and certain transactions between the Company and the Manager.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table presents information regarding the beneficial ownership of our capital stock as of December 31, 2003 of: (1) each person known by us to own beneficially five percent or more of our outstanding capital stock; (2) each of our directors and executive officers; and (3) all of our directors and executive officers as a group. Unless otherwise indicated in the footnotes to the table, the beneficial owners named have, to our knowledge, sole voting and investment power with respect to the shares beneficially owned, subject to community property laws where applicable.

                                                    Number     Percent
  Title of Class          Beneficial Owner       of Shares    of Class

Class A Convertible
   Preferred              Michael Rider             5,000            *
                          Ben Hamburg               5,518            *
                          Robert Puette           405,241          1.8
                                             ------------- ------------

                          Total                   415,759          1.87
                                             ============= ============

Common                    Michael Rider                20           20
                                             ------------- ------------

                          Total                        20           20
                                             ============= ============

   * Less than one percent of our outstanding capital stock.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

During the year ended December 31, 2003 the Company engaged in the following transactions with Ms. Susan Fox, who until March 19, 2004 was our President and Chief Executive Officer:

Primecore Funding Group, Inc. Transactions

Primecore Funding Group, Inc. ("PFG") served as manager of all of the Company's business from inception through March 31, 2004. During this period, the Company had no employees and PFG covered all operating expenses with the exception of certain legal, accounting and insurance expenses and expenses incurred to hold property taken in foreclosure from its borrowers. PFG was paid management fees pursuant to a Management Agreement entered into at inception and amended October 17, 2002 and terminated December 31, 2003. During the year ended December 31, 2003 we incurred management fee expenses to PFG of $3,808,260.

On December 19, 2003 our Board of Directors voted not to renew the management agreement with Primecore Funding Group, effective December 31, 2003. The Company decided to internalize management of the Company, and proceeded to do so. The Board believes that this action will result in greater transparency to the shareholders, more accountability of the employees and management to the Board of Directors and the ability to better manage company costs. On December 23, 2003 we entered into an agreement, effective January 1, 2004 with Primecore Funding Group to provide management services during a three-month transition period ending March 31, 2004. As of the date of this filing, the transition has been accomplished, and the Company is now internally managed. Accordingly, all expenses in the future will be borne by the Company, and there will be no further payment of any management fees to an outside manager.

Our management contract with PFG provided for the payment of a termination fee equal to 4% of our outstanding loan commitments at the date of termination. The agreement also provided that any termination fee due under the contract would be offset by any amounts PFG owed the Company under our Affiliate Loan Agreement which was entered into concurrently with the Amended and Restated Management Agreement. Under the terms of the Affiliate Loan Agreement, PFG was indebted to the Company for approximately $15.6 million prior to offsetting the termination fee. The amount of the termination fee was approximately $6.2 million which payment was offset by the obligation to the Company, leaving an obligation of approximately $9.4 million from PFG. Due to doubts about the ultimate collectibility of this obligation from PFG, the Company has never reflected it as an asset in its financial statements. Management does not currently believe that PFG has assets sufficient to warrant any collection activity for this obligation, and will therefore continue to reserve the entire asset balance from its financial statements.

On March 19, 2004, Susan Fox resigned as President, Chief Executive Officer and Director of Primecore Mortgage Trust, Inc. Ms. Fox will be retained as a consultant to the company for a period of 12 months in order to assist with any issues that occur in connection with the transition of management. For her services she will be paid $30,000 per month. We have also agreed to compensate Ms. Fox for her assistance in recovery of legal actions we have brought on some of our former developers. Our agreement with her provides that she will receive 5% of any sums we actually collect from such legal proceedings. Additionally, we purchased certain furniture, computer equipment and software from her company, Primecore Funding Group, for $200,000. Finally, we have entered into a agreement to lease the building at 99 El Camino Real, a property owned by 99 El Camino Partners, LLC, a limited liability company in which Susan Fox is the sole member, at a monthly rate of $25,000 through June 30, 2004 and then decreasing to $20,000 per month through December 31, 2004. The agreement also provides that we will pay for real estate taxes, insurance and maintenance expenses associated with the building.

                                     PART IV

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.



         The Company accrues 100% of its budgeted expenses associated with principal accountant fees and services in the year being audited or serviced. The following table presents the expenses accrued by the Company for such fees and services in 2003 and 2002.

                 Principal Accountant Fees and Services
--------------------------------------------------------------------
                                               2003            2002
Audit fees                                $ 270,937       $ 169,801
Audit-related fees                                0               0
Tax fees                                     36,423          41,349
All other fees                                    0               0
                                  ----------------------------------
Total                                     $ 307,360       $ 211,150
                                  ==================================


         Tax fees are comprised of fees related to the preparation and filing of the Company's federal and applicable state tax returns.

         The Company does not have an independent audit committee, and the full board of directors therefore serves as the audit committee for all purposes relating to communication with the Company's auditors and responsibility for the Company audit. All engagements for audit services, audit related services and tax services are approved in advance by the full board of directors of the Company. The Company's Board of Directors has considered whether the provision of the services described above for the fiscal years ended December 31, 2003 and 2002, is compatible with maintaining the auditor's independence.

         All audit and non-audit services that may be provided by our principal accountant to the Company shall require pre-approval by the Board. Further, our auditor shall not provide those services to the Company specifically prohibited by the Securities and Exchange Commission, including bookkeeping or other services related to the accounting records or financial statements of the audit client; financial information systems design and implementation; appraisal or valuation services, fairness opinion, or contribution-in-kind reports; actuarial services; internal audit outsourcing services; management functions; human resources; broker-dealer, investment adviser, or investment banking services; legal services and expert services unrelated to the audit; and any other service that the Public Company Oversight Board determines, by regulation, is impermissible.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K


a. Financial Statements. The following financial information is included as a separate section of this Annual Report on Form 10-K:

1.     Report of Independent Public Accountants
2.     Balance Sheets As of December 31, 2003 and 2002
3.     Statements of Operations for the years ended December 31, 2003, 2002, and
       2001
4. Statements of Shareholders' Equity for the years ended December 31, 2003, 2002, and 2001
5. Statements of Cash Flows for the years ended December 31, 2003, 2002, and 2001 6. Notes to Financial Statements December 31, 2003, 2002, and 2001
7.     Schedule IV - Investments in real estate at December 31, 2003

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

     4.1 Registration Rights Agreement is incorporated by reference to Exhibit to the Company's Form 10-12 G/A, previously filed on April 28, 2000

     4.2 Founder's Registration Rights Agreement is incorporated by reference to Exhibit to the Company's Form 10-12 G/A, previously filed on April 28, 2000

     4.3 Management Agreement dated March 30, 1999 is incorporated by reference to Exhibit 10 to the Company's Form 10-12 G/A, previously filed on April 28, 2000

    10.1             Letter agreement with Primecore Funding Group, Inc. and
                     Susan Fox

    14.1 Code of ethics for Chief Executive Officer, Chief Finacial Officer and Chief Accounting officer

    31.1             Certification of Chief Executive Officer and Chief
                     Financial Officer

    31.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


Reports on Form 8-K

None filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                 Capacity                           Date

                          Chief Executive Officer, Chief
/s/ Michael Rider         Finacial Officer and Director      April 14, 2004
-----------------------

Michael Rider

/s/ Robert Puette         Chairman                           April 14, 2004
-----------------------

Robert Puette

/s/ James Barrington      Director                           April 14, 2004
-----------------------

James Barrington

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

                                                                     Page No

Report of independent public accountants
     - Grant Thornton, LLP                                             FS-1


Report of independent public accountants
     - Arthur Andersen                                                 FS-2


Balance sheets as of December 31, 2003 and 2002                        FS-3


Statements of operations for the years
     ended December 31, 2003, 2002, and 2001                           FS-4


Statements of shareholders' equity for the years
     ended December 31, 2003, 2002, and 2001                           FS-5


Statements of cash flows for the years
     ended December 31, 2003, 2002, and 2001                           FS-6


Notes to financial statements                                          FS-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Shareholders and Board of Directors of Primecore Mortgage Trust, Inc.

We have audited the accompanying consolidated balance sheets of Primecore Mortgage Trust, Inc., as of December 31, 2003 and 2002 and the related consolidated statements of operations, shareholders' equity, and cash flows for the two years ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The financial statements of Primecore Mortgage Trust, Inc. for the year ended December 31, 2001 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated February 8, 2002 which statements included an explanatory paragraph that described a change in the Company's method of accounting for interest expense effective January 1, 2000 before restatement.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Primecore Mortgage Trust, Inc. as of December 31, 2003 and 2002, and the results of its consolidated operations and its consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed above, the financial statements of Primecore Mortgage Trust, Inc. as of and for the year ended December 31, 2001 were audited by other auditors who have ceased operations. As described in Note 2, these financial statements have been restated. We audited the adjustments described in Note 2 that were applied to restate the 2001 financial statements. In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of the Company other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.



                                                           Grant Thornton LLP


San Francisco, California
March 23, 2004

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


                                                              ARTHUR ANDERSEN

San Francisco, California
February 8, 2002


The report of Arthur Andersen LLP (Andersen) is a copy of a report previously issued by Andersen on February 8, 2002. The report has not been reissued by Andersen nor has Andersen consented to its inclusion in this Annual Report on Form 10-K. The Andersen report refers to the balance sheet as of December 31, 2001 and 2000, and the statements of operations, shareholders' equity and cash flows for the years (period) ended December 31, 2000 and 1999, which are no longer included in the accompanying financial statements.

                         PRIMECORE MORTGAGE TRUST, INC.

                           CONSOLIDATED BALANCE SHEETS
                               As of December 31,



                                                                           2003               2002
                                                               -----------------  -----------------
ASSETS:
Investments in real estate under development ..................  $   34,629,956     $  101,141,515
Investments in real estate held for sale.......................      44,551,722         44,510,168
Loans secured by real estate...................................              --          4,695,000
Cash and cash equivalents......................................      10,701,188          4,394,107
Other assets, net..............................................       1,504,472            326,245
                                                               -----------------  -----------------

        Total assets...........................................  $   91,387,338     $  155,067,035
                                                               =================  =================


LIABILITIES AND SHAREHOLDERS' EQUITY:

Notes payable (including $280,000, and $150,000
   to a director at December 31, 2003 and 2002
   respectively)...............................................  $    4,692,517     $   14,276,929
Secured notes payable..........................................       3,185,000          7,693,000
Secured line of credit.........................................              --         14,431,132
Accrued expenses and other.....................................         235,551            256,059
Preferred stock dividends payable..............................              --          1,312,417
Payable to manager.............................................         121,577            669,480
                                                               -----------------  -----------------

        Total liabilities......................................       8,234,645         38,639,017

Commitments and contingencies (see note 10)....................

Convertible Preferred stock: par value $0.01, 40,000,000 shares authorized; 22,229,739 and
   22,496,804 shares issued and outstanding at December 31, 2003 and 2002 , respectively

                                                                    225,142,861        226,079,882
Common stock: par value $0.01, 10,000,000 shares
   authorized; 100 shares issued and
   outstanding at December 31, 2003 and 2002...................               1                  1
Accumulated dividends and distributions........................     (90,621,455)       (80,132,217)
Accumulated deficit............................................     (51,368,714)       (29,519,648)
                                                               -----------------  -----------------

        Total shareholders' equity.............................      83,152,693        116,428,018
                                                               -----------------  -----------------

        Total liabilities and shareholders' equity.............  $   91,387,338     $  155,067,035
                                                               =================  =================



              The accompanying notes are an integral part of these statements.

                         PRIMECORE MORTGAGE TRUST, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                           Year Ended           Year Ended            Year Ended
                                                                   December 31, 2003     December 31, 2002     December 31, 2001
                                                                  -------------------- -------------------- ---------------------
REVENUES:
Income from completed real estate development (including $0,
   $981,443 and $145,468 from affiliates)........................       $  11,372,436          $10,018,189          $ 12,519,618
Other............................................................              17,119                  730               68,510
                                                                  -------------------- -------------------- ---------------------
         Total revenues..........................................          11,389,555           10,018,919            12,588,128

EXPENSES:
Management fees paid to Manager..................................           3,808,260            9,630,701            11,345,585
Provision for impairment of investments in real estate development
                                                                           27,499,639           21,238,043                73,000
General, administrative and other................................           1,930,722              454,900               502,080
                                                                  -------------------- -------------------- ---------------------
         Total expenses..........................................          33,238,621           31,323,644           11, 920,665
                                                                  -------------------- -------------------- ---------------------

         Net(loss) income........................................         (21,849,066)         (21,304,725)              667,463
         Preferred stock dividends and distributions.............         (10,489,238)         (21,306,006)          (24,118,443)
                                                                  -------------------- -------------------- ---------------------

         Net loss allocable to common............................        $(32,338,304)      $  (42,610,731)         $(23,450,980)
                                                                  ==================== ==================== =====================

Basic and diluted net loss per common share......................           $(323,383)       $    (426,107)            $(234,510)
                                                                  ==================== ==================== =====================

 Basic and diluted weighted-average common shares outstanding..                   100                  100                   100
                                                                  ==================== ==================== =====================




                                The accompanying notes are an integral part of these statements.

                                       PRIMECORE MORTGAGE TRUST, INC.

                              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                           For the years ended December 31, 2002, 2001, and 2000


                                          Preferred Stock            Common Stock
                                   -------------------------------------------------
                                                                                        Accumulated
                                                                                      Dividends and     Accumulated
                                           Shares       Amount      Shares    Amount  Distributions         Deficit          Total
                                   --------------- --------------- -------- --------- --------------- --------------- -------------
Shareholders' equity at
   January 1, 2001...............      19,946,445    $199,285,861     100       $  1   $(34,707,768)    $(8,882,386)  $155,695,708
Issuance of preferred stock, net
   of offering costs of $2,083...       2,797,437      27,972,287      --         --             --              --     27,972,287
Issuance of preferred stock under
   dividend reinvestment plan....         599,169       5,991,690      --         --             --              --      5,991,690
Redemptions of preferred stock...      (1,709,187)    (17,091,870)     --         --             --              --    (17,091,870)
Dividends and distributions paid
   to preferred shareholders.....              --              --      --         --    (24,118,443)             --    (24,118,443)
Net income.......................              --              --      --         --             --         667,463        667,463
                                   --------------- --------------- -------- --------- --------------- --------------- -------------
Shareholders' equity at December
   31, 2001......................      21,633,864    $216,157,968     100       $  1   $(58,826,211)    $(8,214,923)  $149,116,835
Issuance of preferred stock......       1,255,043      12,550,430      --         --             --              --     12,550,430
Issuance of preferred stock under
   dividend reinvestment plan....         356,559       3,565,590      --         --             --              --      3,565,590
Redemptions of preferred stock...        (748,662)     (7,414,590)     --         --             --              --     (7,414,590)
Additional paid in capital.......              --       1,220,484      --         --             --              --      1,220,484
Dividends and distributions paid
   to preferred shareholders.....              --              --      --         --    (21,306,006)             --    (21,306,006)
 Net loss........................              --              --      --         --             --     (21,304,725)   (21,304,725)
                                   --------------- --------------- -------- --------- --------------- --------------- -------------
Shareholders' equity at December
   31, 2002 .....................     22,496,804    $226,079,882     100       $  1   $(80,132,217)   $(29,519,648)  $116,428,018
Issuance of preferred stock under
   dividend reinvestment plan....             235           1,499      --         --             --              --          1,499
Adjustment for dividend
   reinvestment..................          (9,433)        (94,330)     --         --             --              --        (94,330)
Redemptions of preferred stock...        (257,867)       (844,190)     --         --             --              --       (844,190)
Dividends and distributions paid
   to preferred shareholders.....              --              --      --         --    (10,489,238)             --    (10,489,238)
 Net loss........................              --              --      --         --             --     (21,849,066)   (21,849,066)
                                   --------------- --------------- -------- --------- --------------- --------------- -------------
Shareholders' equity at December
   31, 2003 .......................    22,229,739    $225,142,861     100       $  1   $(90,621,455)   $(51,368,714)   $83,152,693
                                   =============== =============== ======== ========= =============== =============== =============




                          The accompanying notes are an integral part of these statements.

                                           PRIMECORE MORTGAGE TRUST, INC.

                                    CONSOLIDATED NOTES TO FINANCIAL STATEMENTS



                                                                              Year Ended           Year Ended          Year Ended
                                                                       December 31, 2003    December 31, 2002   December 31, 2001
                                                                      ------------------- -------------------- -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss) income................................................       (21,849,066)      $  (21,304,725)        $   667,463
   Adjustments to reconcile net (loss) income to net cash provided by
      (used in) operating activities:
        Provision for impairment......................................        27,499,639           21,238,043                  --
        (Decrease) increase in accrued expenses and other.............           (20,508)            (975,963)         (2,578,431)
        Increase (decrease) in payable to Manager.....................          (547,903)             638,287            (205,779)
        Decrease (increase) in other assets, net......................        (1,178,227)              82,661             (39,270)
                                                                      ------------------- -------------------- -------------------
             Net cash provided by (used in) operating activities......         3,903,935             (321,697)         (2,156,017)
                                                                      ------------------- -------------------- -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Investments in real estate under development and held for sale...       (26,146,923)         (30,888,569)        (63,190,884)
     Investments in real estate under development by affiliates.......                --           (9,261,172)        (10,869,856)
     Proceeds from investments in real estate under development and
     held for sale....................................................        65,182,905           54,124,936          87,597,220
     Proceeds from investments in real estate under development by
     affiliates.......................................................                --            4,016,083          12,863,389
     Decrease (increase) in receivable from loan repayments...........         4,695,000                   --                  --
                                                                      ------------------- -------------------- -------------------
             Net cash provided by (used in) investing activities......        43,730,982           17,991,278          26,399,869
                                                                      ------------------- -------------------- -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sales of preferred stock, net of offering costs......                --           12,550,430          27,972,287
   Redemptions of preferred stock.....................................          (844,190)          (7,414,590)        (17,091,870)
    Adjustment for dividend reinvested................................           (94,330)                  --                  --
   Issuance of notes payable..........................................           476,679            4,098,562          19,345,400
   Capital contributions from Manager.................................                --            1,220,484                  --
    Repayment of unsecured notes payable..............................       (10,126,707)          (7,535,769)        (41,756,585)
   Repayment of secured notes payable.................................        (4,508,000)                  --                  --
   Net (Repayments) borrowings on secured line of credit..............       (14,431,132)            (568,868)          8,355,308
   Payment of preferred stock dividends...............................       (11,800,156)         (18,331,927)        (18,124,688)
   Loan fees paid ....................................................                --                   --            (237,500)
                                                                      ------------------- -------------------- -------------------
             Net cash used in financing activities....................       (41,327,836)         (15,981,678)        (21,537,648)
                                                                      ------------------- -------------------- -------------------

             Net increase in cash and cash equivalents................         6,307,081            1,687,903           2,706,204
             Beginning cash and cash equivalents......................         4,394,107            2,706,204                  --
                                                                      ------------------- -------------------- -------------------

             Ending cash and cash equivalents.........................        10,701,188           $4,394,107                   $
                                                                                                                        2,706,204
                                                                      =================== ==================== ===================
Cash paid for interest, net of amounts capitalized of $141,177,
   $2,199,961, and $4,358,952 for the periods ending December 31,
   2003, 2002 and 2001 respectively...................................          $     --             $     --                   $
                                                                                                                                --
                                                                      =================== ==================== ===================
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Reinvested Preferred Stock dividends..................................        $    1,499         $  3,565,590        $  5,991,690
                                                                      =================== ==================== ===================

Interest capitalized on Notes Payable.................................       $    65,616          $   401,610         $   936,447
                                                                      =================== ==================== ===================

                                   The accompanying notes are an integral part of these statements.

                         PRIMECORE MORTGAGE TRUST, INC.

                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS


1.   ORGANIZATION AND BUSINESS:


Organization

Primecore Mortgage Trust, Inc., a Maryland corporation, was formed on March 18, 1999 and commenced operations effective May 1, 1999 as a real estate investment trust (REIT). We are engaged in the business of funding and holding land acquisition, development and construction mortgage loans secured by residential real property, as well as secured by undeveloped real property, located in the greater San Francisco Bay Area. We are organized in a single operating segment for purposes of making operating decisions and assessing performance. Primecore Mortgage Trust, Inc. is also the sole member of 99 Investors, LLC a California limited liability company. 99 Investors, LLC owns certain real property in which we have invested. Prior to December 31, 2003, we were managed by Primecore Funding Group, Inc., at the time an affiliated California corporation located in Menlo Park, California.

On October 7, 2003 our Board of Directors voted to withdraw our REIT election effective for the tax year beginning January 1, 2004. Pro-forma information is not provided as there would be no effect on the current year's net loss as a result of the Company's decision to withdraw its REIT election.

On December 19, 2003 our Board of Directors voted not to renew our management agreement with Primecore Funding Group, Inc. effective December 31, 2003 and will transition to internalized management during the first three months of 2004. The Board believes that this action will result in greater transparency to the shareholders, increased accountability of the employees to the Board of Directors and the ability to better manage company costs. On December 23, 2003 we entered into an agreement, effective January 1, 2004 with Primecore Funding Group to provide management services during the transition period. This agreement served to provide for a smooth transition from outside management to our internal management.

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

Other. In addition, we are subject to other significant business and financial risks, including but not limited to liquidity, the prevailing market for residential real estate, interest rates, timely completion of projects, lack of borrower diversification, and potential environmental matters relating to properties on which we have made loans.

The Securities and Exchange Commission has requested in a letter of inquiry that we provide certain company information. In April 2004 we complied with this request.

                         PRIMECORE MORTGAGE TRUST, INC.

                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                   (continued)

                               DECEMBER 31, 2003


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Restatement of Previously Reported Financial Statements

The balances presented at December 31, 2001 were restated in our December 31, 2002 Form 10-K filing to correct the accounting of an affiliate loan. The loan should have been determined to have been impaired in November 1999 when the obligor defaulted under the terms of the loan and the expected estimated future cash flows of the underlying collateral were less than the then carrying value of the investment. Subsequently, on or about March 2000, in order to protect the shareholders from loss of capital as a result of the impairment, the Manager provided a guaranty of repayment. Filings prior to December 31, 2002 did not present the impairment. However, in our December 31, 2002 Form 10-K filing we determined that because the guaranty was provided subsequent to the determination of impairment, in accordance with our accounting policy on impairments, the loan should have been written down by the amount of the impairment when the determination was made.

The following schedule sets forth the restated amounts:


                              As previously        Amount
December 31, 2001                  reported     of change      As Restated
                             --------------- ---------------- ----------------
Investments in real estate
   under development by
   affiliates                  $ 40,237,961   $  (9,468,139)   $  30,769,822
Total assets                    194,064,643      (9,468,139)     184,596,504
Accumulated earnings
   (deficit)                      1,253,216      (9,468,139)      (8,214,923)
Total liabilities and
   shareholders' equity         194,064,643      (9,468,139)     184,596,504

Use of Estimates

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Valuations of investments in real estate include management's best estimates of the amounts expected to be realized on the sale of its investments. The estimates are based on an analysis of the properties, including certain inherent assumptions and estimates that are involved in preparing such valuations. The amounts the Company will ultimately realize could differ materially in the near term from these estimates.

Investments in Real Estate under Development

We have originated loans to Acquire, Develop and Construct (ADC) residential real estate ("ADC loans"). Our loans contain many of the following characteristics which are identified with ADC loans:

                         PRIMECORE MORTGAGE TRUST, INC.

                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                   (continued)

                               DECEMBER 31, 2003

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

Because our loans contain many of the characteristics of ADC Loans they are classified for financial reporting purposes as investments in real estate under development (Note 3). Revenue from interest and points is recognized as cash is received from the sale or refinancing of such properties. Investments in real estate under development include amounts funded under the loan agreements and capitalized interest expense. If our ADC loans qualified as loans under US GAAP, interest and points would be recognized in income as earned instead of at the time of sale of the underlying property.

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

Investments in Real Estate Held for Sale

We may take title to property through foreclosure or by deed in lieu of foreclosure when a borrower defaults on our ADC loan. Such properties are termed real estate owned (REO) and are accounted for in a manner similar to our investments in real estate under development. Interest income for tax purposes is not accrued on investments in real estate held for sale.

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

Income from Completed Real Estate Development

We recognize income from our ADC loans and REO properties as costs are recovered, generally upon the sale or refinancing of the underlying completed

                         PRIMECORE MORTGAGE TRUST, INC.

                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                   (continued)

                               DECEMBER 31, 2003

real estate to or by a third party. No interest income or points are recognized until the financed property is sold or refinanced. We compute income as the difference between cash received from the sale or refinancing of the property and the carrying value of the investments at the date of repayment.

Income Taxes

Our taxable income differs from income measured in accordance with generally accepted accounting principles in the United States of America due to timing differences in the recognition of income from our ADC loans. For tax purposes, interest and points are accrued as income according to the terms of our loan contracts, but not recognized under generally accepted accounting principles in the United States of America until the contract has been paid through sale or refinancing of the secured property. We have, in the past, distributed Preferred Stock dividends at a level sufficient to satisfy specified return targets for our investors. As a result, dividends were paid in excess of taxable income during some years. On July 17, 2003 our Board of Directors voted to suspend payment of dividends effective after payment of our August declaration.

On October 7, 2003 our Board of Directors voted to withdraw our REIT election effective with the tax year beginning January 1, 2004. The withdrawal of this election results in the loss of our ability to deduct the payment of dividends from our taxable income. However, as of December 31, 2003 we had generated a net operating loss of approximately $45 million from the disposition of impaired assets in our portfolio. The ability to use this net operating loss to offset future taxable income would result in tax savings to the company. The Company has established a full valuation allowance against these net operating loss carryforwards and future tax deductions because of the possibility that the carryforwards may expire unused and that future tax deductions may not be realized through future operations.

Net Loss Per Share of Common Stock

Per share amounts for our common stock are computed using the weighted average common shares outstanding during the period. Net loss used in the calculation is increased by declared dividends owed to preferred shareholders. There are currently no stock options or other dilutive common stock equivalents, and as a result, the basic and diluted weighted average common shares outstanding for the years ended December 31, 2003, 2002 and 2001, are the same and are 100 shares.


3.   INVESTMENTS IN REAL ESTATE UNDER DEVELOPMENT:

We have made ADC loans with maturity dates generally ranging from 12 to 18 months. As of December 31, 2003 we had eleven ADC loans outstanding which are described below.



                                Final              Face    Amount Funded                                             Carrying
               Interest      Maturity            Amount          (net of       Capitalized        Recognized        Amount of
Description        Rate          Date      of Mortgages        payments)             Costs        Impairment        Mortgages
------------------------ ------------- ----------------- ---------------- ----------------- ----------------- ----------------
Loan 2423        16.50%       12/1/03      $  7,300,000      $ 5,413,196       $   262,555       $   159,436     $  5,516,315
Loan 2442        16.00%        8/1/03         7,000,000        4,780,499           242,264           178,038        4,844,725
Loan 2468        16.50%      12/31/03         3,775,000        2,245,289            93,994                --        2,339,283
Loan 2503        11.50%        6/1/04         7,075,000        4,507,833           129,346         1,582,725        3,054,454
Loan 2504        11.50%        6/1/04         7,950,000        4,925,288           154,301         1,373,894        3,705,695
Loan 2506        13.00%       12/1/03         3,500,000        3,762,851            40,195           548,236        3,254,810
Loan 2515        16.00%       9/26/03         4,600,000               --                --                --               --
Loan 2517        21.00%        8/4/05         4,135,000        2,159,865           110,456                --        2,270,321
Loan 2518        11.50%       11/1/03         9,400,000        3,411,870           208,056           197,293        3,422,633
Loan 2521        13.00%        6/1/03         6,000,000        4,306,027           218,574         1,422,601        3,102,000
Loan 2523        16.00%        8/4/05        11,300,000        3,110,954             8,766                --        3,119,720
                                       ----------------- ---------------- ----------------- ----------------- ----------------
                                           $ 72,035,000     $ 38,525,481      $  1,566,698      $  5,462,223     $ 34,629,956
Total
                                       ================= ================ ================= ================= ================

                         PRIMECORE MORTGAGE TRUST, INC.

                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                   (continued)

                               DECEMBER 31, 2003


Loan 2423 - This $7,300,000 loan bears interest at 16.50%, was due on December 1, 2003 and is secured by an approximately 4,200 square foot home in Belvedere, California. The home is complete and on the market for sale and we have no further obligation to fund additional amounts toward the loan.

Loan 2442 - This $7,000,000 loan bears interest at 16.00%, was due on August 1, 2003 and is secured by an approximately 10,000 square foot home in Atherton, California. We have recorded a notice of default for this loan and expect to take title to the property through foreclosure. The home is complete and on the market for sale. We have estimated an additional $43,275 in costs will be necessary to properly market the property for sale.

Loan 2468 - This $3,775,000 loan bears interest at 16.50%, was due on December 31, 2003 and is secured by an approximately 4,000 square foot home in Tiburon, California. As the loan is currently past due we are reviewing our alternatives with respect to this property. Because the loan is in default, the current accrual rate of interest on the loan is 21.5% which is 500 basis points above its note rate. We have a remaining obligation of $547,752 to fund on our commitment. Construction is ongoing and we currently expect the home to be complete and ready for sale in July 2004.

Loan 2503 - This loan is secured by an approximately 8,300 square foot home in Carmel, California. The $7,075,000 loan matures on June 1, 2004 and as of December 31, 2003, we had an additional $1,175,546 commitment remaining to fund for the non interest portion of the loan. Because the estimated completed value of the property is not sufficient to fully repay the loan, we are not currently accruing interest on the loan. Construction is ongoing and we currently expect the home to be complete and ready for sale in May 2004.

Loan 2504 - This loan is secured by an approximately 7,900 square foot home in Carmel, California. The $7,950,000 loan matures on June 1, 2004 and as of December 31, 2003, we had an additional $1,304,190 commitment remaining to fund for the non interest portion of the loan. Because the estimated completed value of the property is not sufficient to fully repay the loan, we are not currently accruing interest on the loan. Construction is ongoing and we currently expect the home to be complete and ready for sale in April 2004.

Loan 2506 - This $3,500,000 loan is secured by an approximately 6,400 square foot home in Hillsborough, California. We have recorded a notice of default and expect to take title to the property through foreclosure. As long as the default is not cured, we have no obligation to fund the $1,304,190 remaining on the non interest portion of our loan commitment, however, we have elected to continue funding the loan in order to keep the construction in progress. We expect the home to be complete and ready for sale in September 2004.

Loan 2515 - This $700,000 loan is secured by a second deed on an approximately 4,400 square foot home in Tiburon, California. Our deed of trust is subordinate to a $4,000,000 deed of trust to a financial institution. This note was issued on October 31, 2003 and represents the balance remaining from a $4,600,000 note which was partially repaid. The note bears interest at 16% and matured on December 15, 2003. As of December 31, 2003 the funded amount remaining after taking into account the partial repayment was $0. On January 7, 2004 the borrower fully repaid the balance due on our loan which will be accounted for entirely as earned income.

Loan 2517 - This $4,135,000 loan is secured by a second deed of trust on 17 condominiums totaling approximately 31,500 square feet in San Mateo, California. Our deed of trust is subordinate to our $11.3 million construction deed of trust, Loan 2523. This note was issued on May 24, 2002, the proceeds of which were used to acquire the property and provide funds for obtaining development

                         PRIMECORE MORTGAGE TRUST, INC.

                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                   (continued)

                               DECEMBER 31, 2003

approvals, and was modified on August 3, 2003 as part of the agreement to provide an additional $11.3 million for funds needed to construct the condominiums. The note bears interest at 21%, which is accrued and payable August 4, 2005, the loan's maturity date. We have fully funded the non interest portion of our commitment.

Loan 2518 - This $9,400,000 loan is secured by a deed of trust on an approximately 6,400 square foot home in Tiburon, California. This note was issued on July 29, 2002, the proceeds of which were used to acquire the property and provide funds for construction, bears interest at 11.5% and matured on November 1, 2003. Because the estimated completed value of the property is not sufficient to fully repay the loan, we are not currently accruing interest on the loan. The loan is in default and we are currently reviewing our options with regard to this loan. As long as the default is not cured, we have no obligation to fund the $3,439,367 remaining on the non interest portion of our loan commitment. Construction on the property was halted after framing and there is no construction activity currently associated with the property.

Loan 2521 - This $6,000,000 loan is secured by a first deed of trust on an approximately 7,000 square foot home in Saratoga, California, the proceeds of which were used to acquire the property and provide funds for construction. The loan bears interest at 11.25% and matured on June 1, 2003. The estimated completed value of the property is not sufficient to fully repay the loan and thus we are not currently accruing interest on the loan. The property is completed and as of December 31, 2003 was sold pending close of escrow. Subsequent to December 31, 2003 the property closed escrow.

Loan 2523 - This $11,300,000 loan is secured by a first deed of trust on 17 condominiums totaling approximately 31,500 square feet in San Mateo, California. The note was issued on August 4, 2003, the proceeds of which will be used for construction of the condominiums. The note bears interest at 16%, which is accrued and payable August 4, 2005, the loan's maturity date. As of December 31, 2003 we had $6,589,047 remaining to fund on the non interest portion of our loan committment.


4. INVESTMENT IN REAL ESTATE HELD FOR SALE:

As of December 31, 2003, we or our wholly-owned subsidiary, 99 Investors, LLC, held title to 16 properties which we received through foreclosure, by deed in lieu of foreclosure, or as a result of an agreement dated October 17, 2002, pursuant to which all membership interests in 99 Investors, LLC were transferred to us. The properties are described below:

                         PRIMECORE MORTGAGE TRUST, INC.

                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                   (continued)

                               DECEMBER 31, 2003


                                                                                   Carrying         Estimated
                          Amount Funded       Capitalized        Recognized       Amount of          Costs to
Description            (net of payments)   Interest Costs        Impairment        Property          Complete
--------------------- ------------------- ---------------- ----------------- ---------------- -----------------
Property 2216               $  8,647,522       $  548,095      $  2,145,617      $ 7,050,000          $     --
Property 2345                  4,112,001          189,228                --        4,301,229           264,903
Property 2368                  1,746,770           74,153                --        1,820,923         1,398,927
Property 2396                  1,770,914           97,691           813,805        1,054,800         1,194,794
Property 2407                  2,227,414           69,015                --        2,296,429             9,593
Property 2443                    682,283           34,890                --          717,173         1,504,579
Property 2446                  1,186,884           79,740            88,696        1,177,928         1,501,072
Property 2448                    629,528           26,584            48,859          607,253                --
Property 2451                  1,931,183           75,811           266,848        1,740,146           377,204
Property 2455                 10,089,541          374,774         5,417,299        5,047,016         1,814,984
Property 2462                  6,899,377          286,517         3,262,704        3,923,190           306,810
Property 2464                  5,792,445          334,196         3,424,141        2,702,500                --
Property 2465                    208,423           13,076                --          221,499            50,862
Property 2473                  6,578,658          415,304         1,417,876        5,576,086            63,914
Property 2492                  3,048,971          101,468           665,388        2,485,051           898,949
Property 2498                  6,906,889          346,720         3,423,110        3,830,499                --
                      ------------------- ---------------- ----------------- ---------------- -----------------

Total                      $  62,458,803      $ 3,067,262      $ 20,974,343     $ 44,551,722       $ 9,386,591
                      =================== ================ ================= ================ =================


Property 2216 - This is an approximately 8 acre parcel which has been approved for development of 72 townhomes and condominiums totaling approximately 123,372 square feet in San Jose, California. After receiving title to the property, management conducted a careful study to determined the disposition of this project. During this study period, management commissioned an appraisal and market analysis of the property while the property was listed for sale during a 90 day period. The results of the study and analysis suggested that the company would benefit by development of the project rather than selling the project in its current conditions. Subsequent to December 31, 2003 the Board of Directors approved this project for development.

Property 2345 - This is an approximately 7,000 square foot home in the Pacific Heights neighborhood of San Francisco, California. It is currently under construction and is expected to be complete and on the market in June 2004.

Property 2368 - This is an 8 unit condominium project totaling approximately 6,100 square feet in the South of Market area of San Francisco, California. The units are loft style condominiums which are popular in that area of the city. The project is currently under construction and is expected to be complete and on the market in September 2004.

Property 2396 - This is a 2 unit condominium project totaling approximately 4,450 square feet on Russian Hill in San Francisco, California. The project is currently under construction and is expected to be complete and on the market in June 2004.

Property 2407 - This property consists of 6 subdivided and improved lots in San Rafael, California. The lots are approved, subject to design review, for 6 single family homes. We currently intend to sell the lots either singly or in bulk. Subsequent to December 31, 2003 we entered into a contract to sell all 6 lots to a single developer. The contract is ratified and is pending close of escrow.

                         PRIMECORE MORTGAGE TRUST, INC.

                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                   (continued)

                               DECEMBER 31, 2003

Property 2443 - This project consists of 3 lots for the construction of single family homes averaging approximately 4,000 square feet each. Two of the homes had started foundation work before construction was halted while we pursued our foreclosure action. No work had commenced on the third home prior to beginning our foreclosure action. We currently intend to sell the properties in their existing condition. Subsequent to December 31, 2003 we entered into a contract to sell the two lots which had started construction a builder. The contract is ratified and is pending close of escrow.

Property 2446 - This project is designed to be an approximately 5,500 square foot home in unincorporated Santa Clara County adjacent to the city limits of Los Gatos. The project design has been approved and we are currently working with our architect to produce construction drawings. Currently we anticipate beginning construction in June 2004 and completing the home in April 2005.

Property 2448 - This project is an approximately 3,600 square foot home in Oakland, California. The home had started construction before work was halted while we pursued our foreclosure action. We currently intend to sell the property in its existing condition and the property was under contract for sale pending close of escrow.

Property 2451 - This project consists of 4 subdivided lot townhomes totaling approximately 8,000 square feet in Mountain View, California. All four homes were complete and had been sold at December 31, 2003, three of which were pending close of escrow.

Property 2455 - This project is an approximately 8,850 square foot home in Atherton, California. The project is under construction and we currently estimate it will be complete and ready for sale in August 2004.

Property 2462 - This project is an approximately 7,000 square foot home in Saratoga, California. The project is under construction and we currently estimate it will be complete and ready for sale in May 2004.

Property 2464 - This project is an approximately 12,500 square foot house in Atherton, California. The home had started construction before work was halted while we pursued our foreclosure action. We currently intend to sell the property in its existing condition and at December 31, 2003 the property was under contract for sale pending close of escrow. In January 2004 this property closed escrow.

Property 2465 - This project is an approximately 8,900 square foot lot in Oakland, California. Construction had not started prior to our foreclosure action. We currently plan to sell the property in its existing condition and have listed it for sale.

Property 2473 - This project is an approximately 13,000 square foot home in Pebble Beach, California. The property is approved for development but no construction has taken place on the property. We currently intend to sell the property in its existing condition and have listed it for sale.
Property 2492 - This is an approximately 4,500 square foot home in Portola Valley, California. It is currently under construction and is expected to be complete and on the market in April 2004.

Property 2498 - This project is an approximately 11,000 square foot house in Atherton, California. The home had started construction before work was halted while we pursued our foreclosure action. We currently intend to sell the property in its existing condition and at December 31, 2003 the property was under contract for sale pending close of escrow. Subsequent to December 31, 2003 we extended the close of escrow for this property in order to correct damage which occurred as a result of water intrusion. The cost of the damage is currently estimated at less than $50,000. Once the repairs have been completed, we expect the sale to close escrow.

                         PRIMECORE MORTGAGE TRUST, INC.

                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                   (continued)

                               DECEMBER 31, 2003

5.  NOTES PAYABLE:

We had unsecured borrowings of $4,648,765 at December 31, 2003 compared with $14,095,017 at December 31, 2002 on notes issued to accredited investors through private placements. These notes have varying maturities of up to two years from the date of issuance and bear interest at fixed rates between 6.00 and 12.0 percent with interest payable monthly in arrears. We may repay these notes, without penalty, at our option before their stated maturity. As of December 31, 2003, we estimate that the carrying amounts of our notes payable approximate their fair value based on current borrowing rates available to us.

Additionally, at December 31, 2003, we had $43,752 due on a note payable to financial institutions to finance the cost of our insurance policies compared with $181,912 at December 31, 2002. The note bears interest at 8.770% and requires monthly payments of $11,138.

The following table summarizes the maturities of our notes payable at December 31, 2003:

                   Year                                       Amount
                   ------------------------------   -----------------
                   2004                                  $ 4,312,517
                   2005                                      380,000
                                                    -----------------

                            Total                        $ 4,692,517
                                                    =================


6.  SHAREHOLDERS' EQUITY:

We have authorized 50,000,000 shares of capital stock with a $0.01 par value; 40,000,000 shares are designated Class A Convertible Preferred (Preferred Stock), and 10,000,000 shares are designated as common.

At December 31, 2003 and 2002, there were 100 shares of common stock outstanding.

The 22,229,739 and 22,496,804 shares of Preferred Stock outstanding as of December 31, 2003 and 2002, respectively, rank senior to our common stock as to dividends and liquidation rights. The shares are convertible into, and have voting rights equal to, the same number of shares of our common stock. We will not pay any dividends to the holders of the common stock so long as any Preferred Stock is outstanding.

Preferred Stock dividends and distributions are paid monthly in arrears and were $0.47, $0.96 and $1.12 per share (based on weighted average preferred shares outstanding of 22,442,178, 22,168,539 and 21,450,948) for the years ended 2003,
2002 and 2001. Under the terms of our dividend reinvestment plan shareholders were able to reinvest dividends in additional shares of Preferred Stock. On July 17, 2003 the Board of Directors voted to suspend the payment of dividends until such time as the Board determines that it is in the best interests of the Company to resume their payment.

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

                         PRIMECORE MORTGAGE TRUST, INC.

                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                   (continued)

                               DECEMBER 31, 2003

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

We sold our stock through private placements and have closed five private placements since our inception, issuing 26,161,438 shares at $10.00 per share. We use the proceeds from issuance of our Preferred Stock primarily to fund additional ADC loans and also for working capital purposes. As of December 31, 2003 we did not have an active private placement.


7.   TRANSACTIONS WITH AFFILIATES:

Prior to March 19, 2004, we had the following affiliates all of which were owned by Susan Fox, who, prior to such date was the President, CEO and a Director of the Company: Primecore Funding Group, Inc; 99 El Camino Partners, LLC; Primecore Properties, Inc. During the year ended December 31, 2003, Primecore Funding Group, Inc. received management fees from us, and Primecore Properties, Inc. received real estate commissions in connection with the sale of certain REO properties on which it acted as the listing broker. 99 El Camino Partners, LLC owns the building, which we began leasing in 2004.

On December 19, 2003 our Board of Directors voted not to renew the management agreement with Primecore Funding Group effective December 31, 2003 and will transition to internalized management during the first three months of 2004. On December 23, 2003 we entered into an agreement, effective January 1, 2004 with Primecore Funding Group to provide management services during the transition period concluding on March 31, 2004.

On March 19, 2004, Susan Fox resigned as President, Chief Executive Officer and Director of Primecore Mortgage Trust, Inc. Ms. Fox was retained as a consultant to the Company for a period of 12 months in order to assist with any issues that occur in connection with the transition of management. For her services she will be paid $30,000 per month. We have also agreed to compensate Ms. Fox for her assistance in recovery of legal actions we have brought on some of our former developers. Our agreement with her provides that she will receive 5% of any sums we collect from such legal proceedings. Additionally, we purchased certain furniture, computer equipment and software from her company, Primecore Funding Group, for $200,000. Finally, we have entered into a agreement to lease the premises at 99 El Camino Real, a property owned by 99 El Camino Partners, LLC, a limited liability company in which Susan Fox is the sole member, through December 31, 2004 at a monthly rate of $25,000 through June 30, 2004 and then decreasing to $20,000 per month through December 31, 2004. The agreement also provides that we will pay for real estate taxes, insurance and maintenance associated with the building.

As of March 19, 2004, none of these entities are affiliates of the Company and, as of the date of this filing, except as discussed in this Note 7, we have no business relationships with these entities.

Management Fees

For the year ended December 31, 2003, the portfolio management fees earned by our Manager were $3,808,260 compared with $9,630,701 and $11,345,585 for the years ended December 31, 2002 and 2001.

Real Estate Sales Commissions

We paid real estate sales commissions of $835,500 during the year ended December 31, 2003 to Primecore Properties, Inc., an affiliate compared with $446,350 and

                         PRIMECORE MORTGAGE TRUST, INC.

                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                   (continued)

                               DECEMBER 31, 2003

none during the years ended December 31, 2002 and 2001. The commissions were paid for services provided by Primecore Properties under listing agreements to sell property acquired by us through foreclosure or deed in lieu of foreclosure.

Payable to Affiliate

We owed $121,577 to the manager at December 31, 2003 for fees earned in December 2003 compared with $669,480 payable December 31, 2002. The amounts payable are typically paid the following month.

8.   COMMITMENTS AND CONTINGENCIES:

Litigation

From time to time, we may and have become subject to litigation in connection with our business. In addition, as of December 31, 2003, we were involved in several litigation matters that are considered to be out of the ordinary course of business. The following is a list of non-routine litigation (i.e. suits other than mechanic's lien lawsuits or similar lawsuits in which the Company becomes involved from time to time due to its status as a lender) in which the Company was involved as party, as of December 31, 2003, and in which it is currently believed that potential liability could each exceed $1 million if the Company is unsuccessful in its defense, which the Company does not currently believe will be the case:

1. Baigent, et. al. v. Susan Fox, Primecore Mortgage Trust, Inc., et. al., San Mateo Superior Court Action No. 435648. Approximately 35 shareholders, holding approximately 1,260,000 shares of Preferred Stock, approximately 5% of the Preferred shares of the Company, filed this lawsuit on November 14, 2003. The lawsuit generally alleges that the Company, its former Manager, and two former officers failed to disclose the true risks of the investments made by the plaintiff-shareholders. The Complaint does not specify the amount of damages being sought. The Company filed a petition to compel mediation and binding arbitration, which was granted on January 21, 2004. The Company believes the lawsuit is without merit, intends to vigorously defend against the claims, and believes that it has strong and viable defenses.

2. Showplace Square Lofts Company, LLC v. Primecore, et. al., U.S. Bankruptcy Court (N.D. Cal) No. 02-3157 DM. On June 25, 2002, a borrower filed a complaint against the Company in connection with its bankruptcy. Prior to the time that the bankruptcy case and complaint were filed, the borrower had defaulted under its loan and the Company was proceeding to enforce its rights through foreclosure. The complaint purported to assert claims for avoidance of fraudulent transfer, breach of contract, intentional fraud, negligent misrepresentation, negligence declaratory relief, breach of fiduciary duty, and unfair business practices. The Court has granted summary judgment in favor of the Company on all claims except the claim for transfer in violation of Bankruptcy Code Sec. 544. The Company believes that the lawsuit is wholly without merit. Among other things, the borrower admitted, in a written agreement signed prior to the filing of the case, that it had no claims against the Company, and also provided written releases of any possible claims. The Company intends to vigorously defend against the claims, and believes that it has strong and viable defenses.

3. Bay Area Luxury Homes/Santa Clara 3, LLC v. Primecore, et. al., Bay Area Luxury Homes/Alameda VI, LLC v. Primecore, et. al., Bay Area Luxury Homes/Stern VII, LLC v. Primecore, et. al., U.S. Bankruptcy Court (N.D. Cal.). Three limited liability companies that are under the control of two individuals, both of whom are being sued by Primecore for over $5 million under written guarantees that they signed, filed this series of cases. On or around March 31, 2004, the debtor companies converted their bankruptcies to liquidation bankruptcies under Chapter 7 of the Bankruptcy Code. It is possible that the cases might be dismissed by the Chapter 7 trustee since he or

                         PRIMECORE MORTGAGE TRUST, INC.

                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                   (continued)

                               DECEMBER 31, 2003

she will not have the vested interest that the borrowers had in trying to pursue the claims, which the Company believes are without merit. Among other things, the borrowers all admitted, in written agreements signed prior to the filing of the cases, that they had no claims against the Company, and also signed written releases of any possible claims. If the cases are pursued, the Company intends to vigorously defend against the claims asserted and believes that it has strong and viable defenses.

4. In re JH Country Club Estates, LLC, United States Bankruptcy Court No. 03-11473-AJ 11. This lawsuit involved a claim by a contractor claiming that its mechanic's lien had priority over our deed of trust. The claimant was seeking approximately $1.1 million. Subsequent to December 31, 2003, the matter was resolved by a settlement in which it was agreed that the contractor would receive only $100,000, and with all claims between the parties being dismissed. The Company's title insurance carrier contributed $25,000 toward the settlement, so that the net cost to the Company was only $75,000. The settlement is subject to Bankruptcy Court approval.

5. On March 19, 2004, the Company was served with a Complaint in the matter of Amoroso, et. al. v. Primecore Mortgage Trust, et. al, San Mateo Superior Court. The Complaint, filed by 20 shareholders holding a total of 627,322 shares of Preferred Stock, approximately 3% of the shares of Preferred Stock of the Company, is nearly identical to the Baigent lawsuit discussed above. The Company believes the lawsuit is without merit, intends to vigorously defend against the claims, and believes that it has strong and viable defenses. The Company intends to compel compliance with the mediation and arbitration clause signed by the shareholder-plaintiffs, just as it has done in the Baigent matter.

In addition to the above matters, at December 31, 2003, the Company was involved in several lawsuits in which it sought recovery from borrowers, guarantors, and others. The actions included the following:

1. A lawsuit filed in connection with a loan made on a subdivision project in Marin County. While the Company had written off the loan approximately two years ago, it was felt that legal avenues existed to seek recovery on the loan. The Company filed suit and entered into a settlement subsequent to December 31, 2003. Under the settlement, the Company is entitled to receive $2,300,000 in payments of varying amounts to be made over a 17-month term, beginning in March 2004. In the event that the payments are not made when due, the Company has a right to obtain a stipulated judgment. If and when payments are received, the payments will be reflected in income. The settlement will not be reflected in the financial statements until payments are received, as collection is not reasonably assured. The first payment of $100,000 was received on March 2, 2004.

2. A lawsuit to judicially foreclose upon and obtain a deficiency judgment from a borrower in connection with a loan made on a property in Palo Alto. The Company obtained the property from the borrower as part of a settlement, and,

                         PRIMECORE MORTGAGE TRUST, INC.

                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                   (continued)

                               DECEMBER 31, 2003

subsequent to December 31, 2003, sold the property. In addition, the borrower has agreed to stipulate to judgment in the amount of $750,000. The prospect of collection of the judgment is not reasonably assured, therefore,if and when payments are received, the payments will be reflected in income. No potential recovery is currently reflected in the financial statements.

Construction Contracts

In connection with our development of investments in real estate held for sale, we have entered into contracts with construction companies totaling $1,438,837 to complete these projects where necessary. We will make payments on these contracts as construction progresses in much the same manner we do for our investments in real estate under development.

Guarantees

We have issued indemnity agreements to insurance companies in connection with the sale of certain of our REO properties. The indemnity agreements were provided in order to induce the insurance companies to issue surety bonds covering mechanics liens recorded against properties we owned. The total amount of the surety bonds issued with respect to which we have issued indemnity agreement is $1,262,957. We believe that we have remedies against the mechanics lien claims and that we will not become liable for their payment as such, no amounts have been accrued in the financial statements in connection to these liens.

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

                         PRIMECORE MORTGAGE TRUST, INC.

                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                   (continued)

                               DECEMBER 31, 2003

9.  QUARTERLY STATEMENTS OF OPERATIONS (UNAUDITED):

The following tables contain selected unaudited quarterly financial data for fiscal years 2003 and 2002:

                                                                           Three Months     Three Months
                                       Three Months      Three Months             Ended            Ended
                                              Ended             Ended     September 30,     December 31,
                                     March 31, 2003     June 30, 2003              2003             2003
                                    ---------------- ----------------- ----------------- ----------------
REVENUES:
Income from completed real estate
   development......................   $  2,797,671      $  1,436,429      $  3,984,006      $ 3,154,330
Other...............................         16,157               107                95              760
                                    ---------------- ----------------- ----------------- ----------------
   Total revenues...................      2,813,828         1,436,536         3,984,101        3,155,090

EXPENSES:
Management fees paid to Manager.....      1,127,933         1,096,143           868,137          716,047
Provision for impairment of
   investments in real estate
   development......................        763,059        13,606,038         2,208,575       10,921,967
General, administrative and other...        392,636           250,550           529,883          757,653
                                    ---------------- ----------------- ----------------- ----------------
   Total expenses...................      2,283,628        14,952,731         3,606,595       12,395,667
                                    ---------------- ----------------- ----------------- ----------------

   Net income (loss)................        530,200       (13,516,195)          377,506       (9,240,577)
   Preferred stock dividends and
     distributions..................     (3,930,392)       (3,935,292)       (2,623,554)              --
                                    ---------------- ----------------- ----------------- ----------------

   Net loss allocable to common.....     (3,400,192)      (17,451,487)       (2,246,048)      (9,240,577)
                                    ================ ================= ================= ================

Basic and diluted net loss per
   common share.....................        (34,002)         (174,515)          (22,460)         (92,406)
                                    ================ ================= ================= ================

Basic and diluted weighted-average
   common shares....................            100               100               100              100
                                    ================ ================= ================= ================

                         PRIMECORE MORTGAGE TRUST, INC.

                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                   (continued)

                               DECEMBER 31, 2003




                                                                           Three Months     Three Months
                                       Three Months      Three Months             Ended            Ended
                                              Ended             Ended     September 30,     December 31,
                                     March 31, 2003     June 30, 2003              2003             2003
                                    ---------------- ----------------- ----------------- ----------------
REVENUES:
Income from completed real estate
   development (including $0, $0,
   $981,443 and  $0 from affiliates)   $  1,055,530      $  5,682,996       $ 2,787,906      $   491,757
Other...............................             --            61,957               141          (61,368)
                                    ---------------- ----------------- ----------------- ----------------
   Total  revenues..................      1,055,530         5,744,953         2,788,047          430,389

EXPENSES:
Management fees paid to Manager.....      2,658,152         2,450,403         2,438,338        2,083,808
Provision for impairment of
   investments in real estate
   development......................        145,782         1,327,534         7,992,171       11,772,556
General, administrative and other...        105,505            62,852           117,001          169,542
                                    ---------------- ----------------- ----------------- ----------------
   Total expenses...................      2,909,439         3,840,789        10,547,510       14,025,906
                                    ---------------- ----------------- ----------------- ----------------

   Net income (loss)                     (1,853,909)        1,904,164        (7,759,463)     (13,595,517)
   Preferred stock dividends and
     distributions..................     (5,733,818)       (5,763,743)       (5,871,995)      (3,936,450)
                                    ---------------- ----------------- ----------------- ----------------

   Net loss allocable to common.....   $ (7,587,727)     $ (3,859,579)    $ (13,631,458)   $ (17,531,967)
                                    ================ ================= ================= ================

Basic and diluted net loss per
   common share.....................    $   (75,877)      $   (38,596)      $  (136,315)     $  (175,320)
                                    ================ ================= ================= ================

Basic and diluted weighted-average
   common shares outstanding........            100               100               100              100
                                    ================ ================= ================= ================