Form 10-Q
period 2004-03-31
BELLAVISTA CAPITAL INC
filed 2004-05-14
CIK 1086670

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                         Commission File Number: 0-30507

                            BellaVista Capital, Inc.
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

                         Primecore Mortgage Trust, Inc.
                     99 El Camino Real Menlo Park, CA 94025
              (Former name, former address and former fiscal year,
                         if changed since last report)

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


   The number of shares of convertible preferred stock outstanding as of March 31, 2004 was 22,229,739. The number of shares of common stock outstanding as of
                            March 31, 2004 was 100.

                                       28
Table of Contents

 Part I.    Financial Information


 Item 1.    Financial Statements (unaudited).................................. 2

            Consolidated Balance Sheets as of March 31, 2004 (unaudited) and
            December 31, 2003................................................. 3

            Consolidated Statements of Operations for the Three Months Ended
            March 31, 2004 and 2003 (unaudited)............................... 4

            Consolidated Statement of Shareholders' Equity for the Three Months
            Ended March 31, 2004 (unaudited).................................. 5

            Consolidated Statements of Cash Flows for the Three Months Ended
            March 31, 2004 and 2003 (unaudited)............................... 6

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

 Item 4.    Submission of Matters to a Vote of Security Holders.............. 25

 Item 5.    Other Information................................................ 25

 Item 6.    Exhibits and Reports on Form 8-K................................. 25

            Signatures....................................................... 26

                          Part I. Financial Information

Item 1.  Financial Statements

         Attached are the following unaudited financial statements of BellaVista Capital, Inc., formerly known as Primecore Mortgage Trust, Inc. (the "Company"):

     (1) Consolidated Balance Sheets as of March 31, 2004 (unaudited), and December 31, 2003

     (2) Consolidated Statements of Operations for the Three Months ended March 31, 2004 and 2003 (unaudited)

     (3) Consolidated Statement of Shareholders' Equity for the Three Months ended March 31, 2004 (unaudited)

     (4) Consolidated Statements of Cash Flows for the Three Months ended March 31, 2004 and 2003 (unaudited)

     (5) Notes to Consolidated Financial Statements (unaudited)

         The financial statements referred to above should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2003 as filed with the Securities and Exchange Commission in our Annual Report on Form 10-K filed April 14, 2004.

                            BELLAVISTA CAPITAL, INC.

                           CONSOLIDATED BALANCE SHEETS


                                                                               March 31, 2004
                                                                                  (unaudited)   December 31, 2003
                                                                            ------------------ -------------------
ASSETS:
Investments in real estate under development                                    $  34,500,768       $  34,629,956
Investments in real estate held for sale                                           40,757,269          44,551,722
Cash and cash equivalents                                                          10,776,480          10,701,188
Fixed assets, net                                                                     149,030                  --
Other assets, net                                                                   1,156,416           1,504,472
                                                                            ------------------ -------------------

        Total assets                                                            $  87,339,963       $  91,387,338
                                                                            ================== ===================

LIABILITIES AND SHAREHOLDERS' EQUITY:
Unsecured notes payable (including $0 and $280,000 to a director at March
   31, 2004 and December 31, 2003, respectively)                                  $   930,058       $   4,692,517
Secured notes payable                                                               3,185,000           3,185,000
Accrued expenses and other                                                          1,649,668             235,551
Payable to manager                                                                         --             121,577
                                                                            ------------------ -------------------
        Total liabilities                                                           5,764,726           8,234,645

SHAREHOLDERS' EQUITY:
Preferred stock: par value $0.01, 40,000,000 shares authorized; 22,229,739 shares issued and outstanding at March 31, 2004, and December 31, 2003,
   respectively                                                                   225,142,861         225,142,861
Common stock: par value $0.01, 10,000,000 shares authorized; 100 shares issued and outstanding at March 31, 2004, and December 31, 2003,
   respectively                                                                             1                   1
Accumulated dividends and distributions                                           (90,621,455)        (90,621,455)
Accumulated deficit                                                               (52,946,170)        (51,368,714)
                                                                            ------------------ -------------------
        Total shareholders' equity                                                 81,575,237          83,152,693
                                                                            ------------------ -------------------

        Total liabilities and shareholders' equity                              $  87,339,963       $  91,387,338
                                                                            ================== ===================




                                    The accompanying notes are an integral part of these statements

                            BELLAVISTA CAPITAL, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)




                                                  Three Months    Three Months
                                                         Ended           Ended
                                                 March 31,2004   March 31,2003
                                                --------------- ---------------
REVENUES:
   Income from completed real estate
       development                                $  1,372,634    $  2,797,671
   Income from legal settlements                       210,000              --
   Interest income                                      35,105              --
   Other                                                17,772          16,157
                                                --------------- ---------------
     Total revenues                                  1,635,511       2,813,828
                                                --------------- ---------------

EXPENSES:
   Salaries expense                                     21,838              --
   Facilities expense                                   88,423              --
   Legal and accounting expense                        864,928         170,582
   Insurance expense                                    72,154          80,995
   REO expense                                         124,419          59,038
   Internalization transition expenses                 429,435              --
   Management fees                                     639,698       1,127,933
   Provision for impairment of investments
       in real estate                                  927,480         763,059
   General, administrative and other                    44,592          82,021
                                                --------------- ---------------
     Total expenses                                  3,212,967       2,283,628
                                                --------------- ---------------

   Net (loss) income                                (1,577,456)        530,200
   Preferred stock dividends and distributions              --      (3,930,392)
                                                --------------- ---------------
   Net loss allocable to common                     (1,577,456)     (3,400,192)
                                                =============== ===============

Basic and diluted net loss per common share        $   (15,775)   $    (34,002)
                                                =============== ===============

Basic and diluted weighted-average shares
    outstanding                                            100             100
                                                =============== ===============






         The accompanying notes are an integral part of these statements

                            BELLAVISTA CAPITAL, INC.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    For the three months ended March 31, 2003
                                   (unaudited)

                                 Preferred Stock             Common Stock
                         --------------------------------- -----------------
                                                                                  Accumulated
                                                                                    Dividends
                                                                                          and      Accumulated
                              Shares            Amount      Shares   Amount     Distributions          Deficit          Total
                         --------------- ----------------- -------- -------- ----------------- ---------------- -----------------
Shareholders' equity at
   December 31, 2003.        22,229,739      $225,142,861      100      $ 1     $ (90,621,455)   $ (51,368,714)     $ 83,152,693
Net loss                             --                --       --       --                --       (1,577,456)       (1,577,456)
                         --------------- ----------------- -------- -------- ----------------- ---------------- -----------------
Shareholders' equity at
   March 31, 2004.           22,229,739      $225,142,861      100      $ 1     $ (90,621,455)   $ (52,946,170)     $ 81,575,237
                         =============== ================= ======== ======== ================= ================ =================




                                    The accompanying notes are an integral part of these statements

                                                BELLAVISTA CAPITAL, INC.

                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (unaudited)





                                                                               Three Months          Three Months
                                                                                      Ended                 Ended
                                                                             March 31, 2003        March 31, 2003
                                                                        -----------------------------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss) income                                                             $ (1,577,456)          $   530,200
 Adjustments to reconcile net income (loss) to net cash  provided by
    (used in) operations;
    Provision for impairment of investments in real estate                          927,480               763,059
    Increase in accrued expenses and other                                        1,414,117               523,841
    Decrease in payable to manager                                                 (121,577)             (268,501)
    Decrease in other assets, net                                                   348,056                36,610
                                                                        -------------------- --------------------
         Net cash provided by (used in) operating activities                        990,620             1,585,209
                                                                        -------------------- ---------------------
 CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of fixed assets                                                       (149,030)                   --
    Proceeds from investments in real estate under development and
      property held for sale                                                      8,164,027            15,151,522
    Investments in real estate under development and property held for           (5,163,602)           (7,678,637)
                                                                        -------------------- ---------------------
         Net cash provided by  investing activities.                              2,851,395             7,472,885
                                                                        -------------------- ---------------------
 CASH FLOWS FROM FINANCING ACTIVITIES:
    Adjustment for dividend reinvestment                                                 --               (94,330)
    Issuance of unsecured notes payable                                                  --               250,000
    Repayment of unsecured notes payable                                         (3,766,723)           (2,770,370)
    Payments on secured line of credit, net                                              --            (6,835,573)
    Payment of preferred stock dividends                                                 --            (3,931,045)
                                                                        -------------------- ---------------------
         Net cash  used in financing activities                                  (3,766,723)          (13,381,318)
                                                                        -------------------- ---------------------

           Net increase (decrease) in cash and cash equivalents                      75,292            (4,323,224)
           Beginning cash and cash equivalents                                   10,701,188             4,394,107
                                                                        -------------------- ---------------------
           Ending cash and cash equivalents                                    $ 10,776,480            $   70,883
                                                                        ==================== =====================
 Cash paid for interest, net of amounts capitalized of $84,817 and
    $553,757, for the three months ended March 31, 2004 and 2003,
    respectively                                                                 $       --           $        --

 SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
    AND FINANCING ACTIVITIES:
    Interest accrued on unsecured notes payable                                  $    4,264           $    24,818
                                                                        ==================== =====================


                                    The accompanying notes are an integral part of these statements

                             BELLAVISTA CAPITAL, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)




1.   ORGANIZATION AND BUSINESS:

Organization

The Company, formerly known as Primecore Mortgage Trust, Inc., a Maryland corporation, was formed on March 18, 1999 and commenced operations effective May 1, 1999 as a real estate investment trust (REIT). The Company changed its name to BellaVista Capital, Inc. on April 28, 2004. On October 7, 2003 our Board of Directors voted to withdraw our REIT election effective for the tax year beginning January 1, 2004. We are engaged in the business of investing in residential real estate developments. We are organized in a single operating segment for purposes of making operating decisions and assessing performance. Prior to December 31, 2003, we were managed by Primecore Funding Group, Inc., at the time an affiliated California corporation located in Menlo Park, California.

Consolidated Entities

The Company is the sole member of the following limited liability companies whose operations are consolidated with these financial statements:

         99 Investors, LLC - This entity owns real property in Atherton, California which is being developed into a single family home.

         Sands Drive San Jose, LLC - This entity owns real property in San Jose, California which is being developed into 72 condominiums .

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

Realization of Assets. The Company's liquidity and ability to meet its obligations as they become due are subject to, among other things, its ability to obtain timely repayments of its ADC loans and sales of its investments in real estate held for sale. In the event that repayments are not sufficient to timely meet our commitments, we may be forced to reduce prices on properties we control in order to expedite their repayment. In such cases, the amount of proceeds received could be substantially less than what we would have expected if we allowed a proper marketing period for the property. This would have a negative impact on the estimated net realizable value of our assets and would force the Company to adopt an alternative strategy that may include actions such as seeking additional capital with unfavorable terms. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

                             BELLAVISTA CAPITAL, INC.

                                   (unaudited)

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

Consolidation Policy

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

                             BELLAVISTA CAPITAL, INC.

                                   (unaudited)

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

Net Loss Per Share of Common Stock

Per share amounts for our common stock are computed using the weighted average common shares outstanding during the period. Net loss used in the calculation is increased by declared dividends to preferred shareholders and net income is decreased by declared dividends to preferred shareholders. There are currently no stock options or other dilutive common stock equivalents, and as a result, the basic and diluted weighted average common shares outstanding for the quarters ended March 31, 2004 and 2003 are the same and are 100 shares.


3.   INVESTMENTS IN REAL ESTATE UNDER DEVELOPMENT:

We have made ADC loans with maturity dates generally ranging from 12 to 18 months. As of March 31, 2004 we had nine ADC loans outstanding which are described below.

                             BELLAVISTA CAPITAL, INC.

                                   (unaudited)



                                Final              Face    Amount Funded                                             Carrying
               Interest      Maturity            Amount          (net of       Capitalized        Recognized        Amount of
Description        Rate          Date      of Mortgages        payments)    Interest Costs        Impairment        Mortgages
------------------------ ------------- ----------------- ---------------- ----------------- ----------------- ----------------
Loan 2423        16.50%       12/1/03      $  7,300,000      $ 5,430,208       $   262,555       $   159,436     $  5,533,327
Loan 2442        16.00%        8/1/03         7,000,000        4,802,550           242,264           275,952        4,768,861
Loan 2468        16.50%      12/31/03         3,775,000        2,333,527            96,808                --        2,430,334
Loan 2503        11.50%        6/1/04         7,075,000        5,181,607           133,349         1,582,725        3,732,230
Loan 2504        11.50%        6/1/04         7,950,000        5,866,963           159,232         1,373,894        4,652,301
Loan 2506        13.00%       12/1/03         3,500,000        4,122,998            44,250           548,236        3,619,012
Loan 2517        21.00%        8/4/05         4,135,000        2,159,866           113,136                --        2,273,001
Loan 2518        11.50%       11/1/03         9,400,000        3,430,904           212,108           201,344        3,441,668
Loan 2523         8.00%        8/4/05        11,000,000        4,037,038            12,996                --        4,050,034
                                       ----------------- ---------------- ----------------- ----------------- ----------------
    Total                                  $ 61,135,000     $ 37,365,661      $  1,276,698      $  4,141,587     $ 34,500,768
                                       ================= ================ ================= ================= ================


Loan 2423 - This $7,300,000 loan bears interest at 16.50%, was due on December 1, 2003 and is secured by an approximately 4,200 square foot home in Belvedere, California. The home is complete and on the market for sale and we have no further obligation to fund additional amounts toward the loan. We are currently in negotiations with the borrower to attempt to resolve the default under the loan; if negotiations are unsuccessful in the near term, we will commence foreclosure proceedings.

Loan 2442 - This $7,000,000 loan bears interest at 16.00%, was due on August 1, 2003 and is secured by an approximately 10,000 square foot home in Atherton, California. On December 16, 2003 we recorded a notice of default for this loan and subsequent to March 31, 2004 took title to this property through foreclosure. Although the property has completed construction, we have estimated an additional $119,139 in costs for landsaping and repairs will be necessary to properly market the property for sale.

Loan 2468 - This $3,775,000 loan bears interest at 16.50%, was due on December 31, 2003 and is secured by an approximately 4,000 square foot home in Tiburon, California. As the loan is currently past due we are reviewing our alternatives with respect to this property. We are currently in negotiations with the borrower to attempt to resolve the default under the loan; if negotiations are unsuccessful in the near term, we will commence foreclosure proceedings. Because the loan is in default, the current accrual rate of interest on the loan is 21.5% which is 500 basis points above its note rate. As long as the default is not cured, we have no obligation to fund the remaining obligation of $479,287 remaining on the non interest portion of our commitment. Construction is ongoing and we currently expect the home to be complete and ready for sale in July 2004.

Loan 2503 - This loan is secured by an approximately 8,300 square foot home in Carmel, California. The $7,075,000 loan matures on June 1, 2004 and as of March 31, 2004 we had an additional $373,393 commitment remaining to fund for the non interest portion of the loan. Because the estimated completed value of the property is not sufficient to fully repay the loan, we are not currently accruing interest on the loan. Construction is ongoing and we currently expect the home to be complete and ready for sale in May 2004.

Loan 2504 - This loan is secured by an approximately 7,900 square foot home in Carmel, California. The $7,950,000 loan matures on June 1, 2004 and as of March 31, 2004, we had an additional $385,037 commitment remaining to fund for the non interest portion of the loan. Because the estimated completed value of the property is not sufficient to fully repay the loan, we are not currently accruing interest on the loan. Construction is ongoing and we currently expect the home to be complete and ready for sale in April 2004.

Loan 2506 - This $3,500,000 loan is secured by an approximately 6,400 square foot home in Hillsborough, California. On December 16, 2003 we recorded a notice of default for this loan and subsequent to March 31, 2004 took title to this property through foreclosure. As long as the default is not cured, we have no obligation to fund the $883,098 remaining on the non interest portion of our loan commitment, however, we have elected to continue funding the loan in order to keep the construction in progress. We expect the home to be complete and ready for sale in September 2004.

                             BELLAVISTA CAPITAL, INC.

                                   (unaudited)

Loan 2517 - This $4,135,000 loan is secured by a second deed of trust on 17 condominiums totaling approximately 31,500 square feet in San Mateo, California. Our deed of trust is subordinate to our $11.0 million construction deed of trust, Loan 2523. This note was issued on May 24, 2002, the proceeds of which were used to acquire the property and provide funds for obtaining development approvals, and was modified on August 3, 2003 as part of the agreement to provide an additional $11.3 million for funds needed to construct the condominiums. The note bears interest at 21%, which is accrued and payable August 4, 2005, the loan's maturity date. We have fully funded the non interest portion of our commitment.

Loan 2518 - This $9,400,000 loan is secured by a deed of trust on an approximately 6,400 square foot home in Tiburon, California. This note was issued on July 29, 2002, the proceeds of which were used to acquire the property and provide funds for construction, bears interest at 11.5% and matured on November 1, 2003. Because the estimated completed value of the property is not sufficient to fully repay the loan, we are not currently accruing interest on the loan. The loan is in default and we are currently reviewing our options with regard to this loan. We estimate approximately $3,420,332 will be needed to complete this property. Construction on the property was halted after framing and there is no construction activity currently associated with the property; we are currently in negotiations with the borrower to attempt to resolve the default under the loan. If negotiations are unsuccessful in the near term, we will commence foreclosure proceedings.

Loan 2523 - This $11,000,000 loan is secured by a first deed of trust on 17 condominiums totaling approximately 31,500 square feet in San Mateo, California. The note was issued on August 4, 2003, the proceeds of which will be used for construction of the condominiums. The note bears interest at 8.00%, which is accrued and payable August 4, 2005, the loan's maturity date. On February 27, 2004 we modified this loan by reducing the interest rate from 16.00% and decreasing the loan amount to $11,000,000 from $11,300,000 which reflects a decrease in our interest reserve due to the reduction in our interest rate. As of December 31, 2003 we had $5,662,962 remaining to fund on the non interest portion of our loan committment.


4. INVESTMENT IN REAL ESTATE HELD FOR SALE:

As of March 31, 2004, we or our wholly-owned subsidiaries held title to 13 properties which we received through foreclosure, by deed in lieu of foreclosure, or as a result of an agreement dated October 17, 2002, pursuant to which all membership interests in 99 Investors, LLC were transferred to us. The properties are described below:


                                                                                        Carrying           Estimated
                          Amount Funded         Capitalized         Recognized          Amount of           Costs to
Description            (net of payments)     Interest Costs         Impairment           Property           Complete
--------------------- ------------------ ------------------ ------------------- ------------------ -----------------
Property 2216              $  8,902,383         $  556,568        $ 2,145,617        $ 7,313,333       $ 24,500,000
Property 2345                 4,168,413            189,228                 --          4,357,641            121,533
Property 2368                 1,912,416             76,401                 --          1,988,816          1,134,230
Property 2396                 2,233,478             99,209            813,805          1,518,882            619,526
Property 2407                 2,226,598             69,015                 --          2,295,613                 --
Property 2443                   685,683             34,890                 --            720,573          1,504,579
Property 2446                 1,191,422             81,133            675,655            596,900                 --
Property 2455                10,634,952            381,054          5,417,299          5,598,707          1,167,411
Property 2462                 7,114,649            291,275          3,501,260          3,904,665            325,335
Property 2465                   208,423             13,076                 --            221,499                 --
Property 2473                 6,601,754            415,304          1,417,876          5,599,182                 --
Property 2492                 3,371,752            104,592            665,388          2,810,956            126,611
Property 2498                 6,906,890            346,720          3,423,110          3,830,502                 --
                      ------------------ ------------------ ------------------- ----------------- ------------------
Total                     $  56,158,813        $ 2,658,465       $ 18,060,010       $ 40,757,269       $ 29,499,225
                      ================== ================== =================== ================= ==================

                             BELLAVISTA CAPITAL, INC.

                                   (unaudited)

Property 2216 - This is an approximately 8 acre parcel which has been approved for development of 72 townhomes and condominiums totaling approximately 123,372 square feet in San Jose, California. We have contracted with an outside party to provide development and construction management services for this property. As of March 31, 2004 we were waiting to secure our grading permit in order to begin work on the project. We currently anticipate breaking ground in May 2004.

Property 2345 - This is an approximately 7,000 square foot home in the Pacific Heights neighborhood of San Francisco, California. It is currently under construction and is expected to be complete and on the market in May 2004.

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

Property 2407 - This property consists of 6 subdivided and improved lots in San Rafael, California. The lots are approved, subject to design review, for 6 single family homes. We currently intend to sell the lots either singly or in bulk. The property was under contract to sell, however the buyer failed to perform. As of March 31, 2004 we were negotiating another sale with interested parties.

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

Property 2446 - This project is designed to be an approximately 5,500 square foot home in unincorporated Santa Clara County adjacent to the city limits of Los Gatos. The project design has been approved and we are currently working with our architect to produce construction drawings. Subsequent to March 31, 2004 we entered into a contract to sell the property in its existing condition. The contract is ratified pending close of escrow.

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

Property 2473 - This project is an approximately 13,000 square foot home in Pebble Beach, California. The property is approved for development but no construction has taken place on the property. In March 2004 we entered into a contract to sell this property. As of March 31, 2004 the contract is ratified pending close of escrow.

Property 2492 - This is an approximately 4,500 square foot home in Portola Valley, California. The property is complete an was listed for sale in April 2004.

                             BELLAVISTA CAPITAL, INC.

                                   (unaudited)

Property 2498 - This project is an approximately 11,000 square foot house in Atherton, California. The home had started construction before work was halted while we pursued our foreclosure action. We currently intend to sell the property in its existing condition and at December 31, 2003 the property was under contract for sale pending close of escrow. Subsequent to December 31, 2003 we extended the close of escrow for this property in order to correct damage which occurred as a result of water intrusion. Subsequent to March 31, 2004, the repairs were completed and the sale closed escrow.

5.  NOTES PAYABLE:

We had unsecured borrowings of $919,000 at March 31, 2004 compared with $4,648,765 at December 31, 2003 on notes issued to accredited investors through private placements. These notes have varying maturities of up to two years from the date of issuance and bear interest at fixed rates between 10.00 and 12.0 percent with interest payable monthly in arrears. As of March 31, 2004, we estimate that the carrying amounts of our notes payable approximate their fair value based on current borrowing rates available to us.

Additionally, at March 31, 2004, we had $11,058 due on a note payable to a financial institution to finance the cost of our insurance policies compared with $43,752 at December 31, 2003. The note bears interest at 8.770% and requires monthly payments of $11,138.

All of our notes payable at March 31, 2004 will mature by December 31, 2004.

6.  SHAREHOLDERS' EQUITY:

We have authorized 50,000,000 shares of capital stock with a $0.01 par value; 40,000,000 shares are designated Class A Convertible Preferred (Preferred Stock), and 10,000,000 shares are designated as common.

At March 31, 2004 and December 31, 2003, there were 100 shares of common stock outstanding.

The 22,229,739 shares of Preferred Stock outstanding as of March 31, 2004 and December 31, 2003, rank senior to our common stock as to dividends and liquidation rights. The shares are convertible into, and have voting rights equal to, the same number of shares of our common stock. We will not pay any dividends to the holders of the common stock so long as any Preferred Stock is outstanding.

Holders of our Preferred Stock do not have a right to redeem their shares. Our Board of Directors has adopted a stock redemption policy for Preferred shareholders who wish to sell their shares to us. The policy may be modified or terminated at the Board's discretion at any time. Under this policy we will repurchase shares, at fair market value, as determined by our Board of Directors, utilizing 25% of "free cash flow" for such purposes. "Free cash flow" means the total of all proceeds from repayments of loans and all net proceeds from the sale of real-estate-owned properties in the Company's portfolio during a Repurchase Period, and then subtracting from such total amounts due during the same period for (i) existing loan commitments, (ii) debt payments to third parties, (iii) dividend or other distributions to shareholders, and (iv) operating expenses. The periods between October 1 and March 31 of the following year, and April 1 and September 30 are each a "Repurchase Period" for the purposes of calculating "free cash flow". Redemption of shares is always subject to availability of funds for redemption purposes. All redemption requests will be determined and acted upon in accordance with the best interests of the Company. We will not sell or otherwise liquidate any portion of our mortgage loan portfolio or other assets to fund a redemption request. There were no stock repurchases during the three months ended March 31, 2004.

We sold our stock through private placements and have closed five private placements since our inception, issuing 26,161,438 shares at $10.00 per share. We used the proceeds from issuance of our Preferred Stock primarily to fund additional ADC loans and also for working capital purposes. As of March 31, 2004 we did not have an active private placement.

                             BELLAVISTA CAPITAL, INC.

                                   (unaudited)

7.   TRANSACTIONS WITH AFFILIATES:

Prior to March 19, 2004, we had the following affiliates all of which were owned by Susan Fox, who, prior to such date was the President, CEO and a Director of the Company: Primecore Funding Group, Inc; 99 El Camino Partners, LLC; Primecore Properties, Inc. During the three months ended March 31, 2004, Primecore Funding Group, Inc. received management fees from us, and Primecore Properties, Inc. received real estate commissions in connection with the sale of certain REO properties in situations where it acted as the listing broker. 99 El Camino Partners, LLC owns the building, that we began leasing on January 1, 2004.

On December 19, 2003 our Board of Directors voted not to renew the management agreement with Primecore Funding Group effective December 31, 2003 and transitioned to internalized management during the first three months of 2004. On December 23, 2003 we entered into an agreement, effective January 1, 2004 with Primecore Funding Group to provide management services during the transition period concluding on March 31, 2004.

On March 19, 2004, Susan Fox resigned as President, Chief Executive Officer and Director of Primecore Mortgage Trust, Inc. Ms. Fox was retained as a consultant to the Company for a period of 12 months in order to assist with any issues that occur in connection with the transition of management. For her services she will be paid $30,000 per month. We have recognized all 12 monthly payments due under the contract as expense during the three months ended March 31, 2004. We have also agreed to compensate Ms. Fox for her assistance in recovery of legal actions we have brought on some of our former developers. Our agreement with her provides that she will receive 5% of any sums we collect from such legal proceedings. Additionally, we purchased certain furniture, computer equipment and software from her company, Primecore Funding Group, for $200,000. Finally, we have entered into a agreement to lease the premises at 99 El Camino Real, a property owned by 99 El Camino Partners, LLC, a limited liability company in which Susan Fox is the sole member, through December 31, 2004 at a monthly rate of $25,000 through June 30, 2004 and then decreasing to $20,000 per month through December 31, 2004. The agreement also provides that we will pay for real estate taxes, insurance and maintenance associated with the building.

As of March 19, 2004, none of these entities are affiliates of the Company and, as of the date of this filing, except as discussed in this Note 7, we have no business relationships with these entities.

Management Fees

For the three months ended March 31, 2004, the portfolio management fees earned by our Manager were $639,698 compared with $1,127,933 for the three months ended March 31, 2003.

Real Estate Sales Commissions

We paid real estate sales commissions of $102,550 during the three months ended March 31, 2004 to Primecore Properties, Inc., compared with $194,600 during the three months ended March 31, 2003. The commissions were paid for services provided by Primecore Properties under listing agreements to sell property acquired by us through foreclosure or deed in lieu of foreclosure.

                             BELLAVISTA CAPITAL, INC.

                                   (unaudited)

8. COMMITMENTS AND CONTINGENCIES:

Leases

We are obligated to make payments under certain office and equipment leases. During the three months ended March 31, 2004 we recognized $75,000 expense for such leases compared to none during the three months ended March 31, 2003. As of March 31, 2004 our future minimum annual lease payments under non-cancelable operating leases was as follows:

Year                                                        Amount
----                                                        ------
2004  (Remaining nine months)                              214,761
2005                                                        26,348
2006                                                        22,534
2007                                                        14,039
                                               --------------------
         Total                                             277,682
                                               ====================


Litigation

From time to time, we may and have become subject to litigation in connection with our business. In addition, as of March 31, 2004, we were involved in several litigation matters that are considered to be out of the ordinary course of business. The following is a list of non-routine litigation (i.e. suits other than mechanic's lien lawsuits or similar lawsuits in which the Company becomes involved from time to time due to its status as a lender) in which the Company was involved as party, as of March 31, 2004, and in which it is currently believed that potential liability could each exceed $1 million if the Company is unsuccessful in its defense, which the Company does not currently believe will be the case:

     1. Baigent, et. al. v. Susan Fox, Primecore Mortgage Trust, Inc., et. al., San Mateo Superior Court Action No. 435648. Approximately 35 shareholders, holding approximately 1,260,000 shares of Preferred Stock, approximately 5% of the Preferred shares of the Company, filed this lawsuit on November 14, 2003. The lawsuit generally alleges that the Company, its former Manager, and two former officers failed to disclose the true risks of the investments made by the plaintiff-shareholders. The Complaint does not specify the amount of damages being sought. The Company filed a petition to compel mediation and binding arbitration, which was granted on January 21, 2004. An initial mediation session was held on March 31, 2004, which was unsuccessful. Plaintiffs have given notice of their intent to arbitrate the claims. The Company believes the lawsuit is without merit, intends to vigorously defend against the claims, and believes that it has strong and viable defenses.

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

                             BELLAVISTA CAPITAL, INC.

                                   (unaudited)

     3. Bay Area Luxury Homes/Santa Clara 3, LLC v. Primecore, et. al., Bay Area Luxury Homes/Alameda VI, LLC v. Primecore, et. al., Bay Area Luxury Homes/Stern VII, LLC v. Primecore, et. al., U.S. Bankruptcy Court
        (N.D. Cal.). Three limited liability companies that are under the control of two individuals, both of whom are being sued by Primecore for over $5 million under written guarantees that they signed, filed this series of cases. On or around March 31, 2004, two of the debtor companies converted their bankruptcies to liquidation bankruptcies under Chapter 7 of the Bankruptcy Code. It is possible that the cases might be dismissed by the Chapter 7 trustee since he or she will not have the vested interest that the borrowers had in trying to pursue the claims, which the Company believes are without merit. Among other things, the borrowers all admitted, in written agreements signed prior to the filing of the cases, that they had no claims against the Company, and also signed written releases of any possible claims. If the cases are pursued, the Company intends to vigorously defend against the claims asserted and believes that it has strong and viable defenses.

     4. Amoroso, et. al. v. Primecore Mortgage Trust, et. al, San Mateo Superior Court. The Complaint, filed by 20 shareholders holding a total of 627,322 shares of Preferred Stock, approximately 3% of the shares of Preferred Stock of the Company, is nearly identical to the Baigent lawsuit discussed above. The Company believes the lawsuit is without merit, intends to vigorously defend against the claims, and believes that it has strong and viable defenses. Plaintiffs and the Company have agreed to mediate, and, if necessary, arbitrate the disputes between plaintiffs and the Company.

In addition to the above matters, at March 31, 2004, the Company was involved in several lawsuits in which it sought recovery from borrowers, guarantors, and others. The actions included the following:

     1. A lawsuit filed in connection with a loan made on a subdivision project in Marin County. While the Company had written off the loan approximately two years ago, it was felt that legal avenues existed to seek recovery on the loan. The Company filed suit and entered into a settlement with the key defendants in February 2004. Under the settlement, the Company is entitled to receive $2,300,000 in payments of varying amounts to be made over a 17-month term, beginning in March 2004. In the event that the payments are not made when due, the Company has a right to obtain a stipulated judgment. If and when payments are received, the payments will be reflected in income. The settlement will not be reflected in the financial statements until payments are received, as collection is not reasonably assured. The first payment of $100,000 was received on March 2, 2004, and the second payment of $100,000 was received on April 2, 2004. In addition, the Company obtained a settlement from a co-defendant in the amount of $110,000, which amount has been paid.

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

     3. A lawsuit to collect against two guarantors of indebtedness. The Company is seeking approximately $7.5 million in damages. The matter is currently set for trial on September 13, 2004.

                             BELLAVISTA CAPITAL, INC.

                                   (unaudited)

Construction Contracts

In connection with our development of investments in real estate held for sale, we have entered into contracts with construction companies totaling $260,117 to complete these projects where necessary. We will make payments on these contracts as construction progresses in much the same manner we do for our investments in real estate under development.

Guarantees

We have issued indemnity agreements to insurance companies in connection with the sale of certain of our REO properties. The indemnity agreements were provided in order to induce the insurance companies to issue surety bonds covering mechanics liens recorded against properties we owned. The total amount of the surety bonds issued with respect to which we have issued indemnity agreement is $1,274,674. We believe that we have remedies against the mechanics lien claims and that we will not become liable for their payment as such, no amounts have been accrued in the financial statements in connection to these liens.

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

9.  SUBSEQUENT EVENTS

Subsequent to March 31, 2004, we agreed to pay $640,000 to settle a dispute with a contractor on two projects that were constructed for our subsidiary, 99 Investors, lLC. We have recognized $640,000 in legal expense during the three months ended March 31, 2004 for this liability.

On April 28, 2004 the Company changed its name to Bellavista Capital, Inc. from Primecore Mortgage Trust, Inc.

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

Overview

During the three months ended March 31, 2004 we focused our efforts on the transition to internal management. Our Chief Executive Officer, Susan Fox, resigned on March 19, 2004 and Michael Rider, our Chief Financial Officer was named President and Chief Executive Officer. We hired the employees necessary to manage our operations and secured office space through the end of 2004 and purchased necessary furniture and computer equipment. Additionally, we secured a new name, BellaVista Capital, which will help to identify our business as a provider of real estate capital as distinguished from a mortgage REIT.

We also continued the process of completing and liquidating our current non performing portfolio of assets. During the three months ended 2004 we closed five investments totaling proceeds of approximately $9.5 million. During this period we also sold our REO property in Pebble Beach. The property is expected to close escrow in May 2004. We continued to make progress toward completing construction of our ADC Loans and REO properties, funding approximately $5.2 million in construction costs, and had two properties complete construction in April.

Additionally, we began work on our 72 unit project in San Jose which is being developed in our wholly owned subsidiary, Sands Drive San Jose, LLC. We selected an experienced development team to guide the project through construction and sell out. We are expecting to break ground in May 2004 and have the first units available for sale by the end of the year.

Finally, we began our efforts to seek new investment opportunities. These new opportunities have been obtained primarily through existing relationships. During the first three months of 2004 we reviewed a number of new opportunities and provided letters of interest on a few. We are in the process of negotiating those deals, and managed to agree to terms and receive Board of Director approval in April to proceed with one new investment of approximately $1 million. We expect to implement our marketing plan during the second quarter as we have now secured our new name and have begun to develop our marketing materials. With the implementation of our marketing plan we expect to generate substantially greater deal flow.

Results of Operations

Revenue

During the three months ended March 31, 2004 we reported income from real estate developments of $1,372,634 from closing five of our investments compared with $2,797,670 for the three months ended March 31, 2003, respectively. Our income decreased during the three months ended March 31, 2004 compared to the three months ended March 31, 2003 as a result of the decrease in the amount of loan repayments during the comparable periods. Income from real estate developments is a function of the amount of collections we receive from our investments and our repayments during the three months ended March 31, 2004 were 54% of the amount received during the three months ended March 31, 2003.

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

                                                     March 31,     December 31,
                                                          2004             2003
                                                --------------- ----------------
Investments in real estate under development      $ 34,500,768    $  34,629,956
Investments in real estate held for sale            40,757,269       44,551,722
                                                --------------- ----------------
Total investments in real estate per US GAAP        75,258,037       79,181,678
Add:   GAAP impairments                             22,201,596       26,436,565
   Accrued interest and points                      32,714,934       38,360,634
Less:  Capitalized interest                         (3,935,160)      (4,633,962)
                                                --------------- ----------------
Balance owed on real estate investments            126,239,407      139,344,915
Amount estimated uncollectible                     (43,559,663)     (54,162,649)
                                                --------------- ----------------
Realizable value of investments in real estate    $ 82,679,744    $  85,182,266
                                                =============== ================

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

Stock Redemption Price

We provide liquidity to our Preferred Stock holders through the repurchase of outstanding shares. Because our Preferred Stock does not trade in any secondary market, another method must be used to determine the fair market value in order to set the repurchase price. The Board has determined that the value of the stock should be determined with reference to the Net Realizable Value of our assets. Therefore, in accordance with the resolutions of the Board of Directors, the following calculation determines the fair market value of our stock at March 31, 2004 and December 31, 2003 for purposes of our redemption policy:

                                                     March 31,     December 31,
                                                          2004             2003
                                                --------------- ----------------
Cash                                             $  10,776,480    $  10,701,188
Other assets                                         1,305,446        1,504,470
Realizable value of investments in real estate      82,679,744       85,182,266
                                                --------------- ----------------
Total realizable assets                             94,761,670       97,387,924
Total liabilities                                   (5,764,726)      (8,234,645)
                                                --------------- ----------------
Net realizable assets                               88,996,944       89,153,279
Preferred shares outstanding                        22,229,739       22,229,739
                                                --------------- ----------------
Net realizable assets per share                     $     4.00       $     4.01
                                                =============== ================

Expenses

In the past, all of our day-to-day operations were performed by Primecore Funding Group, Inc, operating under a written management agreement. Before January 1, 2004, we did not have any employees, and substantially all of our operating costs were paid through our management fee. On December 19, 2003 our Board of Directors voted not to renew our management agreement with Primecore Funding Group effective December 31, 2003 and we transitioned to internalized management during the first three months of 2004. The Board believes that this action will result in greater transparency to the shareholders, increased accountability of the employees to the Board of Directors and the ability to better manage company costs. On December 23, 2003 we entered into an agreement, effective January 1, 2004 with Primecore Funding Group to provide management services during the transition period. This agreement served to provide for a smooth transition from outside management to our internal management and is believed to be fair compensation for the services provided.

During the three months ended March 31, 2004, our management fee expense was $639,698 compared with $1,127,933 during the three months ended March 31, 2003. The decrease in our management fee expense reflects the revised contract terms and the transitional aspect of the services that were provided. During this period we completed our transition from outside management to internal management and we will therefore have no further management fee expense in future periods.

We recorded facilities expenses of $88,423 in connection with the costs of leasing and maintaining our office building. In prior years these costs were paid by our manager. Our lease provides for monthly payments of $25,000 through June 30, 2004 and then decreasing to $20,000 per month through December 31, 2004, when the lease expires. We are also responsible for payment of real estate taxes, insurance and maintenance during the term of our lease. Upon expiration of the lease we plan to relocate our offices.

Legal and accounting expenses totaled $874,928 during the three months ended March 31, 2004 compared with $170,582 during the three months ended March 31, 2003. Included in legal expenses is a $640,000 accrual for settlement of a dispute over the amounts due under contruction contracts to build two of our REO properties. The remaining increase of approximately $54,000 over the same period last year is due to an increased amount of legal activities related to properties with which we are involved. We expect to incur legal expenses at about the same rate as during the three months ended March 31, 2004 over the next 18 months as we continue work to resolve our disputes arising out of our current portfolio of non performing investments.

We incurred $124,419 of expenses related to the acquisition, carrying and disposal of our REO properties during the three months ended March 31, 2004 compared with $59,038 during three months ended March 31, 2003. The expenses have increased over the prior period primarily as a result of the increased carrying costs associated with completed REO properties and the costs to fix water damage to a property that is under contract to sell. We expect these REO expenses to decrease as we continue to complete and sell our REO properties.

We recorded a provision for impairment of $927,480 during the three months ended March 31, 2004 compared with $763,059 during the three months ended March 31, 2003. The impairments resulted from two factors: the decision to sell one of our REO properties as land rather than to complete contruction and list the property for sale; and unanticipated costs needed to complete two REO properties.

Liquidity and Capital Resources

Liquidity means the need for, access to and uses of cash. Our principal source of liquidity is the repayment of our real estate investments. Our principal demands for liquidity are funds that are required to satisfy obligations under existing loan commitments, operating expenses, interest expense associated with our indebtedness and debt repayments.

During the three months ended March 31, 2004 we collected proceeds of approximately $9.5 million from our investments, including income of approximately $1.4 million. With those proceeds we invested approximately $5.2 million toward completing our existing investments and used approximately $3.8 million to pay down our debt. As of March 31, 2004 we have almost completely retired our unsecured debt and expect that our current portfolio of investments will generate approximately $20 million in cash for new investments during the remaining nine months of 2004. These investible funds will be in excess of the cash we estimate that we will need to continue to complete our existing portfolio of assets.

Sources of cash

As of March 31, 2004 our primary source of liquidity was the repayment of our investments in real estate. We do have the ability to borrow money from various financial institutions using our REO properties as collateral if we determine that we need additional liquidity. We do not currently expect that we will have such a need during the next 12 months.

In order to receive repayment on our investments, the property typically must be completed and sold to third parties. Accordingly, our repayments are a function of our developers' ability, or our ability in the case of REO properties, to complete and sell the properties developed. The following table summarizes our liquidity expectations for the 22 investments held at March 31, 2004. The expected proceeds in the table are higher than our net realizable value estimates because they include our estimated costs to complete.



                                                        Expected Proceeds
                                                       -------------------
Investments under contract pending
    close of escrow                                         $  10,884,621
Investments offered for sale                                   18,142,000
Investments under construction scheduled
  to be complete and on the market:
   Q2 2004                                                     21,291,000
   Q3 2004                                                     18,941,000
   Q1 2005                                                     20,350,683
   Q4 2005                                                     31,813,333
                                                       -------------------
       Total                                                $ 121,422,637
                                                       ===================


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

Uses of Cash

The following table sets forth the projected timing and amount of our obligations over the next three years, without taking into account new loans that may be made in 2004, 2005 and 2006:


 Obligation                              Total               2004                2005               2006
                            ------------------- ------------------ ------------------- --------------------
 Investment fundings              $ 40,952,473       $ 24,570,015        $ 11,784,242       $  4,598,216
 Short term notes payable              930,058            930,058                  --                 --
 Secured note payable                3,185,000          3,185,000                  --                 --
                            ------------------- ------------------ ------------------- --------------------
 Total                            $ 45,067,531       $ 28,685,073        $ 11,784,242       $  4,598,216
                            =================== ================== =================== ====================

Investment fundings are our largest use of our cash. At March 31, 2004 we estimated costs to complete investments in our portfolio were approximately $41.0 million. These amounts will be funded as construction progresses on our investments. The exact timing of the investment fundings is dependent on several factors including weather, governmental regulation and developer related issues, so the timing of investment fundings in the above table is an estimate based on information available to us at this time. Additionally, we expect the amount of actual investment fundings to be higher than our obligation existing at March 31, 2004 as we continue to make and fund new loan commitments in 2004 and beyond.

We have approximately $930,000 in unsecured notes payable at March 31, 2004. In order to save interest costs, we intend to retire these notes as quickly as possible.

Our secured note payable is secured by an REO property and is due in 2030, however it will be repaid upon sale of the property it secures. We currently expect that property to complete construction and sell during 2004.

We have a redemption policy for shareholders who wish to sell their shares to us. The policy may be modified or terminated at the Board's discretion at any time. Currently, we will repurchase shares, at fair market value, as determined by our Board of Directors, utilizing 25% of "free cash flow" for such purposes. "Free cash flow" means the total of all proceeds from repayments of loans and all net proceeds from the sale of real-estate-owned properties in the Company's portfolio during a Repurchase Period, and then subtracting from such total amounts due during the same period for (i) existing loan commitments, (ii) debt payments to third parties, (iii) dividend or other distributions to shareholders, and (iv) operating expenses. The periods between October 1 and March 31 of the following year, and April 1 and September 30 are each a "Repurchase Period" for the purposes of calculating "free cash flow". Redemption of shares is always subject to availability of funds and all redemption requests are acted upon in accordance with the best interests of the Company. We will not sell or otherwise liquidate any portion of our mortgage loan portfolio or other assets to fund a redemption request. The following results were achieved during the Repurchase Period from October 1, 2003 to March 31, 2004:


                                                                    Six months
                                                                         Ended
                                                                March 31, 2004
                                                              -----------------
Cash flow from operations                                          $ 1,294,940
Cash flow from investing activities                                 14,427,665
Repayments of unsecured notes payable                               (5,233,377)
Dividends and distributions                                                 --
                                                              -----------------
Total "Free Cash Flow"                                              10,489,228
Repurchase percentage                                                       25%
                                                              -----------------
Funds presently anticipated to be
    available for stock repurchase                                $  2,622,307
                                                              =================


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


ITEM 4.   CONTROLS AND PROCEDURES.

 Within the past 90 days we carried out an evaluation, under the supervision of Michael Rider, the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, Mr. Rider has concluded that those controls and procedures were effective in making known to them, on a timely basis, the material information needed for the preparation of this report on Form 10-Q. There were no significant changes in the Company's internal controls or in other factors that could significantly affect those internal controls since the date of their evaluation.

Reportable conditions involve matters relating to significant deficiencies in the design or operation of internal controls that, in an auditor's judgment, could adversely affect a company's ability to record, process, summarize, and report financial data consistent with the assertions of management in the financial statements.

Our auditors identified the following two reportable conditions in connection with their audit of our 2003 Financial Statements: (i) there was a lack of evidence indicating that journal entries were reviewed and approved by appropriate finance department personnel as part of the periodic closing process; and (ii) there were not sufficient personnel in the accounting and finance department which, the auditors noted, was due in part to the assumption of additional duties by our CFO after the resignation of our CEO. Our auditors determined that these significant deficiences, in the aggregate, do not constitute material weaknesses in the system of internal controls.

The Company is currently seeking a controller for its accounting department who will be responsible for overseeing accounting functions and reporting to our Chief Financial Officer which will address these reported conditions.

                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

Refer to Financial Statements Note 8 for a discussion of Legal Proceedings

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

(a) Not Applicable.

(b) Not Applicable.

(c) Sales of Equity Securities.

     Between January 1, 2004 and March 31, 2004, we did not sell any shares of our Class A Convertible Preferred stock.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

Exhibits included with this Form 10-Q following the signature page, or those incorporated by reference to other filings are:

3i.1 Articles of Incorporation of the Company are hereby incorporated herein by reference from Exhibit 3(i) to the Company's Registration Statement on Form 10-12G, filed on April 28, 2000

3i.2 Articles Supplementary of the Company are hereby incorporated herein by reference from Exhibit 99.1 to the Company's Registration Statement on Form 10-12G, filed on April 28, 2000

3ii.1 Bylaws, Amended March 21, 2000 are hereby incorporated herein by reference from Exhibit 3(ii) to the Company's Registration Statement on Form 10-12G, filed on April 28, 2000

3ii.2 Bylaws, Amended March 1, 2001 are hereby incorporated herein by reference from Exhibit 3ii.2 to the Company's Annual Report on Form 10-K, filed on March 30, 2001

4.1 Specimen Stock Certificate is hereby incorporated herein by reference from Exhibit 99.2 to the Company's Registration Statement on Form 10-12G, filed on April 28, 2000

4.2 Registration Rights Agreement is hereby incorporated herein by reference from Exhibit 4.1 to the Company's Registration Statement on Form 10-12G, filed on April 28, 2000

4.3 Founder's Registration Rights Agreement is hereby incorporated herein by reference from Exhibit 4.2 to the Company's Registration Statement on Form 10-12G, filed on April 28, 2000

10.1 Agreement Regarding Affiliate Loans dated November 17, 2002 is hereby incorporated herein by reference from Exhibit 10.2 on Form 8-K filed on December 20, 2002

10.2 Amended and Restated Management Agreement dated November 17, 2002 is hereby incorporated herein by reference from Exhibit 10.1 on Form 8-K, filed on December 20, 2002

10.3 Letter agreement with Primecore Funding Group, Inc. and Susan Fox is hereby incorporated herein by reference from the Company's Annual Report on Form 10-K filed on April 14, 2004

11.1   Statement regarding computation of per share earnings

31.1   Certification of Chief Executive Officer and Chief Financial Officer

32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002


(b)    Reports on Form 8-K

On January 27, 2004 the Company filed a Report on Form 8-K disclosing the non-renewal of the Management Agreement with Primecore Funding Group, Inc.

On March 22, 2004 the Company filed a Report on Form 8-K disclosing the resignation of Susan Fox.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   May 14, 2004                   /s/ MICHAEL RIDER
                                        -----------------
                                        Michael Rider, President
                                        and Chief Financial Officer