Form 10-Q
period 2004-06-30
BELLAVISTA CAPITAL INC
filed 2004-08-23
CIK 1086670

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

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


     The number of shares of convertible preferred stock outstanding as of August 18, 2004 was 19,850,875. The number of shares of common stock outstanding as of June 30, 2004 was 100.

Table of Contents

   Part I.  Financial Information


 Item 1.    Financial Statements (unaudited).................................. 2

            Consolidated Balance Sheets as of June 30, 2004 (unaudited) and
                December 31, 2003............................................. 3

            Consolidated Statements of Operations for the Three Months and
                Six Months Ended June 30, 2004 and 2003 (unaudited)........... 4

            Consolidated Statement of Shareholders' Equity for the Three
                Months Ended June 30, 2004 (unaudited)........................ 5

            Consolidated Statements of Cash Flows for the Three Months Ended
                June 30, 2004 and 2003 (unaudited)............................ 6

            Notes to the Consolidated Financial Statements (unaudited)........ 7

 Item 2.    Management's Discussion and Analysis of Financial Condition and
                Results of Operations........................................ 16

 Item 3.    Quantitative and Qualitative Disclosures about Market Risk....... 21

 Item 4.    Controls and Procedures.......................................... 21


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

            Signatures....................................................... 23

                          Part I. Financial Information

Item 1. Financial Statements


         Attached are the following unaudited financial statements of BellaVista Capital, Inc., formerly known as Primecore Mortgage Trust, Inc. (the "Company"):

     (1) Consolidated Balance Sheets as of June 30, 2004 (unaudited), and December 31, 2003

     (2) Consolidated Statements of Operations for the Three Months and Six Months ended June 30, 2004 and 2003 (unaudited)

     (3) Consolidated Statement of Shareholders' Equity for the Six Months ended June 30, 2004 (unaudited)

     (4) Consolidated Statements of Cash Flows for the Six Months ended June 30, 2004 and 2003 (unaudited)

     (5) Notes to Consolidated Financial Statements (unaudited)

         The financial statements referred to above should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2003 as filed with the Securities and Exchange Commission in our Annual Report on Form 10-K filed April 14, 2004.

                            BELLAVISTA CAPITAL, INC.

                           CONSOLIDATED BALANCE SHEETS



                                            June 30, 2004
                                              (unaudited)   December 31, 2003
                                         ----------------- -------------------
ASSETS:
Investments in real estate
   under development                        $  27,155,355       $  34,629,956
Investments in real estate
   held for sale                               41,373,610          44,551,722
Cash and cash equivalents                       8,676,471          10,701,188
Fixed assets, net                                 140,483                  --
Other assets, net                                 140,411           1,504,472
                                         ----------------- -------------------

        Total assets                        $  77,486,330       $  91,387,338
                                         ================= ===================

LIABILITIES AND SHAREHOLDERS'
   EQUITY:
Unsecured notes payable
   (including $0 and $280,000
   to a director at June 30,
   2004 and December 31, 2003,
   respectively)                               $       --       $   4,692,517
Secured notes payable                           3,185,000           3,185,000
Accrued expenses and other                        659,232             235,551
Payable to manager                                     --             121,577
                                         ----------------- -------------------
        Total liabilities                       3,844,232           8,234,645

SHAREHOLDERS' EQUITY:
Preferred stock: par value $0.01,
   40,000,000 shares authorized;
   20,009,011 and 22,229,739 shares
   issued and outstanding at June
   30, 2004, and December 31, 2003,
   respectively                               218,924,823         225,142,861
Common stock: par value $0.01,
   10,000,000 shares authorized;
   100 shares issued and outstanding
   at June 30, 2004, and December
   31, 2003, respectively                               1                   1
Accumulated dividends and distributions       (90,621,455)        (90,621,455)
Accumulated deficit                           (54,661,271)        (51,368,714)
                                         ----------------- -------------------
        Total shareholders' equity             73,642,098          83,152,693
                                         ----------------- -------------------
        Total liabilities and
           shareholders' equity             $  77,486,330       $  91,387,338
                                        ================== ===================






         The accompanying notes are an integral part of these statements

                                        BELLAVISTA CAPITAL, INC.

                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (unaudited)


                                                              Three Months       Three Months                           Six Months
                                                                     Ended              Ended         Six Months             Ended
                                                             June 30, 2004      June 30, 2003              Ended        June 30,
                                                                                                   June 30, 2004              2003
                                                         ------------------ ------------------ ------------------ -----------------
REVENUES:
   Income from completed real estate development               $   854,192        $ 1,436,429       $  2,226,826      $  4,234,100
   Income from legal settlements                                   159,000                 --            369,000                --
   Interest income                                                  28,524                 --             63,629                --
   Other                                                            10,015                107             27,787            16,264
                                                         ------------------ ------------------ ------------------ -----------------
     Total revenues                                              1,051,731          1,436,536          2,687,242         4,250,364
                                                         ------------------ ------------------ ------------------ -----------------

EXPENSES:
   Salaries expense                                                327,745                 --            349,583                --
   Facilities expense                                              101,563                 --            189,986                --
   Legal and accounting expense                                    218,992             99,629          1,083,920           270,211
   Insurance expense                                                72,155             76,927            144,309           157,922
   General, administrative and other expense                        70,478              1,318            115,070            83,339
   Depreciation expense                                              8,547                 --              8,547                --
   REO expense                                                      80,832             72,676            205,251           131,714
   Internalization transition expenses                               4,237                 --            433,672                --
   Management fees                                                      --          1,096,143            639,698         2,224,076
   Provision for impairment of investments in real estate        1,882,283         13,606,038          2,809,763        14,369,097
                                                         ------------------ ------------------ ------------------ -----------------
     Total expenses                                              2,766,832         14,952,731          5,979,799        17,236,359
                                                         ------------------ ------------------ ------------------ -----------------

   Net (loss) income                                            (1,715,101)       (13,516,195)        (3,292,557)      (12,985,995)
   Preferred stock dividends and distributions                          --         (3,935,292)                --        (7,865,684)
                                                         ------------------ ------------------ ------------------ -----------------
   Net loss allocable to common                              $  (1,715,101)     $ (17,451,487)     $  (3,292,557)    $ (20,851,679)
                                                         ================== ================== ================== =================

Basic and diluted net loss per common share                    $   (17,151)       $  (174,515)       $   (32,926)     $   (208,517)

Basic and diluted weighted-average shares outstanding                  100                100                100               100







                 The accompanying notes are an integral part of these statements

                                    BELLAVISTA CAPITAL, INC.

                        CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                   For the three months and six months ended June 30, 2004
                                          (unaudited)


                                      Preferred Stock             Common Stock
                                ----------------------------- -----------------
                                                                                     Accumulated
                                                                                       Dividends
                                                                                             and      Accumulated
                                      Shares          Amount   Shares   Amount     Distributions          Deficit             Total
                                ------------- --------------- -------- -------- ----------------- ---------------- -----------------

Shareholders' equity at
   December 31, 2003              22,229,739    $225,142,861      100      $ 1     $ (90,621,455)   $ (51,368,714)     $ 83,152,693
Repurchase of Preferred Stock     (2,220,728)     (6,218,038)      --       --                --               --        (6,218,038)
Net loss                                  --              --       --       --                --       (3,292,557)       (3,292,557)
                                ------------- --------------- -------- -------- ----------------- ---------------- -----------------

Shareholders' equity at
   June 30, 2004                  20,009,011    $218,924,823      100      $ 1     $ (90,621,455)   $ (54,661,271)     $ 73,642,098
                                ============= =============== ======== ======== ================= ================ =================

























                 The accompanying notes are an integral part of these statements

                            BELLAVISTA CAPITAL, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)



                                                                                 Six Months            Six Months
                                                                                      Ended                 Ended
                                                                              June 30, 2004         June 30, 2003
                                                                        ------------------------------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss) income                                                            $  (3,292,557)       $  (12,985,995)
 Adjustments to reconcile net income (loss) to net cash  provided by
    (used in) operations;
    Depreciation expense                                                              8,547                    --
    Provision for impairment of investments in real estate                        2,809,763            14,369,097
    Increase in accrued expenses and other                                          423,681               (82,951)
    Decrease in payable to manager                                                 (121,577)             (322,647)
                                                                        -------------------- ---------------------
         Net cash (used in) provided by operating activities                       (172,143)              977,504
                                                                        -------------------- ---------------------
 CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of fixed assets                                                       (149,030)                   --
    Decrease in other assets, net                                                 1,364,061                 6,794
    Proceeds from investments in real estate under development and
      property held for sale                                                     18,210,326            25,166,942
    Investments in real estate under development and property held for
      sale                                                                      (10,363,112)          (12,856,319)
                                                                        -------------------- ---------------------
         Net cash provided by investing activities                                9,062,245            12,317,417
                                                                        -------------------- ---------------------
 CASH FLOWS FROM FINANCING ACTIVITIES:
    Repurchase of Preferred Stock                                                (6,218,038)                   --
    Adjustment for dividend reinvestment                                                 --               (94,330)
    Issuance of unsecured notes payable                                                  --               380,000
    Repayment of unsecured notes payable                                         (4,696,781)           (3,910,891)
    Payments on secured line of credit, net                                              --            (4,594,941)
    Payment of preferred stock dividends                                                 --            (7,866,337)
                                                                        -------------------- ---------------------
         Net cash used in financing activities                                  (10,914,819)          (16,086,499)
                                                                        -------------------- ---------------------

           Net decrease in cash and cash equivalents                             (2,024,717)           (2,791,578)
           Beginning cash and cash equivalents                                   10,701,188             4,394,107
                                                                        -------------------- ---------------------
           Ending cash and cash equivalents                                    $  8,676,471         $   1,602,529
                                                                        ==================== =====================
 Cash paid for interest, net of amounts capitalized of $49,988 and
    $1,163,628, for the six months ended June 30, 2004 and 2003,
    respectively                                                                $        --           $        --

    Interest accrued on unsecured notes payable                                 $     4,264           $    39,018
                                                                        ==================== =====================




                 The accompanying notes are an integral part of these statements

                             BELLAVISTACAPITAL, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



1.   ORGANIZATION AND BUSINESS:

Organization

The Company, formerly known as Primecore Mortgage Trust, Inc., a Maryland corporation, was formed on March 18, 1999 and commenced operations effective May 1, 1999 as a real estate investment trust (REIT). On October 7, 2003 our Board of Directors voted to withdraw our REIT election effective for the tax year beginning January 1, 2004. The Company changed its name to BellaVista Capital, Inc. on April 28, 2004. We are engaged in the business of investing in residential real estate development. We are organized in a single operating segment for purposes of making operating decisions and assessing performance. Prior to December 31, 2003, we were managed by Primecore Funding Group, Inc., at the time an affiliated California corporation located in Menlo Park, California.

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

         Sands Drive San Jose, LLC - This entity owns real property in San Jose, California which is being developed into 72 condominiums .

Risk Factors

General Economic Conditions in Lending Areas. All but one of the properties securing repayment of our mortgage loans are located in the San Francisco Bay Area, with the majority in the counties of Santa Clara and San Mateo. Since the properties and the collateral securing our mortgage loans are located in a limited geographical region, these mortgage loans may be subject to a greater risk of delinquency or default if the industries concentrated there suffer adverse economic or business developments.

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

Other. In addition, we are subject to other significant business and financial risks, including but not limited to liquidity, the prevailing market for residential real estate, interest rates, timely completion of projects, lack of borrower diversification, and potential environmental matters relating to properties on which we have made loans. Detailed risk factors are set forth in the Company's Annual Report on Form 10-K filed April 14, 2004.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Use of Estimates

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation

                             BELLAVISTACAPITAL, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

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

Such investments are stated at the lower of cost or fair value. Management conducts a review for impairment on an investment-by-investment basis whenever events or changes in circumstances indicate that the carrying amount of an investment may not be recoverable. Impairment is recognized when estimated expected future cash flows (undiscounted and without interest charges), typically from the sale of a completed property, are less than the carrying amount of the investment, which includes capitalized interest costs but does not include accrued interest and points. The estimation of expected future net cash flows is inherently uncertain and relies to a considerable extent on assumptions regarding current and future economic and market conditions. If, in future periods, there are changes in the estimates or assumptions incorporated into the impairment review analysis, the changes could result in an adjustment to the carrying amount of the investments. To the extent an impairment has occurred, the excess of the carrying amount of the investment over its estimated fair value, less estimated selling costs, will be charged to operations.

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

                             BELLAVISTACAPITAL, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


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

As of December 31, 2003 we had generated a net operating loss of approximately $45 million from the disposition of impaired assets in our portfolio. The ability to use this net operating loss to offset future taxable income may result in tax savings to the company. The Company has established a full valuation allowance against these net operating loss carry forwards and future tax deductions because of the possibility that the carry forwards may expire unused and that future tax deductions may not be realized through future operations.

Net Loss Per Share of Common Stock

Per share amounts for our common stock are computed using the weighted average common shares outstanding during the period. Net loss used in the calculation is increased by declared dividends to preferred shareholders and net income is decreased by declared dividends to preferred shareholders. There are currently no stock options or other dilutive common stock equivalents, and as a result, the basic and diluted weighted average common shares outstanding for the quarters ended June 30, 2004 and 2003 are the same and are 100 shares.


3.   INVESTMENTS IN REAL ESTATE UNDER DEVELOPMENT:

We have made ADC loans with maturity dates generally ranging from 12 to 18 months. As of June 30, 2004 we had eight ADC loans outstanding which are described below.

                             BELLAVISTACAPITAL, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



                                Final              Face    Amount Funded                                             Carrying
               Interest      Maturity            Amount          (net of       Capitalized        Recognized        Amount of
Description        Rate          Date      of Mortgages        payments)    Interest Costs        Impairment        Mortgages
------------------------ ------------- ----------------- ---------------- ----------------- ----------------- ----------------
Loan 2423        16.50%       12/1/03      $  7,300,000      $ 5,583,014       $   262,555       $   159,436     $  5,686,134
Loan 2468        16.50%      12/31/03         3,775,000        2,440,475            97,569                --        2,538,045
Loan 2503        11.50%       12/1/04         7,725,000        5,372,606           134,522         1,582,725        3,924,403
Loan 2504        11.50%       12/1/04         8,765,000        6,039,449           160,684         1,373,894        4,826,240
Loan 2517        21.00%        8/4/05         4,135,000        2,159,866           113,833                --        2,273,698
Loan 2518        11.50%       11/1/03         9,400,000        3,430,904           213,163         1,048,399        2,595,668
Loan 2523         8.00%        8/4/05        11,000,000        4,296,736            14,277                --        4,311,014
Loan 2524        10.00%      11/12/06         1,300,000        1,000,000               153                --        1,000,153
                                       ----------------- ---------------- ----------------- ----------------- ----------------
    Total                                  $ 53,400,000      $30,323,050        $  996,756       $  4,164454     $ 27,155,355
                                       ================= ================ ================= ================= ================


Loan 2423 - This $7,300,000 loan bears interest at 16.50%, was due on December 1, 2003 and is secured by an approximately 4,200 square foot home in Belvedere, California. In addition, the principals of the borrower have executed limited personal guarantees of repayment. The home is complete and on the market for sale and we have no further obligation to fund additional amounts toward the loan. We filed Notice of Default on May 28, 2004, which begins the foreclosure process.

Loan 2468 - This $3,775,000 loan bears interest at 16.50%, was due on December 31, 2003 and is secured by an approximately 4,000 square foot home in Tiburon, California. On May 28, 2004 we recorded a Notice of Default against the property, which begins the process of foreclosure. As long as the default is not cured, we have no obligation to fund the remaining obligation of $365,207 remaining on the non-interest portion of our commitment. In response to our Notice of Default, the borrower halted construction in June 2004. We do not expect construction to resume until we obtain title to the property through foreclosure.

Loan 2503 - This loan is secured by an approximately 8,300 square foot home in Carmel, California. The $7,075,000 loan matured on June 1, 2004 and was extended to December 1, 2004. The amount of the loan was also increased by $650,000 to $7,725,000. The entire amount of increase provided for interest reserve with no additional funds available to the borrower. As of June 30, 2004 we had $182,394 remaining to fund on our commitment for the non interest portion of the loan. The home is complete and on the market for sale.

Loan 2504 - This loan is secured by an approximately 7,900 square foot home in Carmel, California. The $7,950,000 loan matured on June 1, 2004 and was extended to December 1, 2004. The amount of the loan was also increased by $815,000 to $8,765,000. The entire amount of increase provided for interest reserve with no additional funds available to the borrower. As of June 30, 2004, we had $215,551 remaining to fund on the non interest portion of our commitment. Construction is nearly complete and we currently expect the home to be ready for sale in August 2004.

Loan 2517 - This $4,135,000 loan is secured by a second deed of trust on 17 condominiums totaling approximately 31,500 square feet in San Mateo, California. Our deed of trust is subordinate to our $11.0 million construction deed of trust, Loan 2523. This note was issued on May 24, 2002, the proceeds of which were used to acquire the property and provide funds for obtaining development approvals, and was modified on August 3, 2003 as part of the agreement to provide funds needed to construct the condominiums. The note bears interest at 21%, which is accrued and payable August 4, 2005, the loan's maturity date. We have fully funded the non-interest portion of our commitment.

Loan 2518 - This $9,400,000 loan is secured by a deed of trust on an approximately 6,400 square foot home in Tiburon, California. This note was issued on July 29, 2002, the proceeds of which were used to acquire the property and provide funds for construction, bears interest at 11.5% and matured on November 1, 2003. Because the estimated completed value of the property is not sufficient to fully repay the loan, we are not currently accruing interest on

                             BELLAVISTACAPITAL, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


the loan. On May 28, 2004 we recorded a Notice of Default against the property, which begins the process of foreclosure. As long as the default is not cured, we have no obligation to fund the $3,420,332 remaining on the non interest portion of our commitment. Construction on the property was halted after framing and there is no construction activity currently associated with the property.

Loan 2523 - This $11,000,000 loan is secured by a first deed of trust on 17 condominiums totaling approximately 31,500 square feet in San Mateo, California. The note was issued on August 4, 2003, the proceeds of which will be used for construction of the condominiums. The note bears interest at 8.00%, which is accrued and payable August 4, 2005, the loan's maturity date. As of June 30, 2004 we had $5,403,263 remaining to fund on the non interest portion of our loan commitment.

Loan 2524 - This $1,300,000 loan is secured by a third deed of trust on a 10.3 acre parcel in Colorado Springs, Colorado which will comprise 148 condominium units. The loan is junior to a deed of trust in the amount of $2,392,000 and a revolving deed of trust totaling $4,000,000, both in favor of Ohio Savings Bank. The note was issued on May 12, 2004, bears interest at 10%, which is accrued and payable at the loan's maturity date, November 12, 2006. The note provides for additional interest equal to 3% of the gross sales price of each completed condominium unit. As of June 30, 2004 we had no additional funding requirement on the non interest portion of our commitment.


4. INVESTMENT IN REAL ESTATE HELD FOR SALE:

As of June 30, 2004, we or our wholly-owned subsidiaries held title to 12 properties which we received through foreclosure, by deed in lieu of foreclosure, or as a result of an agreement dated October 17, 2002, pursuant to which all membership interests in 99 Investors, LLC were transferred to us. The properties are described below:

                                                                                        Carrying          Estimated
                          Amount Funded        Capitalized         Recognized          Amount of           Costs to
Description           (net of payments)     Interest Costs         Impairment           Property           Complete
--------------------- ------------------ ------------------ ------------------ ------------------ ------------------
Property 2216             $  10,493,894         $  559,082        $ 2,145,617        $ 9,089,393       $ 24,800,000
Property 2345                 4,313,509            189,228                 --          4,502,737             16,756
Property 2368                 2,106,321             77,040                 --          2,183,361            860,616
Property 2396                 2,369,558             99,696            813,805          1,655,448            486,113
Property 2407                 2,226,598             69,015                 --          2,295,613                 --
Property 2442                 4,940,372            242,264            275,952          4,906,684                 --
Property 2443                   685,683             34,890                 --            720,573                 --
Property 2455                11,101,075            382,842          5,417,299          6,066,618            701,288
Property 2462                 7,311,703            292,503          4,536,487          3,067,718            128,282
Property 2465                   208,423             13,076                 --            221,499                 --
Property 2492                 3,459,213            104,592            665,388          2,898,417             45,820
Property 2506                 4,268,403             45,382            548,236          3,765,549            731,194
                      ------------------ ------------------ ------------------ ------------------ ------------------
    Total                 $  53,484,752        $ 2,109,610       $ 14,402,784       $ 41,373,610       $ 27,770,069
                      ================== ================== ================== ================== ==================


Property 2216 - This is an approximately 8 acre parcel which has been approved for development of 72 townhomes and condominiums totaling approximately 123,372 square feet in San Jose, California. We have contracted with an outside party to provide development and construction management services for this property. As of June 30, 2004 we were still in process of securing our grading permit in order to begin work on the project. We currently anticipate breaking ground in August 2004.

                             BELLAVISTACAPITAL, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


Property 2345 - This is an approximately 7,000 square foot home in the Pacific Heights neighborhood of San Francisco, California. Construction is complete and the property is under contract for sale with escrow expected to close in late July or early August 2004.

Property 2368 - This is an 8 unit condominium project totaling approximately 6,100 square feet in the South of Market area of San Francisco, California. The units are loft style condominiums which are popular in that area of the city. The project is currently under construction and is expected to be complete and on the market in September 2004.

Property 2396 - This is a 2 unit condominium project totaling approximately 4,450 square feet on Russian Hill in San Francisco, California. The project is currently under construction and is expected to be complete and on the market in August 2004.

Property 2407 - This property consists of 6 subdivided and improved lots in San Rafael, California. The lots are approved, subject to design review, for 6 single-family homes. The property is under contract to sell with escrow scheduled to close in August 2004.

Property 2442 - This property is an approximately 10,000 square foot home in Atherton, California. As of June 30, 2004 the property was complete and listed for sale.

Property 2443 - This project consists of 3 lots for the construction of single-family homes averaging approximately 4,000 square feet each. Two of the homes had started foundation work before construction was halted while we pursued our foreclosure action. No work had commenced on the third home prior to beginning our foreclosure action. As of June 30, 2004 two of the three lots were under contract to sell with escrow expected to close in late July or early August 2004. The remaining lot is listed for sale.

Property 2455 - This project is an approximately 8,850 square foot home in Atherton, California. The project is under construction and we currently estimate it will be complete and ready for sale in October 2004.

Property 2462 - This project is an approximately 7,000 square foot home in Saratoga, California. The project has completed construction and is listed for sale.

Property 2465 - This project is an approximately 8,900 square foot lot in Oakland, California. Construction had not started prior to our foreclosure action. We currently plan to sell the property in its existing condition and have listed it for sale.

Property 2492 - This is an approximately 4,500 square foot home in Portola Valley, California. The property is complete and was listed for sale in April 2004.

Property 2506 - This project is an approximately 6,400 square foot home in Hillsborough, California. The property is currently under construction and we expect the home to be complete and ready for sale in October 2004.

5.  SHAREHOLDERS' EQUITY:

We have authorized 50,000,000 shares of capital stock with a $0.01 par value; 40,000,000 shares are designated Class A Convertible Preferred (Preferred Stock), and 10,000,000 shares are designated as common.

At June 30, 2004 and December 31, 2003, there were 100 shares of common stock outstanding.

The 20,009,011and 22,229,739 shares of Preferred Stock outstanding as of June 30, 2004 and December 31, 2003, respectively, rank senior to our common stock as to dividends and liquidation rights. The shares are convertible into, and have voting rights equal to, the same number of shares of our common stock. We will not pay any dividends to the holders of the common stock so long as any Preferred Stock is outstanding.

Holders of our Preferred Stock do not have a right to redeem their shares. Our Board of Directors has adopted a stock redemption policy for Preferred shareholders who wish to sell their shares to us. The policy may be modified or

                             BELLAVISTACAPITAL, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


terminated at the Board's discretion at any time. Under this policy we will repurchase shares, at fair market value, as determined by our Board of Directors, utilizing 25% of "free cash flow" for such purposes. "Free cash flow" means the total of all proceeds from repayments of loans and all net proceeds from the sale of real-estate-owned properties in the Company's portfolio during a Repurchase Period, and then subtracting from such total amounts due during the same period for (i) existing loan commitments, (ii) debt payments to third parties, (iii) dividend or other distributions to shareholders, and (iv) operating expenses. The periods between October 1 and March 31 of the following year, and April 1 and September 30 are each a "Repurchase Period" for the purposes of calculating "free cash flow". Redemption of shares is always subject to availability of funds for redemption purposes. All redemption requests will be determined and acted upon in accordance with the best interests of the Company. We will not sell or otherwise liquidate any portion of our mortgage loan portfolio or other assets to fund a redemption request. In May 2004 the Board of Directors authorized funds for the repurchase of shares. On May 27, 2004 we repurchased 2,220,728 shares of Preferred Stock at $2.80 per share.

We sold our stock through private placements and have closed five private placements since our inception, issuing 26,161,438 shares at $10.00 per share. We used the proceeds from issuance of our Preferred Stock primarily to fund additional ADC loans and also for working capital purposes. As of June 30, 2004 we did not have an active private placement.

7.   TRANSACTIONS WITH AFFILIATES:

Prior to March 19, 2004, we had the following affiliates all of which were owned by Susan Fox, who, prior to such date was the President, CEO and a Director of the Company: Primecore Funding Group, Inc; 99 El Camino Partners, LLC; Primecore Properties, Inc. During the six months ended June 30, 2004, Primecore Funding Group, Inc. received management fees from us, and Primecore Properties, Inc. received real estate commissions in connection with the sale of certain REO properties in situations where it acted as the listing broker. 99 El Camino Partners, LLC owns the building, that we began leasing on January 1, 2004.

On December 19, 2003 our Board of Directors voted not to renew the management agreement with Primecore Funding Group effective December 31, 2003 and transitioned to internalized management during the first three months of 2004. On December 23, 2003 we entered into an agreement, effective January 1, 2004 with Primecore Funding Group to provide management services during a transition period that ended on March 19, 2004.

On March 19, 2004, Susan Fox resigned as President, Chief Executive Officer and Director of Primecore Mortgage Trust, Inc. Ms. Fox was retained as a consultant to the Company for a period of 12 months in order to assist with any issues that occur in connection with the transition of management. For her services she will be paid $30,000 per month. We have recognized all 12 monthly payments due under the contract as expense during the six months ended June 30, 2004. We have also agreed to compensate Ms. Fox for her assistance in recovery of legal actions we have brought against some of our former borrowers. Our agreement with her provides that she will receive 5% of any sums we collect from such legal proceedings. Additionally, we purchased certain furniture, computer equipment and software from her company, Primecore Funding Group, for $200,000. Finally, we have entered into a agreement to lease the premises at 99 El Camino Real, a property owned by 99 El Camino Partners, LLC, a limited liability company in which Susan Fox is the sole member, through December 31, 2004 at a monthly rate of $25,000 through June 30, 2004 and then decreasing to $20,000 per month through December 31, 2004. The agreement also provides that we will pay for real estate taxes, insurance and maintenance associated with the building.

As of March 19, 2004, none of these entities are affiliates of the Company and, as of the date of this filing, except as discussed in this Note 7, we have no business relationships with these entities.

Management Fees

For the three months and six months ended June 30, 2004, the portfolio management fees earned by our Manager were $0 and $639,698 compared with $1,096,143 and $2,224,076 for the three months and six months ended June 30, 2003.

                             BELLAVISTACAPITAL, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


Real Estate Sales Commissions

We paid real estate sales commissions of $81,500 and $250,050 during the three months and six months ended June 30, 2004 to Primecore Properties, Inc., compared with $41,000 and $235,600 during the three months and six months ended June 30, 2003. The commissions were paid for services provided by Primecore Properties under listing agreements to sell property acquired by us through foreclosure or deed in lieu of foreclosure.

8.   COMMITMENTS AND CONTINGENCIES:

Leases

We are obligated to make payments under certain office and equipment leases. During the three months and six months ended June 30, 2004 we recognized $75,000 and $150,000 expense for such leases compared to none during the three months and six months ended June 30, 2003. As of June 30, 2004 our future minimum annual lease payments under operating leases was as follows:

Year                                                               Amount
----                                                               ------
2004  (Remaining six months)                                      133,174
2005                                                               26,348
2006                                                               22,534
2007                                                               14,039
                                                      --------------------
         Total                                                    196,095
                                                      ====================

Litigation

From time to time, we may and have become subject to litigation in connection with our business. In addition, as of June 30, 2004, we were involved in several litigation matters that are considered to be out of the ordinary course of business. The following is a list of non-routine litigation (i.e. suits other than mechanic's lien lawsuits or similar lawsuits in which the Company becomes involved from time to time due to its status as a lender) in which the Company was involved as party, as of June 30, 2004, and in which it was believed at June 30, 2004 that potential liability could each exceed $1 million if the Company is unsuccessful in its defense, which the Company does not currently believe will be the case:

     1. Baigent, et. al. v. Susan Fox, Primecore Mortgage Trust, Inc., et. al., JAMS Arbitration No. 1100041879. Approximately 35 shareholders, holding approximately 1,260,000 shares of Preferred Stock, approximately 5% of the Preferred shares of the Company, filed a lawsuit on November 14, 2003. The lawsuit generally alleges that the Company, its former Manager, and two former officers failed to disclose the true risks of the investments made by the plaintiff-shareholders. The Complaint does not specify the amount of damages being sought. The Company filed a petition to compel mediation and binding arbitration, which was granted on January 21, 2004. An arbitration hearing is scheduled for November 15-30, 2004. As of the date of this filing, claimants holding approximately 76,000 shares of stock have had their stock repurchased by the Company at a price of $2.80 per share as part of the Company's stock repurchase program. In addition, claimants holding approximately 73,000 shares of stock have agreed to settle all of their claims against the Company in return for repurchase of their shares at prices ranging between $2.20 and $2.70, i.e. below the $2.80 price the Company paid for repurchased stock on May 28, 2004, with the settling claimants being solely responsible for paying their own attorneys' fees and costs of the litigation. The Company believes the claims are without merit, intends to vigorously defend against the claims, and believes that it has strong and viable defenses.

     2. Showplace Square Lofts Company, LLC v. Primecore, et. al., U.S. Bankruptcy Court (N.D. Cal) No. 02-3157 DM. On June 25, 2002, a borrower filed a complaint against the Company in connection with its bankruptcy. Prior to the time that the bankruptcy case and complaint were filed, the borrower had

                             BELLAVISTACAPITAL, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

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

     3. Bay Area Luxury Homes/Santa Clara 3, LLC v. Primecore, et. al., Bay Area Luxury Homes/Alameda VI, LLC v. Primecore, et. al., Bay Area Luxury Homes/Stern VII, LLC v. Primecore, et. al., U.S. Bankruptcy Court (N.D. Cal.). Three limited liability companies that are under the control of two individuals, both of whom are being sued by Primecore for over $5 million under written guarantees that they signed, filed this series of cases. On or around June 30, 2004, two of the debtor companies converted their bankruptcies to liquidation bankruptcies under Chapter 7 of the Bankruptcy Code. Subsequent to June 30, 2004, the Bankruptcy Court dismissed all of the cases.

     4. Amoroso, et. al. v. Primecore Mortgage Trust, et. al, San Mateo Superior Court. The Complaint, filed by 20 shareholders holding a total of 627,322 shares of Preferred Stock, approximately 3% of the shares of Preferred Stock of the Company, is nearly identical to the Baigent lawsuit discussed above. The parties agreed to mediate and, if necessary, arbitrate all claims made against the Company. On July 19, 2004, a mediation was held in the matter before the Honorable Robert Dossee, a retired Justice of the Court of Appeal. As a result, as of the date of this filing, all claimants, except for one claimant holding 20,000 shares, have accepted settlements under which the Company will repurchase shares at prices ranging from $2.70 to $2.80, the settling shareholders will release all claims against the Company or any of its present or former officers and directors, and the settling shareholders will pay all of their own attorneys' fees and costs of the litigation. Payments are due from the Company between August 18 and August 31, 2004. If the one remaining claimant does not settle or dismiss his claims, and if the matter proceeds, the Company intends to vigorously defend against the claims, and believes it has strong and viable defenses to the claims, which the Company believes are without merit.

     In addition to the above matters, at June 30, 2004, the Company was involved in several lawsuits in which it sought recovery from borrowers, guarantors, and others. The actions included the following:

     1. A lawsuit filed in connection with a loan made on a subdivision project in Marin County. While the Company had written off the loan approximately two years ago, it was felt that legal avenues existed to seek recovery on the loan. The Company filed suit and entered into a settlement with the key defendants in February 2004. Under the settlement, the Company is entitled to receive $2,300,000 in payments of varying amounts to be made over a 17-month term, beginning in March 2004. In the event that the payments are not made when due, the Company has a right to obtain a stipulated judgment. If and when payments are received, the payments will be reflected in income. The settlement will not be reflected in the financial statements until payments are received, as collection is not reasonably assured. The first three payments of $100,000 were received on March 2, 2004, April 2, 2004, and June 1, 2004. In addition, the Company obtained a settlement from a co-defendant in the amount of $110,000, which amount has been paid.

     2. A lawsuit to judicially foreclose upon and obtain a deficiency judgment from a borrower in connection with a loan made on a property in Palo Alto. The Company obtained the property from the borrower as part of a settlement, and, subsequent to December 31, 2003, sold the property. In addition, the borrower stipulated to judgment in the amount of $750,000, which judgment has been entered. The prospect of collection of the judgment is not reasonably assured, therefore, if and when payments are received, the payments will be reflected in income. No potential recovery is currently reflected in the financial statements.

                             BELLAVISTACAPITAL, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


     3. A lawsuit to collect against two guarantors of indebtedness. The Company is seeking approximately $7.5 million in damages. The matter is currently set for trial on September 13, 2004.

     4. On May 26, 2004, the Company brought suit against the principals of a former borrower and their affiliated entities relating to the misappropriation and diversion of loan funds for improper purposes. The misappropriation and diversion was first discovered in the course of a bankruptcy proceeding, in which one of the defendants admitted that he had fraudulently prepared invoices in the name of third party contractors, and forged endorsements on checks written by the Company to the third party contractors. The Company seeks to recover all of the misappropriated funds, and has alleged damages presently believed to exceed $1,000,000. A case management conference is set for October 2004. The Company has not reflected any potential recovery in its financial statements.


Construction Contracts

In connection with our development of investments in real estate held for sale, we have entered into contracts with construction companies totaling $1,945,576 to complete these projects where necessary. We will make payments on these contracts as construction progresses in much the same manner we do for our investments in real estate under development.

Guarantees

We have issued indemnity agreements to insurance companies in connection with the sale of certain of our REO properties. The indemnity agreements were provided in order to induce the insurance companies to issue surety bonds covering mechanics liens recorded against properties we owned as well as certain other monetary guarantees of payment. The total amount of the surety bonds issued with respect to which we have issued indemnity agreement is $1,352,256. We believe that we have remedies against the mechanics lien claims and that we will not become liable for their payment as such, no amounts have been accrued in the financial statements in connection to these liens.

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

Overview

After concentrating our efforts on internalizing management during the first three months of 2004, we turned our attention to developing our new business during the three months ended June 20, 2004. During this period we searched property listings, attended industry conferences and contacted real estate brokers and industry professionals in an effort to make new contacts. With these new contacts we generated a list of dozens of development projects seeking financing. We are busy evaluating the projects and negotiating financing terms with the developers as we seek our target of funding approximately $20 million of new investments this calendar year.

We also continued the process of completing and liquidating our current non performing portfolio of assets. As of March 31, 2004 we had 22 investments. During the three months ended June 30, 2004 we closed three investments totaling proceeds of approximately $11 million and had three additional properties under sales contracts totaling approximately $9 million with escrows expected to close after June 30, 2004.

We had some delays in our progress toward completing construction of our ADC Loans and REO properties. Of the 11 investments in our portfolio, which were under development at March 31, 2004, we completed one and sold another before completion. Of the remaining nine, we revised seven estimated completion dates due to construction delays. Although we have had delays, we still expect five properties to complete construction during the third calendar quarter, two to complete construction in calendar quarter four and one to complete construction in the first quarter of 2005. The remaining property under development is our San Jose project where our development team is in place and working through some issues associated with our prior borrower which has delayed our planned project start. We hope to work through these issues and begin construction in August.

In addition to managing our current portfolio of investments, we also made significant progress in developing our new investment pipeline during the quarter ended June 30, 2004. By reaching out to developers, brokers and real estate professionals, we reviewed over two dozen potential investments. We filtered out a number that did not fit our investment criteria and have been negotiating terms with several. In May 2004 we funded a new investment of $1 million in Colorado Springs, Colorado. The investment is secured by a second deed of trust on 148 condominiums and contains a provision for equity participation.

Results of Operations

Revenue

During the three months and six months ended June 30, 2004 we reported income from real estate developments of $854,192 and $2,226,826 from our investments compared with $1,436,429 and $4,234,100 for the three months and six months ended June 30, 2003, respectively. Our income decreased as a result of the decrease in the amount of loan repayments during the comparable periods. Income from real estate developments is a function of the amount of collections we receive from our investments; during the three months ended June 30, 2004 collections from investments were 54% of the amount received during the three months ended March 31, 2003.

Realizable Value of Investments

For financial statement purposes, we do not report as income the amount of interest and points we charge to borrowers until we collect it. To the extent we believe we will collect it, the amount of interest and points we charge borrowers is added to the balance due on our loans for purposes of this calculation. As the values of the collateral supporting payment of our loans have declined, the ability to collect our accrued interest and points has, in many cases, become doubtful. Management includes the amount of collectible interest and points we estimate we will receive when it sets prices for redeeming our stock. The information presented below summarizes that analysis and reconciles the differences between US GAAP and the estimated realizable value of our investments.

                                               June 30, 2004  December 31, 2003
                                              --------------- ------------------
Investments in real estate under development    $ 27,155,355      $  34,629,956
Investments in real estate held for sale          41,373,610         44,551,722
                                              --------------- ------------------
Total investments in real estate per US GAAP      68,528,965         79,181,678
Add:   GAAP impairments                           18,567,238         26,436,565
   Accrued interest and points                    26,967,040         38,360,634
Less:  Capitalized interest                       (3,106,366)        (4,633,962)
                                              --------------- ------------------
Balance owed on real estate investments          110,956,877        139,344,915
Amount estimated uncollectible                   (34,298,726)       (54,162,649)
                                              --------------- ------------------
Realizable value of investments in real estate  $ 76,658,151      $  85,182,266
                                              =============== ==================

The realizable value of our investments represents our current estimate of the amount of proceeds we expect to receive once our investment is completed and ready for sale. The estimate relies on a number of assumptions including the expected value of the investment once completed, less applicable selling costs, the remaining costs required to complete the project and the length of time required to complete and sell the project. Many factors outside our control can cause changes in these estimates and produce different results. Additionally, many of our properties are custom style homes that appeal to a limited high-end market with few comparable transactions which makes it difficult to project with certainty the market value of these properties.

Stock Redemption Price

We have attempted to provide a measure of liquidity to our shareholders through the repurchase of outstanding shares. Because our Preferred Stock does not trade in any secondary market, another method must be used to determine the fair market value in order to set the repurchase price. Under its current repurchase policy, the Board has concluded that the value of the stock should be determined with reference to the Net Realizable Value of our assets. Therefore, in accordance with the resolutions of the Board of Directors, the following calculation determines the fair market value of our stock at June 30, 2004 and December 31, 2003 for purposes of our redemption policy only:

                                               June 30, 2004  December 31, 2003
                                              --------------- ------------------
Cash                                            $  8,676,471      $  10,701,188
Other assets                                         140,411          1,504,470
Realizable value of investments in real estate    76,658,151         85,182,266
                                              --------------- ------------------
Total realizable assets                           85,475,033         97,387,924
Total liabilities                                 (3,844,232)        (8,234,645)
                                              --------------- ------------------
Net realizable assets                             81,630,801         89,153,279
Preferred shares outstanding                      20,009,011         22,229,739
                                              --------------- ------------------
Net realizable assets per share                   $     4.08         $     4.01
                                              =============== ==================

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

During the three months ended June 30, 2004, the expense items that had historically comprised our management fee expenses (salaries, facilities and general, administrative and other) were $499,786 compared with management fees of $1,096,143. These expenses during the six months ended June 30, 2004, including the management fees paid during the first three months ended March 31, 2004 were $1,294,337 compared to $2,224,076 in management fee expenses during the six months ended June 30, 2003. The decease in the comparable expense items is due to the downsizing of our staff, reduction in our rent and certain other cost savings achieved through internalization.

Legal and accounting expenses totaled $218,988 and $1,083,916 during the three months and six months ended June 30, 2004 compared with $99,629 and $270,211 during the three months and six months ended June 30, 2003. Our legal expenses during the six months ended June 30, 2004 have significantly increased over the six months ended June 30, 2003 because they include a $640,000 expense for settlement of a dispute over the amounts due under construction contracts to build two of our REO properties. During the three months ended June 30, 2004, we also retained outside counsel to manage our legal activity under a retainer agreement. The retainer agreement provides for monthly fees which may result in higher legal expenses during the contracted period than we have reported in prior periods; however, we believe that the agreement will ultimately provide us with cost savings over standard legal rates.

We recorded a provision for impairment of $1,882,283 and $2,809,763  during the three months and six months ended June 30, 2004 compared with $13,606,038 and $14,369,097 during the three months ended March 31, 2003. The impairments recorded during the three and six months ended June 30, 2004 resulted from the following factors: the decision to sell one of our REO properties as land rather than to complete contruction and list the property for sale; unanticipated costs needed to complete two REO properties; and revised values applied to particular properties which were deemed impaired due to micro market conditions.

Liquidity and Capital Resources

Liquidity means the need for, access to and uses of cash. Our principal source of liquidity is the repayment of our real estate investments. Our principal demands for liquidity are funds that are required to satisfy obligations under existing loan commitments, operating expenses, interest expense associated with our indebtedness and debt repayments.

During the six months ended June 30, 2004 we collected proceeds of approximately $20.4 million from our investments, including income of approximately $2.2 million. With those proceeds we invested approximately $10.4 million toward completing our existing investments, used approximately $4.7 million to pay down our debt and another $6.2 million to repurchase our stock at $2.80 per share. As of June 30, 2004 we have completely retired our unsecured debt and expect that our current portfolio of investments will generate approximately $20 million in cash for new investments during the remaining six months of 2004. These investible funds will be in excess of the cash we estimate that we will need to continue to complete our existing portfolio of assets.

Sources of cash

As of June 30, 2004 our primary source of liquidity was the repayment of our investments in real estate. We have the ability to borrow money from various financial institutions using our REO properties as collateral if we determine that we need additional liquidity. We do not currently expect that we will have such a need during the next 12 months.

In order to receive repayment on our investments, the property securing repayment typically must be completed and sold to third parties. Accordingly, our repayments are a function of our developers' ability, or our ability in the case of REO properties, to complete and sell the properties developed. The following table summarizes our liquidity expectations for the 20 investments held at June 30, 2004. The expected proceeds in the table are higher than our net realizable value estimates because they include our estimated costs to complete.


                                                        Expected Proceeds
                                                       -------------------
Investments under contract pending close
   of escrow                                               $    8,554,000
Investments offered for sale                                   14,716,000
Investments under construction scheduled
   to be complete and on the market:
      Q3 2004                                                  19,317,000
      Q4 2004                                                  11,421,000
      Q1 2005                                                  13,761,500
      Q4 2005                                                  35,663,000
      Q2 2006                                                   1,041,468
      Unknown                                                   9,541,000
                                                       -------------------
          Total                                             $ 114,014,968
                                                       ===================

All work has halted on the properties identified as unknown completion dates due to our foreclosure action against the borrower. The uncertain timing of the foreclosure process makes it difficult to predict with accuracy our ability to complete these projects. It is possible that our repayments may not be sufficient to timely meet our commitments and we may be forced to reduce prices on the properties that we control in order to expedite their repayment. In such cases, the amount of proceeds received could be substantially less than what we would have expected if we allowed a proper marketing period for the property. This would have a negative impact on the estimated net realizable value of our assets.

Uses of Cash

The following table sets forth the projected timing and amount of our obligations over the next three years, without taking into account new loans that may be made in 2004, 2005 and 2006:


 Obligation                          Total            2004             2005
                           ---------------- --------------- -----------------
 Investment fundings          $ 31,497,731    $ 15,574,867     $ 15,922,864
 Secured note payable            3,185,000       3,185,000               --
 Total                        $ 34,682,731    $ 15,578,052     $ 15,922,864

Investment fundings are our largest use of our cash. At June 30, 2004 we estimated costs to complete investments in our portfolio were approximately $34.7 million. These amounts will be funded as construction progresses on our investments. The exact timing of the investment fundings is dependent on several factors including weather, governmental regulation and developer related issues, so the timing of investment fundings in the above table is an estimate based on information available to us at this time. Additionally, we expect the amount of actual investment fundings to be higher than our obligation existing at June 30, 2004 as we continue to make and fund new loan commitments in 2004 and beyond.

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

In May 2004 the Board of Directors authorized additional funds for the repurchase of shares in accordance with our Redemption Policy. On May 27, 2004 we repurchased 2,220,728 shares of Preferred Stock at $2.80 per share.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

An investment in our stock involves a high degree of risk. Among other things, some of the principal risks are: the real estate lending business may be adversely affected by periods of economic slowdown, which may be accompanied by declining real estate values on properties securing repayment of loans; construction mortgage loans involve greater risks of repayment than loans secured by property that has already been improved since completion market valuation of a given project can be highly speculative and subject to unanticipated conditions; there is no public market for our securities, and liquidity is not assured; under our business model, loan commitments will generally exceed immediately available cash resources, and failure to obtain repayment of loans in our portfolio, or a failure to maintain sufficient equity would affect our ability to fund commitments.. Detailed risk factors are set forth in the Company's Annual Report on Form 10-K filed April 14, 2004.

ITEM 4.   CONTROLS AND PROCEDURES.

 Within the past 90 days we carried out an evaluation, under the supervision of Michael Rider, the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, Mr. Rider has concluded that those controls and procedures were effective in making known, on a timely basis, the material information needed for the preparation of this report on Form 10-Q. There were no significant changes in the Company's internal controls or in other factors that could significantly affect those internal controls since the date of their evaluation.

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


                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

Refer to Financial Statements Note 8 for a discussion of Legal Proceedings

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

(a) Not Applicable.

(b) Not Applicable.

(c) Sales of Equity Securities.

    Between January 1, 2004 and June 30, 2004, we did not sell any shares of our Class A Convertible Preferred stock.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

Exhibits included with this Form 10-Q following the signature page, or those incorporated by reference to other filings are:

3i.1 Articles of Incorporation of the Company are hereby incorporated herein by reference from Exhibit 3(i) to the Company's Registration Statement on Form 10-12G, filed on April 28, 2000

3i.2 Articles Supplementary of the Company are hereby incorporated herein by reference from Exhibit 99.1 to the Company's Registration Statement on Form 10-12G, filed on April 28, 2000

3ii.1 Bylaws, Amended March 21, 2000 are hereby incorporated herein by reference from Exhibit 3(ii) to the Company's Registration Statement on Form 10-12G, filed on April 28, 2000

3ii.2 Bylaws, Amended March 1, 2001 are hereby incorporated herein by reference from Exhibit 3ii.2 to the Company's Annual Report on Form 10-K, filed on March 30, 2001

4.1 Specimen Stock Certificate is hereby incorporated herein by reference from Exhibit 99.2 to the Company's Registration Statement on Form 10-12G, filed on April 28, 2000

4.2 Registration Rights Agreement is hereby incorporated herein by reference from Exhibit 4.1 to the Company's Registration Statement on Form 10-12G, filed on April 28, 2000

4.3 Founder's Registration Rights Agreement is hereby incorporated herein by reference from Exhibit 4.2 to the Company's Registration Statement on Form 10-12G, filed on April 28, 2000

10.1 Agreement Regarding Affiliate Loans dated November 17, 2002 is hereby incorporated herein by reference from Exhibit 10.2 on Form 8-K filed on December 20, 2002

10.2 Amended and Restated Management Agreement dated November 17, 2002 is hereby incorporated herein by reference from Exhibit 10.1 on Form 8-K, filed on December, 20, 2002

10.3 Letter agreement with Primecore Funding Group, Inc. and Susan Fox is hereby incorporated herein by reference from the Company's Annual Report on Form 10-K filed on April 14, 2004

11.1   Statement regarding computation of per share earnings

31.1   Certification of Chief Executive Officer and Chief Financial Officer

32.1 Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(b)      Reports on Form 8-K

         None


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   August 23, 2004               /s/ MICHAEL RIDER
                                       -----------------
                                       Michael Rider, President and
                                       Chief Financial Officer