Form 10-Q
period 2004-09-30
BELLAVISTA CAPITAL INC
filed 2004-11-22
CIK 1086670

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

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


     The number of shares of common stock outstanding as of November 19, 2004 was 19,483,352.

Table of Contents

   Part I.  Financial Information

 Item 1.    Financial Statements (unaudited)                                   2

            Consolidated Balance Sheets as of September 30, 2004 (unaudited)
            and December 31, 2003                                              3

            Consolidated Statements of Operations for the Three Months and
            Nine Months Ended September 30, 2004 and 2003 (unaudited)          4

            Consolidated Statement of Shareholders' Equity for the Nine
            Months Ended September 30, 2004 (unaudited)                        5

            Consolidated Statements of Cash Flows for the Nine Months Ended
            September 30, 2004 and 2003 (unaudited)                            6

            Notes to the Consolidated Financial Statements (unaudited)         7

 Item 2.    Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                             16

 Item 3.    Quantitative and Qualitative Disclosures about Market Risk        21

 Item 4.    Controls and Procedures                                           21

 Part II.   Other Information

 Item 1.    Legal Proceedings                                                 21

 Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds       22

 Item 3.    Defaults Upon Senior Securities                                   22

 Item 4.    Submission of Matters to a Vote of Security Holders               22

 Item 5.    Other Information                                                 22

 Item 6.    Exhibits                                                          22

            Signatures                                                        23

                          Part I. Financial Information

Item 1. Financial Statements


     Attached are the following unaudited financial statements of BellaVista Capital, Inc., formerly known as Primecore Mortgage Trust, Inc. (the "Company"):

     (1) Consolidated Balance Sheets as of September 30, 2004 (unaudited), and December 31, 2003

     (2) Consolidated Statements of Operations for the Three Months and Nine Months ended September 30, 2004 and 2003 (unaudited)

     (3) Consolidated Statement of Shareholders' Equity for the Nine Months ended September 30, 2004 (unaudited)

     (4) Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2004 and 2003 (unaudited)

     (5) Notes to Consolidated Financial Statements (unaudited)

     The financial statements referred to above should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2003 as filed with the Securities and Exchange Commission in our Annual Report on Form 10-K filed April 14, 2004.

                            BELLAVISTA CAPITAL, INC.

                           CONSOLIDATED BALANCE SHEETS


                                                     September 30, 2004
                                                            (unaudited)   December 31, 2003
                                                     ------------------ -------------------
ASSETS:
Investments in real estate under development             $  17,942,688       $  34,629,956
Investments in real estate held for sale                    47,308,624          44,551,722
Cash and cash equivalents                                    9,412,715          10,701,188
Fixed assets, net                                              131,936                  --
Other assets, net                                              224,861           1,504,472
                                                     ------------------ -------------------

        Total assets                                     $  75,020,824       $  91,387,338
                                                     ================== ===================

LIABILITIES AND SHAREHOLDERS' EQUITY:
Unsecured notes payable                                      $      --       $   4,692,517
Secured notes payable                                        3,185,000           3,185,000
Accrued expenses and other                                     394,662             235,551
Payable to manager                                                  --             121,577
                                                     ------------------ -------------------
        Total liabilities                                    3,579,662           8,234,645

SHAREHOLDERS' EQUITY:
Preferred stock: par value $0.01, 0
   and 40,000,000 shares authorized at
   September 30, 2004 and December 31,
   2003, respectively: 0 and 22,229,739
   shares issued and outstanding at
   September 30, 2004, and December 31,
   2003, respectively                                               --         225,142,861
Common stock: par value $0.01, 50,000,000
   shares authorized; 19,483,352 and
   100 shares issued and outstanding at
   September 30, 2004, and December
   31, 2003, respectively                                  217,517,218                   1
Accumulated dividends and distributions                    (90,621,455)        (90,621,455)
Accumulated deficit                                        (55,454,601)        (51,368,714)
                                                     ------------------ -------------------
        Total shareholders' equity                          71,441,162          83,152,693
                                                     ------------------ -------------------

        Total liabilities and shareholders' equity       $  75,020,824       $  91,387,338
                                                     ================== ===================




         The accompanying notes are an integral part of these statements

                            BELLAVISTA CAPITAL, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)



                                                              Three Months       Three Months        Nine Months       Nine Months
                                                                     Ended              Ended              Ended             Ended
                                                             September 30,      September 30,      September 30,     September 30,
                                                                      2004               2003               2004              2003
                                                         ------------------ ------------------ ------------------ ------------------
REVENUES:
   Income from completed real estate development               $   300,748        $ 3,984,006       $  2,527,574      $  8,218,106
   Income from legal settlements                                   132,000                 --            501,000                --
   Interest income                                                  31,933                 --             95,562                --
   Other                                                           103,214             28,053            131,001            44,317
                                                         ------------------ ------------------ ------------------ ------------------
     Total revenues                                                567,895          4,012,059          3,255,137         8,262,423
                                                         ------------------ ------------------ ------------------ ------------------

EXPENSES:
   Salaries expense                                                227,013                 --            576,596                --
   Facilities expense                                               61,439                 --            251,425                --
   Legal and accounting expense                                    329,898            124,173          1,413,818           394,384
   Insurance expense                                                80,363             82,623            224,672           240,545
   General, administrative and other expense                        56,016             22,960            171,086           106,299
   Depreciation expense                                              8,547                 --             17,094                --
   REO expense                                                      71,421            300,127            276,672           431,841
   Internalization transition expenses                              10,394                 --            444,066                --
   Management fees                                                      --            896,095            639,698         3,120,171
   Provision for impairment of investments in real estate          516,134          2,208,575          3,325,897        16,577,672
                                                         ------------------ ------------------ ------------------ ------------------
     Total expenses                                              1,361,226          3,634,553          7,341,024        20,870,912
                                                         ------------------ ------------------ ------------------ ------------------

   Net (loss) income                                              (793,331)           377,506         (4,085,887)      (12,608,489)
   Preferred stock dividends and distributions                          --         (2,623,555)                --       (10,489,238)
                                                         ------------------ ------------------ ------------------ ------------------
   Net loss allocable to common                                $  (793,331)      $ (2,246,049)     $  (4,085,887)    $ (23,097,727)
                                                         ================== ================== ================== ==================
                                                               $     (0.12)       $   (22,460)       $     (1.92)     $   (230,977)
Basic and diluted net loss per common share

Basic and diluted weighted-average shares outstanding            6,353,334                100          2,133,303               100









         The accompanying notes are an integral part of these statements

                            BELLAVISTA CAPITAL, INC.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
          For the three months and nine months ended September 30, 2004
                                   (unaudited)


                                Preferred Stock                Common Stock
                          ----------------------------- ----------------------------
                                                                                        Accumulated
                                                                                          Dividends
                                                                                                and    Accumulated
                                 Shares         Amount         Shares        Amount   Distributions        Deficit          Total
                          -------------- -------------- -------------- ------------- -------------- -------------- --------------
Shareholders' equity
   at December 31, 2003      22,229,739   $225,142,861            100      $      1   $(90,621,455) $ (51,368,714)  $ 83,152,693
Repurchase of Preferred
  Stock                      (2,746,487)    (7,625,644)            --            --             --             --     (7,625,644)
Conversion of Preferred
  Stock                     (19,483,252)  (217,517,217)    19,483,252   217,517,217             --             --             --
Net loss                             --             --             --            --             --     (4,085,887)    (4,085,887)
                          -------------- -------------- -------------- ------------- -------------- -------------- --------------
Shareholders' equity at
   September 30, 2004                --      $      --     19,483,352  $217,517,218   $(90,621,455)  $ (55,454,601)  $ 71,441,162
                          ============== ============== ============== ============= ============== =============== ==============





























         The accompanying notes are an integral part of these statements

                            BELLAVISTA CAPITAL, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)



                                                                                Nine Months           Nine Months
                                                                                      Ended                 Ended
                                                                         September 30, 2004    September 30, 2003
                                                                        ------------------------------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                     $  (4,085,887)       $  (12,608,489)
 Adjustments to reconcile net loss to net cash provided by
    (used in) operations;
    Depreciation expense                                                             17,094                    --
    Provision for impairment of investments in real estate                        3,325,897            16,577,672
    Increase (decrease) in accrued expenses and other                               159,111                (3,983)
    (Decrease) in payable to manager                                               (121,577)             (356,182)
                                                                        -------------------- ---------------------
         Net cash (used in) provided by operating activities                       (705,362)            3,609,018
                                                                        -------------------- ---------------------
 CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of fixed assets                                                       (149,030)                   --
    Decrease (increase) in other assets, net                                      1,279,611                (9,401)
    Cash received from loan payments                                                     --             4,695,000
    Proceeds from investments in real estate under development and
      property held for sale                                                     24,615,230            46,841,782
    Investments in real estate under development and property held for
      sale                                                                      (14,010,761)          (19,382,070)
                                                                        -------------------- ---------------------
         Net cash provided by investing activities.                              11,735,050            32,145,311
                                                                        -------------------- ---------------------
 CASH FLOWS FROM FINANCING ACTIVITIES:
    Repurchase of Preferred Stock                                                (7,625,644)             (346,502)
    Adjustment for dividend reinvestment                                                 --               (94,330)
    Issuance of unsecured notes payable                                                  --               476,679
    Repayment of unsecured notes payable                                         (4,962,517)           (8,660,053)
     Payments on secured notes payable                                                   --            (4,508,000)
    Payments on secured line of credit, net                                              --           (14,431,132)
    Payment of preferred stock dividends                                                 --           (11,800,156)
                                                                        -------------------- ---------------------
         Net cash  used in financing activities                                 (12,318,161)          (39,363,494)
                                                                        -------------------- ---------------------
           Net decrease in cash and cash equivalents                             (1,288,473)           (3,609,165)
           Beginning cash and cash equivalents                                   10,701,188             4,394,107
                                                                        -------------------- ---------------------
           Ending cash and cash equivalents                                    $  9,412,715           $   784,942
                                                                        ==================== =====================
 Cash paid for interest, net of amounts capitalized of $49,988 and
    $1,163,628, for the nine months ended September 30, 2004 and 2003,
    respectively                                                               $         --         $          --
                                                                        ==================== =====================
 SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

    Reinvested Preferred Stock dividends                                       $         --           $     1,499
                                                                        ==================== =====================
    Interest accrued on unsecured notes payable                                $      4,264           $    53,588
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

                             BELLAVISTACAPITAL, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

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

                             BELLAVISTACAPITAL, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

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

Income Taxes

Our taxable income differs from income measured in accordance with generally accepted accounting principles in the United States of America due to temporary differences in the recognition of income from our ADC loans. For tax purposes, interest and points are accrued as income according to the terms of our loan contracts, but not recognized under generally accepted accounting principles in the United States of America until the contract has been paid through sale or refinancing of the secured property.

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

Net Loss Per Share of Common Stock

Per share amounts for our common stock are computed using the weighted average common shares outstanding during the period. Net loss used in the calculation is increased by declared dividends to preferred shareholders and net income is decreased by declared dividends to preferred shareholders. On September 1, 2004 our Preferred Stock converted to common stock according to the provisions of our supplemental articles of incorporation. There are currently no stock options or other dilutive common stock equivalents, and as a result, the basic and diluted weighted average common shares outstanding for the quarters ended September 30, 2004 and 2003 are the same and are 6,353,334 and 100 shares, respectively.

                             BELLAVISTACAPITAL, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

3.   INVESTMENTS IN REAL ESTATE UNDER DEVELOPMENT:

We have made ADC loans with maturity dates generally ranging from 12 to 18 months. As of September 30, 2004 we had five ADC loans outstanding which are described below.

                                   Final             Face    Amount Funded                                           Carrying
                 Interest       Maturity           Amount          (net of      Capitalized       Recognized        Amount of
Description          Rate           Date     of Mortgages        payments)   Interest Costs       Impairment        Mortgages
                                          ---------------- ---------------- ---------------- ---------------- ----------------
Loan 2503          11.50%        12/1/05        7,725,000        5,423,292          134,522        1,582,725        3,975,089
Loan 2504          11.50%        12/1/05        8,765,000        6,144,729          160,684        1,373,894        4,931,520
Loan 2517          21.00%         8/4/05        4,135,000        2,159,865          113,833               --        2,273,698
Loan 2523           8.00%         8/4/05       11,000,000        5,747,951           14,277               --        5,762,228
Loan 2524          10.00%       11/12/06        1,300,000        1,000,000              153               --        1,000,153
                                          ---------------- ---------------- ---------------- ---------------- ----------------
    Total                                  $   32,925,000   $   20,475,837   $      423,470   $    2,956,619   $   17,942,688
                                          ================ ================ ================ ================ ================

Loan 2503 - This loan is secured by an approximately 8,300 square foot home in Carmel, California. The $7,075,000 loan matured on June 1, 2004 and was extended to December 1, 2004. The amount of the loan was also increased by $650,000 to $7,725,000. The entire amount of increase provided for interest reserve with no additional funds available to the borrower. As of September 30, 2004 we had $131,708 remaining to fund on our commitment for the non-interest portion of the loan. The property has been sold and escrow is currently expected to close in early December.

Loan 2504 - This loan is secured by an approximately 7,900 square foot home in Carmel, California. The $7,950,000 loan matured on June 1, 2004 and was extended to December 1, 2004. The amount of the loan was also increased by $815,000 to $8,765,000. The entire amount of increase provided for interest reserve with no additional funds available to the borrower. As of September 30, 2004, we had $110,271 remaining to fund on the non-interest portion of our commitment. The property has been sold and escrow is currently expected to close in early December.

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

Loan 2523 - This $11,000,000 loan is secured by a first deed of trust on 17 condominiums totaling approximately 31,500 square feet in San Mateo, California. The note was issued on August 4, 2003, the proceeds of which will be used for construction of the condominiums. The note bears interest at 8.00%, which is accrued and payable August 4, 2005, the loan's maturity date. As of September 30, 2004 we had $3,952,049 remaining to fund on the non-interest portion of our loan commitment.

Loan 2524 - This $1,300,000 loan is secured by a third deed of trust on a 10.3 acre parcel in Colorado Springs, Colorado which will comprise 148 condominium units. The loan is junior to a deed of trust in the amount of $2,392,000 and a revolving deed of trust totaling $4,000,000, both in favor of Ohio Savings Bank. The note was issued on May 12, 2004, bears interest at 10%, which is accrued and payable at the loan's maturity date, November 12, 2006. The note provides for additional interest equal to 3% of the gross sales price of each completed condominium unit. We have no additional funding requirement on the non interest portion of our commitment.

                             BELLAVISTACAPITAL, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

4. INVESTMENT IN REAL ESTATE HELD FOR SALE:

As of September 30, 2004, we or our wholly-owned subsidiaries held title to 14 properties which we received through foreclosure, by deed in lieu of foreclosure, or as a result of an agreement dated October 17, 2002, pursuant to which all membership interests in 99 Investors, LLC were transferred to us. The properties are described below:

                                                                                        Estimated
                                                                                         Carrying
                           Amount Funded        Capitalized         Recognized          Amount of           Costs to
 Description           (net of payments)     Interest Costs         Impairment           Property           Complete
--------------------- ------------------ ------------------ ------------------ ------------------ ------------------
Property 2216             $  11,645,488         $  559,082        $ 2,145,617       $ 10,058,952       $ 23,530,441
Property 2368                 2,479,219             77,040                 --          2,556,259            487,718
Property 2396                 2,497,455             99,696            813,805          1,783,345            358,216
Property 2407                 1,091,990             69,015                 --          1,161,005                 --
Property 2423                 5,583,015            262,555            675,569          5,170,000                 --
Property 2442                 4,943,372            242,264            275,952          4,909,684                 --
Property 2443                        --                 --                 --                 --                 --
Property 2455                11,385,287            382,842          5,417,299          6,350,830            417,076
Property 2462                 7,356,044            292,503          4,536,487          3,112,059             83,941
Property 2465                   208,423             13,076                 --            221,499                 --
Property 2468                 2,441,106             97,569                 --          2,538,675            364,577
Property 2492                 3,467,853            104,592            665,388          2,907,057             37,180
Property 2506                 4,446,399             45,382            548,236          3,943,545            553,197
Property 2518                 3,430,951            213,163          1,048,399          2,595,714          3,420,286
                      ------------------ ------------------ --------------------------------------------------------
    Total                 $  60,976,599        $ 2,458,778       $ 16,126,753       $ 47,308,624       $ 29,252,632
                      ================== ================== ========================================================


Property 2216 - This is an approximately 8 acre parcel which has been approved for development of 72 townhomes and condominiums totaling approximately 123,372 square feet in San Jose, California. We have contracted with an outside party to provide development and construction management services for this property. As of September 30, 2004 the project was underway with grading and installation of site improvements.

Property 2423 - This property is an approximately 4,200 square foot home in Belvedere, California. We received title to the property through foreclosure on September 29, 2004. As of September 30, 2004 the home was complete but needs to be cleaned before the property can be properly marketed.

Property 2368 - This is an 8 unit condominium project totaling approximately 6,100 square feet in the South of Market area of San Francisco, California. The units are loft style condominiums which are popular in that area of the city. The project is currently under construction and is expected to be complete and on the market in December 2004.

Property 2396 - This is a 2 unit condominium project totaling approximately 4,450 square feet on Russian Hill in San Francisco, California. The project is currently under construction and is expected to be complete and on the market in November 2004.

Property 2407 - This property originally consisted of 6 subdivided and improved lots in San Rafael, California. Two of the lots closed escrow on September 24, 2004. The purchasor of the two lots has an option to purchase the remaining four lots. The option expires on November 28, 2004 but may be extended in six month increments until May 4, 2006 with further option payments.

Property 2442 - This property is an approximately 10,000 square foot home in Atherton, California. As of September 30, 2004 the property was under contract for sale with escrow scheduled to close in late October. Subsequent to September 30, 2004 the property closed escrow under the terms of the contract.

                             BELLAVISTACAPITAL, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Property 2443 - This project originally consisted of 3 lots for the construction of single-family homes averaging approximately 4,000 square feet each. Two of the homes had started foundation work before construction was halted while we pursued our foreclosure action. No work had commenced on the third home prior to beginning our foreclosure action. On August 27, 2004 two of the three lots closed escrow. As of September 30, 2004 the remaining lot was under contact with escrow scheduled to close in November 2004.

Property 2455 - This project is an approximately 8,850 square foot home in Atherton, California. The project is under construction and we currently estimate it will be complete and ready for sale in November 2004.

Property 2465 - This project is an approximately 8,900 square foot lot in Oakland, California. Construction had not started prior to our foreclosure action. We currently plan to sell the property in its existing condition and have listed it for sale.

Property 2462 - This project is an approximately 7,000 square foot home in Saratoga, California. The project has completed construction and was under contract to sell as of September 30, 2004. Subsequent to September 30, 2004 the property closed escrow according to the terms of the contract.

Property 2468 - This property is an approximately 4,000 square foot home in Tiburon, California. We received title to the property through foreclosure on September 29, 2004. As of September 30, 2004 construction was not complete and we were in the process of engaging a contractor to complete construction.

Property 2492 - This is an approximately 4,500 square foot home in Portola Valley, California. The property is complete and was listed for sale in April 2004.

Property 2506 - This project is an approximately 6,400 square foot home in Hillsborough, California. The property is currently under construction and we expect the home to be complete and ready for sale in November 2004.

Property 2518 - This property is an approximately 6,400 square foot home in Tiburon, California. We received title to the property through foreclosure on September 29, 2004. The property is in an uncompleted state of construciton. We are currently evaluating our options with this property.

5.  SHAREHOLDERS' EQUITY:

We have authorized 50,000,000 shares of capital stock with a $0.01 par value; Prior to September 1, 2004 40,000,000 shares were designated Class A Convertible Preferred (Preferred Stock), and 10,000,000 shares were designated as common. On September 1, 2004 our Preferred Stock converted to common stock in accordance with the terms of the articles authorizing the Preferred Stock. As a result of the conversion all 50,000,000 authorized shares are now common shares of which 19,483,352 were outstanding at September 30, 2004.

We sold our Preferred Stock through private placements and have closed five private placements since our inception, issuing 26,161,438 shares at $10.00 per share. We used the proceeds from issuance of our Preferred Stock primarily to fund additional ADC loans and also for working capital purposes. As of September 30, 2004 we did not have an active private placement.

6.   TRANSACTIONS WITH AFFILIATES:

Prior to March 19, 2004, we had the following affiliates all of which were owned by Susan Fox, who, prior to such date was the President, CEO and a Director of the Company: Primecore Funding Group, Inc; 99 El Camino Partners, LLC; Primecore Properties, Inc. During the nine months ended September 30, 2004, Primecore Funding Group, Inc. received management fees from us, and Primecore Properties, Inc. received real estate commissions in connection with the sale of certain REO properties in situations where it acted as the listing broker. 99 El Camino Partners, LLC owns the building, that we began leasing on January 1, 2004.

                             BELLAVISTACAPITAL, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

On December 19, 2003 our Board of Directors voted not to renew the management agreement with Primecore Funding Group effective December 31, 2003 and transitioned to internal management during the first three months of 2004. On December 23, 2003 we entered into an agreement, effective January 1, 2004 with Primecore Funding Group to provide management services during a transition period that ended on March 19, 2004.

On March 19, 2004, Susan Fox resigned as President, Chief Executive Officer and Director of Primecore Mortgage Trust, Inc. Ms. Fox was retained as a consultant to the Company for a period of 12 months in order to assist with any issues that occur in connection with the transition of management. For her services she will be paid $30,000 per month. We have recognized all 12 monthly payments due under the contract as expense during the nine months ended September 30, 2004. We have also agreed to compensate Ms. Fox for her assistance in recovery of legal actions we have brought against some of our former borrowers. Our agreement with her provides that she will receive 5% of any sums we collect from such legal proceedings. Additionally, we purchased certain furniture, computer equipment and software from her company, Primecore Funding Group, for $200,000. Finally, we have entered into an agreement to lease the premises at 99 El Camino Real, a property owned by 99 El Camino Partners, LLC, a limited liability company in which Susan Fox is the sole member, through December 31, 2004 at a monthly rate of $25,000 through June 30, 2004 and then decreasing to $20,000 per month through December 31, 2004. The agreement also provides that we will pay for real estate taxes, insurance and maintenance associated with the building.

As of March 19, 2004, none of these entities are affiliates of the Company and, as of the date of this filing, except as discussed in this Note 7, we have no business relationships with these entities.

Management Fees

For the three months and nine months ended September 30, 2004, the portfolio management fees earned by our Manager were $0 and $639,698 compared with $896,095 and $3,120,171 for the three months and nine months ended September 30, 2003.

Real Estate Sales Commissions

We paid real estate sales commissions of $0 and $331,550 during the three months and nine months ended September 30, 2004 to Primecore Properties, Inc., compared with $489,900 and $725,500 during the three months and six months ended June 30, 2003. The commissions were paid for services provided by Primecore Properties under listing agreements to sell property acquired by us through foreclosure or deed in lieu of foreclosure.

7.   COMMITMENTS AND CONTINGENCIES:

Leases

We are obligated to make payments under certain office and equipment leases. During the three months and nine months ended September 30, 2004 we recognized $66,587 and $148,176 expense for such leases compared to none during the three months and nine months ended September 30, 2003. As of September 30, 2004 our future minimum annual lease payments under operating leases was as follows:

                             BELLAVISTACAPITAL, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Year
Amount
2004 (Remaining three months)                        66,587
2005                                                 26,348
2006                                                 22,534
2007                                                 14,039
                                            -----------------
         Total                                      129,508
                                            =================

Litigation

From time to time, we may and have become subject to litigation in connection with our business. In addition, as of September 30, 2004, we were involved in several litigation matters that are considered to be out of the ordinary course of business. The following is a list of non-routine litigation (i.e. suits other than mechanic's lien lawsuits or similar lawsuits in which the Company becomes involved from time to time due to its status as a lender) in which the Company was involved as party, as of September 30, 2004, and in which it was believed at September 30, 2004 that potential liability could be material if the Company is unsuccessful in its defense, which the Company does not currently believe will be the case:

1. Baigent, et. al. v. Susan Fox, Primecore Mortgage Trust, Inc., et. al., JAMS Arbitration No. 1100041879. Approximately 35 shareholders, holding approximately 1,260,000 shares of Preferred Stock, approximately 5% of the Preferred shares of the Company, filed a lawsuit on November 14, 2003. The lawsuit generally alleges that the Company, its former Manager, and two former officers failed to disclose the true risks of the investments made by the plaintiff-shareholders. The Complaint does not specify the amount of damages being sought. An arbitration hearing is currently scheduled for December 1, 2004. The Company believes the claims are without merit and believes that it has strong and viable defenses. As any such matter involves uncertainty and the risk of an adverse outcome regardless of the merits of the case, the Company will continue to consider such alternative courses of action as it deems necessary to protect the interests of the Company and all its shareholders.

2. Showplace Square Lofts Company, LLC v. Primecore, et. al., U.S. Bankruptcy Court (N.D. Cal) No. 02-3157 DM. On June 25, 2002, a borrower filed a complaint against the Company in connection with its bankruptcy. The claims alleged a failure to fund draw requests. The Court thereafter granted summary judgment in favor of the Company on all claims except a claim under Bankruptcy Code Sec. 544 and 548. On November 2, 2004, the Company entered into a settlement agreement, subject to Bankruptcy Court approval, under which the Company will pay $75,000 in settlement of all claims.

3. BellaVista Capital v. Agustin Rosas-Maxemin, et. al., San Mateo Superior Court No. 439577. On May 26, 2004, the Company brought suit against the principals of a former borrower and their affiliated entities relating to the misappropriation and diversion of loan funds for improper purposes. The misappropriation and diversion was first discovered in the course of a bankruptcy proceeding, in which one of the defendants admitted that he had fraudulently prepared invoices in the name of third party contractors, and forged endorsements on checks written by the Company to the third party contractors. The Company seeks to recover all of the misappropriated funds, and has alleged damages presently believed to exceed $1,000,000. The Company has not reflected any potential recovery in its financial statements. In response to the Complaint, one of the defendants filed a Cross-Complaint alleging that misrepresentations were made to him in connection with loans made by the Company. The Cross-Complaint seeks unspecified damages. The Company believes the Cross-Complaint is without merit, intends to vigorously defend against the claims, and believes that it has strong and viable defenses.

                             BELLAVISTACAPITAL, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

4. Wagner v. 99 Investors, LLC, et. al., San Mateo Superior No. CIV 436762. This lawsuit was served on or about March 30, 2004 by the purchaser of a home against 99 Investors, LLC, a subsidiary of the Company. The home was sold to plaintiffs by 99 Investors in or around March 2000. The Complaint alleges that there are defects in construction including faulty framing and faulty soil treatment, resulting in movement and property damage. The Complaint contains claims against 99 Investors, the seller, Pacific Peninsula Group, Inc, the builder, and Harlan Tait Associates, the soils engineer. The Company tendered the matter to its insurance carrier at the time for defense and indemnity, and the insurer accepted defense subject to a reservation of rights. At the present time, the Company believes the Complaint is without merit as against 99 Investors, intends to vigorously defend against the claims, and believes that it has strong and viable defenses. In addition, the Company currently believes that in the event of any recovery by the plaintiff, the amount of the claim should be covered by insurance.

In addition to the above matters, at September 30, 2004, the Company was involved in several lawsuits in which it sought recovery from borrowers, guarantors, and others. The actions included the following:

1. A lawsuit filed in connection with a loan made on a subdivision project in Marin County. While the Company had written off the loan approximately two years ago, it was felt that legal avenues existed to seek recovery on the loan. The Company filed suit and entered into a settlement with the key defendants in February 2004. Under the settlement, the Company is entitled to receive $2,300,000 in payments of varying amounts to be made over a 17-month term, beginning in March 2004. In the event that the payments are not made when due, the Company has a right to obtain a stipulated judgment. If and when payments are received, the payments will be reflected in income. The settlement will not be reflected in the financial statements until payments are received, as collection is not reasonably assured. The first four payments of $100,000 were received on March 2, 2004, April 2, 2004, June 1, 2004, and August 30, 2004, and a payment of $650,000 was received on October 29, 2004. In addition, the Company obtained a settlement from a co-defendant in the amount of $110,000, which amount has been paid.

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

3. A lawsuit to collect against two guarantors on two loans. The matter was set for trial on September 13, 2004. However, prior to trial, the defendants entered into a stipulation for settlement. Under the terms of the settlement, the Company is entitled to a judgment of $6 million if the defendants do not make periodic payments totaling $4 million in accordance with a fixed schedule. The settlement will not be reflected in the financial statements until payments are received, as collection is not reasonably assured. To date, the defendants timely made, on September 15 and October 8, 2004, two payments totaling $100,000.

4. A lawsuit to collect against the principals of a former borrower relating to the misappropriation and diversion of loan funds for improper purposes. The Company seeks to recover all of the misappropriated funds, and has alleged damages presently believed to exceed $1,000,000. The Company has not reflected any potential recovery in its financial statements. In addition, in the same lawsuit, the Company seeks to recover approximately $900,000 as usurious interest paid by the Company to another lender on the project in order to protect the Company's security interest.

                             BELLAVISTACAPITAL, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Construction Contracts

In connection with our development of investments in real estate held for sale, we, or our subsidiaries, have entered into contracts with construction companies totaling $24,120,885 to complete these projects. We will make payments on these contracts as construction progresses in much the same manner we do for our investments in real estate under development.

Guarantees

We have issued indemnity agreements to insurance companies in connection with the sale of certain of our REO properties. The indemnity agreements were provided in order to induce the insurance companies to issue surety bonds covering mechanics liens recorded against properties we owned as well as certain other monetary guarantees of payment. The total amount of the surety bonds issued with respect to which we have issued indemnity agreement is $310,139. We believe that we have remedies against the mechanics lien claims and that we will not become liable for their payment as such, no amounts have been accrued in the financial statements in connection to these liens.

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

Overview

After concentrating our efforts on internalizing management during the first three months of 2004, we turned our attention to developing our new business during the six months ended September 30, 2004. During this period we searched property listings, attended industry conferences and contacted real estate brokers and industry professionals in an effort to make new contacts. With these new contacts we generated a list of dozens of development projects seeking financing. From the date of our last filing to the date of this filing we had approved two new investments totaling approximately $6.2 million with fundings scheduled before the end of 2004. In addition as of the date of this filing we were negotiating terms or analyzing investment opportunities totaling another $27 million.

We have been making progress toward the completion and sale of our non-performing investments. We currently have 18 investments, 15 of which are not earning income and are therefore non-performing. These non-performing investments, which were all originated in 2001 or earlier, currently represent approximately 72% of our net realizable assets.

Since our last filing we have sold five properties, one of which has closed escrow, at prices of $0.45 million; $3.52 million; $4.5 million; $5.6 million; and $5.65 million. In each case the sale price was at or slightly above the price we used to estimate our June 30, 2004 net asset value. We currently have five properties under sales contracts with escrows scheduled to close by early December. An additional four properties are on the market for sale and eight are in the construction stage with all but two expected to complete construction before the end of the year.

The performing portion of our invested assets, representing approximately 15% of our portfolio, and which include our investments in Colorado Springs and San Mateo, is currently accruing income, which we believe will be collectible, at 13% of the invested assets. As we continue to originate new investments, this performing portion of our invested assets will increase as a percentage of our total capital.

Results of Operations
Revenue

During the three months and nine months ended September 30, 2004 we reported income from real estate developments of $300,748 and $2,527,574 from our investments compared with $3,984,006 and $8,218,106 for the three months and nine months ended September 30, 2003, respectively. Our revenues decreased as a result of the decrease in the amount of loan repayments during the comparable periods and the impairment of the investments that were closed.

Realizable Value of Investments

For financial statement purposes, we do not report the interest and points we charge to borrowers as income until we collect it. To the extent we believe we will collect it, the amount of interest and points we charge borrowers is added to the balance due on our loans for purposes of this calculation. As the values of the collateral supporting payment of our loans have declined, the ability to collect our accrued interest and points has, in many cases, become doubtful. Management includes the amount of collectible interest and points we estimate we will receive when it sets prices for redeeming our stock. The information presented below summarizes that analysis and reconciles the differences between US GAAP and the estimated realizable value of our investments.


                                                        September 30, 2004  December 31, 2003
                                                        ------------------- ------------------
Investments in real estate under development                  $ 17,942,688      $  34,629,956
Investments in real estate held for sale                        47,308,624         44,551,722
                                                        ------------------- ------------------
Total investments in real estate per US GAAP                    65,251,312         79,181,678
Add:   GAAP impairments                                         19,083,372         26,436,565
   Accrued interest and points                                  25,306,639         38,360,634
Less:  Capitalized interest                                     (2,882,248)        (4,633,962)
                                                        ------------------- ------------------
Balance owed on real estate investments                        106,759,075        139,344,915
Amount estimated uncollectible                                 (32,553,113)       (54,162,649)
                                                        ------------------- ------------------
Realizable value of investments in real estate                $ 74,205,962      $  85,182,266
                                                        =================== ==================

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

Net Realizable Value of Assets per Share

We have attempted to provide liquidity to our shareholders through the repurchase of outstanding shares. Because our stock does not trade in any secondary market, another method must be used to determine the value in order to set the repurchase price. Under its current repurchase policy, the Board has concluded that the value of the stock should be determined with reference to the Net Realizable Value of our assets. Therefore, in accordance with the resolutions of the Board of Directors, the following calculation determines the net realizable value of our stock at September 30, 2004 and December 31, 2003 for purposes of our redemption policy only:

                                                        September 30, 2004  December 31, 2003
                                                        ------------------- ------------------
Cash                                                          $  9,412,715      $  10,701,188
Other assets                                                       356,795          1,504,470
Realizable value of investments in real estate                  74,205,962         85,182,266
                                                        ------------------- ------------------
Total realizable assets                                         83,975,472         97,387,924
Total liabilities                                               (3,579,662)        (8,234,645)
                                                        ------------------- ------------------
Net realizable assets                                           80,395,810         89,153,279
Shares outstanding                                              19,483,352         22,229,739
                                                        ------------------- ------------------
Net realizable assets per share                                 $     4.13         $     4.01
                                                        =================== ==================

The net realizable value of assets per share calculated above is not intended to reflect the amount a shareholder would receive upon liquidation of the company. The calculation of net realizable assets per share does not take into account operating expenses, which would be incurred during the period of time necessary to complete and liquidate all of the company's assets, nor does it include the carrying costs of real estate owned. In addition, liquidation of the company would require establishment of reserves for contingent liabilities, such as litigation, which could be substantial.

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

During the three months ended September 30, 2004, the expense items that had historically comprised our management fee expenses (salaries, facilities and general, administrative and other) were $344,468 compared with management fees of $896,095 during the three months ended September 30, 2003. These expenses during the nine months ended September 30, 2004, including the management fees paid during the first three months ended March 31, 2004 were $1,638,805 compared to $3,120,171 in management fee expenses during the nine months ended September 30, 2003. The decease in the comparable expense items is due to the downsizing of our staff, reduction in our rent and certain other cost savings achieved through internalization.

Legal and accounting expenses totaled $329,898 and $1,413,818 during the three months and nine months ended September 30, 2004 compared with $124,173 and $394,384 during the three months and nine months ended September 30, 2003. Our legal expenses increased during the three months ended September 30, 2004 as compared to the three months ended September 30, 2003 as a result of our engagement of retained counsel, increased litigation activity in connection with our defense of the lawsuit by certain shareholders and legal counsel in connection with a proposal for liquidation by certain shareholders. Legal and accounting expenses increased during the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003 due to the factors mentioned above and, in addition, because they include a $640,000 expense for settlement of a dispute over the amounts due under construction contracts to build two of our REO properties.

We recorded a provision for impairment of $516,134 and $3,325,897 during the three months and nine months ended September 30, 2004 compared with $2,208,575 and $16,577,672 during the three months and nine months ended September 30, 2003. The impairments recorded during the three and nine months ended September 30, 2004 resulted from the following factors: the decision to sell one of our

REO properties as land rather than to complete contruction and list the property for sale; unanticipated costs needed to complete two REO properties; and revised values applied to particular properties which were deemed impaired due to micro market conditions.

Liquidity and Capital Resources

Liquidity means the need for, access to and uses of cash. Our principal source of liquidity is the repayment of our real estate investments. Our principal demands for liquidity are funds that are required to satisfy obligations under new and existing loan commitments and operating expenses.

During the nine months ended September 30, 2004 we collected proceeds of approximately $27.1 million from our investments, including income of approximately $2.5 million. With those proceeds we invested $1 million in new investments; $13.0 million toward completing our existing investments, used approximately $4.7 million to pay down our debt and another $7.6 million to repurchase our stock at an average price of $2.78 per share. As of September 30, 2004 we had completely retired our unsecured debt and held cash reserves of $9.4 million.

Sources of cash

As of September 30, 2004 our primary source of liquidity was the repayment of our investments in real estate. We have the ability to borrow money from various financial institutions using our REO properties as collateral if we determine that we need additional liquidity. We do not currently expect that we will have such a need during the next 12 months.

In order to receive repayment on our investments, the property securing repayment typically must be completed and sold to third parties. Accordingly, our repayments are a function of our developers' ability, or our ability in the case of REO properties, to complete and sell the properties developed. The following table summarizes our liquidity expectations for the 18 investments held at September 30, 2004. The expected proceeds in the table are higher than our net realizable value estimates because they include our estimated costs to complete.


                                                    Expected Proceeds
                                                   -------------------
Investments under contract pending
  close of escrow
                                                    $      20,579,680
Investments offered for sale                                8,836,000
Investments under construction scheduled
  to be complete and on the market:
   Q4 2004                                                 17,907,000
   Q1 2005                                                 14,058,221
   Q2 2005                                                 20,029,208
   Q3 2005                                                 16,066,652
   Q4 2005                                                    216,430
   Q1 2006                                                    216,430
   Q2 2006                                                    202,001
   Unknown                                                  9,541,000
                                                   -------------------
       Total                                            $ 107,652,623
                                                   ===================


Investments with unknown completion dates have recently been repossessed and we are in the process of acertaining their current permit status. It is possible, though unlikely, that our repayments may not be sufficient to timely meet our commitments and we may be forced to reduce prices on the properties that we control in order to expedite their repayment. In such cases, the amount of proceeds we receive could be substantially less than what we would have expected if we allowed a proper marketing period for the property. This would have a negative impact on the estimated net realizable value of our assets.

Uses of Cash

The following table sets forth the projected timing and amount of our obligations in 2004, 2005 and 2006, without taking into account new investments that may be originated:

 Obligation                               Total             2004             2005            2006
 ----------------------------- ----------------- ---------------- ---------------- ---------------
 Investment fundings                          $      $ 9,661,997     $ 23,771,783              --
                                     33,433,780
 Secured note payable                 3,185,000               --        3,185,000              --
 Lease obligations                      115,469           66,587           26,348          22,534
                               ----------------- ---------------- ---------------- ---------------
 Total                             $ 36,734,249      $ 9,728,584     $ 26,983,221          22,534
                               ================= ================ ================ ===============

Investment fundings are our largest use of our cash. At September 30, 2004 we estimated costs to complete investments in our portfolio were approximately $33.4 million. These amounts will be funded as construction progresses on our investments. The exact timing of the investment fundings is dependent on several factors including weather, governmental regulation and developer related issues, so the timing of investment fundings in the above table is an estimate based on information available to us at this time. Additionally, we expect the amount of actual investment fundings to be higher than our obligation existing at September 30, 2004 as we continue to make and fund new loan commitments in 2004 and beyond.

Our secured note payable is secured by an REO property and is due in 2030, however it will be repaid upon sale of the property it secures. We currently expect that property to complete construction and sell during 2005.

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

ITEM 2.   Unregistered Sales of Equity SECURITIES AND USE OF PROCEEDS.

Not Applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5.   OTHER INFORMATION.

Not applicable.

ITEM 6.   EXHIBITS Exhibits


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

Dated:   November 22, 2004                     /s/ MICHAEL RIDER
                                               -------------------------
                                               Michael Rider, President and
                                               Chief Financial Officer