Form 10-K
period 2004-12-31
BELLAVISTA CAPITAL INC
filed 2005-05-09
CIK 1086670

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                          ----------------------------
         FORM 10-K Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                  For the Fiscal Year Ended December 31, 2004
                          ----------------------------
                            BELLAVISTA CAPITAL, INC.
             (Exact Name of Registrant as Specified in its Charter)

                    Maryland                           94-3324992
        (State or other jurisdiction of             (I.R.S. Employer
         incorporation or organization)            Identification No.)

                          420 Florence Street Suite 200
                               Palo Alto, CA 94301
                         (Address of principal offices)

                                 (650) 328-3060
              (Registrant's telephone number, including area code)
                          ----------------------------
             Securities registered under Section 12(b) of the Act:
        None Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, par value $0.01 per share
                                (Title of class)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No[X]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

   The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant is $0.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: 14,991,325 Shares of Common Stock

--------------------------------------------------------------------------------

This Annual Report on Form 10-K of BellaVista Capital, Inc. (the "Company") contains forward-looking statements. All statements other than statements of historical fact may be forward-looking statements. These include statements regarding the Company's future financial results, operating results, business strategies, projected costs and capital expenditures, products, competitive positions, and plans and objectives of management for future operations. Forward-looking statements may be identified by the use of words such as "may," "will," "should," "expect," "plan," anticipate," "believe," "estimate," "predict," "intend" and "continue," or the negative of these terms, and include the assumptions that underlie such statements. The Company's actual results could differ materially from those expressed or implied in these forward-looking statements as a result of various risks and uncertainties, including those set forth in the section entitled "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations." All forward-looking statements in this report are based on information available to the Company as of the date hereof and the Company assumes no obligation to update any such statements.

The following information should be read in conjunction with the Financial Statements and notes thereto included in this Form 10-K.


                                     PART I


ITEM 1.  BUSINESS

Business Focus and Strategies

Organized in 1999 as a real estate investment trust or "REIT," we make and fund development and construction loans to developers of residential real estate. We generally invest in for-sale single-family or multi-family subdivision projects, which are typically structured as construction loans, mezzanine loans, or equity investments. To date, nearly all of our investments have been made in Northern California; however, we plan to seek investment opportunities in other areas of California and neighboring states. We do not engage in any foreign operations or derive any revenue from foreign operations, and do not intend to do so in the future. Effective January 1, 2004, we withdrew our REIT status and are now taxed as a C Corporation.

Most investments are underwritten with maturity dates of up to 24 months, which dates may be extended when deemed to be in the Company's best interests. Most investments are secured by recorded deeds of trust on the property being developed, and title insurance protecting the position of our deeds of trust is always a pre condition to funding a secured loan. We may also make loans to development entities or take an ownership interest in the development entity. In such circumstances wee typically require a shared appreciation interest or other equity participation. We also may invest our funds directly in real property, if in the opinion of our Board of Directors it is in our best interest.
All approved investments are subject to detailed legal documentation that has been formulated by legal counsel for our specific purposes. In addition, our Board of Directors has implemented specific guidelines for the making of loans and investments. In accordance with our loan documents, we generally advance the monthly interest payments out of available loan proceeds, although our loan documents provide us with a right not to advance or to cease such payments should it be determined that conditions require such actions. Loan fees, if charged, are typically advanced out of the loan proceeds with the initial loan advance. Generally, our loans require the borrower to make a "balloon payment" equal to the principal amount, advanced interest and fees upon maturity of the loan. The loan maturity date is the date of sale of the underlying real estate or the date stated in the loan documents.

Company Management.

Investment Origination. We employ persons skilled in loan underwriting, disbursement and monitoring, and the various business and legal issues that may be involved with real estate lending. Our employees, and independent contractors where appropriate, provide all of the services including but not limited to underwriting loans and investments, overseeing all loans and investments, and servicing loans. Our loans and investments are arranged through Eric Hanke,

Vice-President of Business Development. Mr. Hanke is a licensed California real estate broker, and performs in such capacity in arranging loans and investments on our behalf.

Proposed loans and investments are evaluated to determine whether the loan or investment is of a type typically made by us, whether the developer has the experience necessary to manage the project, whether the security for the loan and the loan to value ratio meets our investment standards, and whether the loan or investment meets investment criteria and objectives set forth by the Board of Directors. The Board of Directors must approve any loans or investments. We also require third party appraisals to support valuation of proposed future investments and for modifying loans.

Collateral valuation. We utilize the experience of our employees, brokers in the real estate industry, third party appraisals or other information deemed useful to make assessments of a proposed project's viability and projected value, and to determine if a proposed investment meets our criteria. In the evaluation process, emphasis is placed on the ability of the underlying collateral to protect against losses in the event of default by the borrower. The evaluation is based on the projected market value of the proposed project, using various tools, including comparable sales of similar properties and projections of market appeal and demand at completion. The goal of the underwriting process is to achieve a comfort level that the projected completion value of the property will support full repayment of the investment plus the projected rate of return. Servicing. Investment servicing involves taking all steps necessary to administer the investment, including monitoring the propriety of funding requests, monitoring progress of a project and accounting for principal and income. Where appropriate, we employ an outside agent to monitor construction progress and draw requests. Loan proceeds are disbursed as construction progresses, and only after we have received satisfactory documentation. Before making disbursements of loan proceeds, borrower disbursement requests are verified by invoices from the developer or its subcontractors, and by periodic site inspections of progress.

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

ITEM 2. PROPERTIES. We own certain real property that we have acquired through foreclosure or deed in lieu of foreclosure. In addition, we obtained certain properties upon our acquisition of all of the ownership of 99 Investors, LLC in 2002. Our policy is to maximize the value of these foreclosed properties prior to liquidation. In some cases this may involve completing construction, sometimes through a subsidiary, and then marketing the property for sale. The following is a list of real estate owned by us as of December 31, 2004:

Property 2216 - This is an approximately 8-acre land parcel which has been approved for development of 72 townhomes and condominiums totaling approximately 123,372 square feet in San Jose, California. The first phase of 38 homes is currently under construction with completion of the first units scheduled during June 2005. Based on projected sales absorption of 8 units per month, the project should be sold out during February 2006.

Property 2368 - This is an 8-unit loft-style condominium project totaling approximately 6,100 square feet in the South of Market area of San Francisco, California. The project is currently under construction with units expected to complete in April 2005.

Property 2396 - This is a 2-unit condominium project totaling approximately 4,450 square feet on Russian Hill in San Francisco, California. The project is complete and on the market for sale.

Property 2407 - This property originally consisted of 6 subdivided and improved lots in San Rafael, California. Two of the lots closed escrow on September 24, 2004. The purchaser of the two lots has an option to purchase the remaining four lots. The option expires on July 15, 2005 but may be extended until May 4, 2006 with further option payments.

Property 2423 - This property is an approximately 4,200 square foot home in Belvedere, California. We received title to the property through foreclosure on September 29, 2004. The home is complete and currently on the market for sale.

Property 2443 - - This project originally consisted of 3 lots for the construction of single-family homes averaging approximately 4,000 square feet each. Two of the homes had started foundation work before construction was halted while we pursued our foreclosure action. No work had commenced on the third home prior to beginning our foreclosure action. On August 27, 2004 two of the three lots closed escrow. The remaining lot is currently on the market for sale.

Property 2455 - This project is an approximately 8,850 square foot home in Atherton, California. The home is complete and on the market for sale.

Property 2465 - This project is an approximately 8,900 square foot unimproved lot in Oakland, California. Construction had not started prior to our foreclosure action. We currently plan to sell the property in its existing condition and have listed it for sale.

Property 2468 - This property is an approximately 4,000 square foot home in Tiburon, California. We received title to the property through foreclosure on September 29, 2004. We have restarted construction and currently estimate completion of the project in June 2005.

Property 2492 -This is an approximately 4,500 square foot home in Portola Valley, California. In January 2005 the property was sold and closed escrow.

Property 2506 - This project is an approximately 6,400 square foot home in Hillsborough, California. The property is complete and on the market for sale.

Property 2518 - This property will be an approximately 6,400 square foot home in Tiburon, California. We received title to the property through foreclosure on September 29, 2004 and, after analysis of the property, have determined that we will maximize its value by completing the property and selling it as a finished home. We have restarted construction that was halted prior to our taking title, and currently expect to complete construction by November 2005.

ITEM 3.     LEGAL PROCEEDINGS.

From time to time, we may and have become subject to litigation in connection with our business. In addition, as of December 31, 2004, we were involved in several litigation matters that are considered to be out of the ordinary course of business. The following is a list of non-routine litigation (i.e. suits other than mechanic's lien lawsuits or similar lawsuits in which the Company becomes involved from time to time due to its status as a lender) in which the Company was involved, as of December 31, 2004, and in which it was believed at December 31, 2004 it is reasonably possible that its potential liability could each exceed $1 million if the Company is unsuccessful in its defense, which the Company does not currently believe will be the case:

     1. BellaVista Capital v. Agustin Rosas-Maxemin, et. al., San Mateo Superior Court No. 439577. On May 26, 2004, the Company brought suit against the principals of a former borrower and their affiliated entities relating to the misappropriation and diversion of loan funds for improper purposes. The misappropriation and diversion was first discovered in the course of a bankruptcy proceeding, in which one of the defendants admitted that he had fraudulently prepared invoices in the name of third party contractors, and forged endorsements on checks written by the Company to the third party contractors. The Company seeks to recover all of the misappropriated funds, and has alleged damages presently believed to exceed $1,000,000. The Company has not reflected any potential recovery in its financial statements. Trial is currently scheduled for April 25, 2005. In response to the Complaint, one of the defendants filed a Cross-Complaint alleging that misrepresentations were made to him in connection with loans made by the Company. The Cross-Complaint seeks unspecified damages. The Company believes the Cross-Complaint is without merit, intends to vigorously defend against the claims, and believes that it has strong and viable defenses.

     2. Wagner v. 99 Investors, LLC, et. al., San Mateo Superior No. CIV 436762. This lawsuit was served on or about March 30, 2004 by the purchaser of a home against 99 Investors, LLC, a subsidiary of the Company. The home was sold to plaintiffs by 99 Investors in or around March 2000. The Complaint alleges defects in construction including faulty framing and faulty soil treatment, resulting in movement and property damage. The Complaint contains claims totaling approximately $1.9 million against 99 Investors the seller, Pacific Peninsula Group, Inc, the builder, and Harlan Tait Associates, the soils engineer. The Company tendered the matter to its insurance carrier at the time for defense and indemnity, and the insurer accepted defense subject to a reservation of right to determine whether or not the claim is covered under the policy. The Company disputes both the claim of liability and the extent of the damages claimed and intends to vigorously defend against the claims. In addition, the Company currently believes that in the event of any recovery by the plaintiff, the amount of the claim would be covered by insurance.

In addition to the above matters, at December 31, 2004, the Company was involved in several legal matters in which it sought recovery from borrowers, guarantors, and others. The actions included the following:

     1. A lawsuit was filed by the Company in connection with a loan made on a subdivision project in Marin County. While the Company had written off the loan approximately two years before, it felt that legal avenues existed to seek recovery on the loan. The Company filed suit and entered into a settlement with the key defendants in February 2004. Under the settlement, the Company is entitled to receive $2,350,000 in payments of varying amounts to be made over a 17-month term, beginning in March 2004. In the event that the payments are not made when due, the Company has a right to obtain a stipulated judgment. If and when payments are received, the payments will be reflected in income. The settlement will not be reflected in the financial statements until payments are received, as collection is not reasonably assured. To date, the Company has received payments totaling $1,650,000. Two additional payments of $350,000 each are due on April 27, 2005 and July 26, 2005. In addition, the Company obtained a settlement from a co-defendant in the amount of $110,000, which amount has been paid.

     2. A lawsuit was filed to collect against the personal guarantors on two loans. The matter was set for trial on September 13, 2004. However, prior to trial, the defendants entered into a stipulation for settlement. Under the terms of the settlement, the Company was entitled to a judgment of $6 million if the defendants do not make periodic payments totaling $4 million in accordance with a fixed schedule. The defendants timely made, on September 15 and October 8, 2004, the first two payments totaling $100,000. However, defendants thereafter defaulted in their payments, and on January 21, 2005 a judgment was entered against the defendants, Robert A. Johnston and Gregory Bock, in the amount of $5,900,000. The company is taking steps to recover the amount of the judgment. The amount of the judgment is not reflected in the financial statements, and will not be until there is collection, as collection is not reasonably assured.

     3. A lawsuit was filed to judicially foreclose upon and obtain a deficiency judgment from a borrower in connection with a loan made on a property in Palo Alto. The borrower stipulated to judgment in the amount of $750,000, which judgment has been entered. The prospect of collection of the judgment is not reasonably assured, therefore, if and when payments are received, the payments will be reflected in income. No potential recovery is currently reflected in the financial statements.

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

ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of our stockholders during the fourth quarter of the year ended December 31, 2004. For information concerning a proposal to be voted on at a special meeting on March 14, 2005, reference is made to the proxy materials Form 14A filed on February 28, 2005.


                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

There is currently no public trading market for our stock. We are authorized to issue up to 50,000,000 shares of Common Stock. During the period from April 30, 1999 through August 31, 2004 we sold 28,007,243 shares of Class A Convertible Preferred Stock, including sales made through our dividend reinvestment program. During this period of time we also repurchased 8,523,991 shares of our Preferred Stock through our redemption programs. All sales of stock were made under exemption from the registration requirements of the Securities Act of 1933 pursuant to Regulation D, Rule 506. All sales of stock and notes were to accredited investors, as defined in Regulation D, Rule 501 (a)(4), (5) or (6) under the 1933 Securities Act. Appropriate legends were placed on each stock certificate. No underwriters were involved and no underwriting commissions were paid in any of the transactions. On September 1, 2004 our outstanding shares of Preferred Stock totaling 19,483,252 shares, converted to Common Stock in accordance with the terms of the Preferred Stock. At the time of conversion, there were 100 shares of common stock issued and outstanding. At December 31, 2004, there were 18,304,168 shares of Common Stock, issued and outstanding. We currently are not offering any new shares of stock for sale. We have also offered and sold Series A and B promissory notes of varying amounts and maturities.

ITEM 6. SELECTED FINANCIAL INFORMATION.

The following financial and operating data should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited financial statements included elsewhere in this Form 10-K. Capitalization

Our capitalization, as of December 31, 2004, was as follows:


 Borrowings:
    Secured notes payable                                     $  3,185,000
                                                         ------------------
                                                                 3,185,000
    Total borrowings

 Capital Stock
    Common Stock - 18,304,168 shares
       issued and outstanding                                  213,208,861
    Accumulated dividends and distributions                    (90,621,455)
    Accumulated deficit                                        (56,142,559)
                                                         ------------------

          Total borrowings and capital stock                  $ 66,444,847
                                                         ==================

The selected financial data set forth below has been derived from our audited financial statements included elsewhere in this and previously filed Forms 10-K (in 000's except per share amounts).

                                              December 31,   December 31,   December 31,   December 31,  December 31,
                                                      2004           2003           2002           2001          2000
                                            --------------- ----------------------------------------------------------
 Total assets...............................     $  69,969      $  91,387                             $             $
                                                                               $ 155,067        184,597       207,077
 Total debt.................................         3,185          7,878         36,401         32,313        45,432
 Capital stock..............................       213,209        225,143        226,080        216,158       199,286
 Accumulated distributions..................       (90,621)       (90,621)       (80,132)       (58,826)      (34,708)
 Accumulated deficit........................       (56,143)    $  (51,369)     $ (29,520)     $  (8,215)    $  (8,882)



                                                Year Ended     Year Ended     Year Ended     Year Ended    Year Ended
                                              December 31,   December 31,   December 31,   December 31,  December 31,
                                                      2004           2003           2002           2001          2000
                                            --------------- ----------------------------------------------------------
  Operating Results under Generally
    Accepted Accounting Principles in the
    United States:
    Revenues................................         4,953      $  11,390      $  10,018      $  12,588     $  15,140
    Net Income (loss).......................        (4,774)       (21,849)       (21,305)           667         3,572

 (Loss) Income allocable to a Preferred Share:
    Basic and Diluted.......................            --      $   (0.98)     $   (0.96)     $    0.03     $    0.19

    Preferred stock dividends and distributions
    per share...............................            --      $    0.47      $    0.96      $    1.12     $    1.14
    Weighted average Preferred Shares.......            --         22,442         22,169         21,451        18,955

 Loss allocable to each common share:
    Basic and Diluted.......................      $  (0.73)     $(323,383)     $(426,107)     $(234,510)    $(180,375)
    Weighted average common shares..........         6,477            100            100            100           100

 Cash flows from (used by):
    Operating activities....................      $   (577)     $   3,904      $    (322)     $  (2,156)    $   6,076
    Investing activities....................        14,400         43,731         17,991         26,400       (28,139)
    Financing activities....................       (16,627)       (41,328)       (15,982)       (21,538)       21,387


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

Overview

BellaVista Capital was incorporated in March 1999 as Primecore Mortgage Trust, Inc. Since incorporation, Primecore has been engaged in the business of providing loans for the development of primarily high-end residential real estate. During 1999 and 2000 Primecore raised the capital to fund these loans from the sale of shares of Preferred Stock. This capital was invested primarily in high priced San Francisco Bay Area residential real estate at a time when prices were increasing at a rapid pace. By the end 2000, Primecore had loan commitments of $436 million on 117 loans with over $216 million funded.

After 2000, the market for high-end real estate in the San Francisco Bay Area began to deteriorate. Primecore significantly scaled back new lending and concentrated on funding the existing loans in its portfolio. During 2001 Primecore funded only 6 new loans and closed out 38. At the same time, Primecore began to experience borrower defaults and sought to enforce its security rights. During 2001, Primecore took title to 11 projects through foreclosure, which were classified as Real Estate Owned (REO). Of the 38 investments closed in 2001, 2 were REO properties.

During 2002 and 2003 Primecore continued the task of completing and closing out the development properties in our portfolio. During 2002 and 2003 Primecore took title to an additional 37 properties by way of foreclosure or deed in lieu of foreclosure. Two new loans were originated during that period and 60 were closed, 30 of which were REO properties. Primecore also began to recognize significant impairments in its portfolio. For the two years ended December 31, 2003, Primecore charged $48,737,682 to expense for impairments in its investment portfolio. At that time the portfolio consisted of 11 loans, 7 of which were non-performing, and 16 REO properties.

The impairment of our loan portfolio resulted in substantial operating losses. The Company realized that these net operating losses could be carried forward and used to shelter future income. In prior years, the company used its REIT status, and the payment of dividends, to eliminate corporate level taxation. However, the REIT rules restricted the types of loans the Company could make. In particular, the Company was prohibited, by the REIT rules, from making loans with equity participations. With the ability to carry forward prior years' net operating losses to offset future taxable income, the Company was free to terminate its REIT status, which it did effective January 1, 2004, and was no longer restricted in the types of investments it could make. As of December 31, 2004 the Company's available net operating loss carryforward was approximately $81.3 million. If this net operating loss carryforward is fully utilized to offset future taxable income, at current Federal and California state tax rates, it would save the Company approximately $31.3 million in tax payments.

By the end of 2003 it was clear the company needed new direction. On December 31, 2003 our Board of Directors terminated our management agreement with Primecore Funding Group and internalized operations. On March 19, 2004 Primecore's CEO, Susan Fox, resigned and Michael Rider, then CFO, was appointed as the new CEO. Eric Hanke was named Vice President of Business Development and placed in charge of rebuilding the investment portfolio. In April 2004 Primecore changed its name to BellaVista Capital in order to reflect its new business focus. Messrs. Rider and Hanke worked closely with the Board of Directors to develop a new investment strategy. After assessing failures of Primecore's business model, new management and the Board of Directors formalized a plan for future business operation. The basic principles of the plan are as follows:

o We will concentrate on $1 million to $6 million investments in residential real estate development;
o We will target a 15% average return on our portfolio of investments by blending lower yield, more secure first trust deed investments with higher yield subordinated debt and equity investments;
o We will focus on investments covering a broad range of price points, but with a majority of investments in housing priced close to the median sale prices for the areas in which we lend;
o We will diversify the portfolio into other geographic areas, primarily in California; and
o We have established a rigorous process for investment underwriting and approval designed to mitigate our risk.

During 2004 new management focused on completing and liquidating the existing portfolio of assets, internalizing operations, resolving outstanding legal issues and developing a pipeline of new investment opportunities. To that end, of the 11 loans in our portfolio at December 31, 2003 three were repaid and we took title to 5 through foreclosure. Additionally, the property securing one loan was under contract at December 31, 2004 and subsequently closed escrow on January 4, 2005. Of the 16 properties we owned at the beginning of 2004 we added 5 with our foreclosures and sold 9, leaving us 12 properties at December 31, 2004. See Item 2 - Properties for a discussion of the current status of these properties.

In addition to the completion and sale of our non-performing investments, management completed the transition to internal management by significantly reducing continuing operating expenses. We reduced unnecessary staff and administrative overhead. We leased smaller office space more suited for our leaner staff, at approximately 10% of the cost paid by prior management. At $1.25 million annually, our projected continuing operating expenses are less than 15% of the $9 million average annual operating expenses paid from 1999 through 2003.

Management also worked hard to resolve the many legal issues that it faced as a result of prior management's policies. We settled two lawsuits from two groups of shareholders seeking to gain at the expense of our remaining shareholders. We also settled legal actions brought by developers and contractors seeking millions for approximately $725,000. In addition, we successfully defended a legal action against us for breach of contract. Defending and settling these legal actions was costly, with approximately $2.8 million paid in legal fees and settlement costs, but we believe the benefits gained through the certainty of settlement, will far outweigh the costs over time as we are able to devote our limited resources to productive purposes. Not all of our legal outcomes were negative however. During 2004 we settled two legal actions in which we were the plaintiff that resulted in the agreement by the defendants to pay BellaVista $6.41 million. During 2004 we collected $1.128 million from these settlements, net of collection costs. In January 2005, one of parties defaulted on their settlement payment, but by the terms of the agreement we were able to obtain a judgment against them in the amount of $5.9 million. We are currently pursuing collection on that judgment.

During 2004 we also developed our pipeline of new investment opportunities. Through contacts we developed, we received investment requests totaling over $540 million for over 110 projects. During 2004 we approved investments totaling approximately $20 million. As of December 31, 2004 these new, performing investments comprised approximately 24% of our invested assets. As we continue to liquidate our non-performing investments we plan to invest the proceeds as described above. We will seek to generate gross returns on invested assets of 15%. These targeted returns, when combined with our projected operating expenses totaling approximately 2.5% of assets, are projected to generate returns to shareholders of approximately 12.5%.

Results of Operations

Revenue

For financial statement purposes we report income from ADC Loans and REO properties only after we have collected it from the sale or repayment of our investment. During the year ended December 31, 2004 for financial statement purposes, we reported income of $3,497,665 from our investments compared with $11,372,436 and $10,018,189 for the years ended December 31, 2003 and 2002, respectively. Our income decreased compared to 2003 and 2002 as fewer loans repaid during the current year than in past years, 12 investments during the year ended December 31, 2004 compared with 32 each during the years ended December 31, 2003 and 2002. During 2004, we reported income from twelve investments which were sold or repaid.

Expenses

In years prior to 2004, all of our day-to-day operations were performed by Primecore Funding Group, Inc, operating under a written management agreement. Before January 1, 2004, we did not have any employees, and substantially all of our operating costs were paid through our management fee. On December 19, 2003 our Board of Directors voted not to renew our management agreement with Primecore Funding Group effective December 31, 2003 and internalized management during the first three months of 2004. The Board believed that this action would result in greater transparency to the shareholders, increased accountability of the employees to the Board of Directors and the ability to better manage company costs. On December 23, 2003 we entered into an agreement, effective January 1, 2004 with Primecore Funding Group to provide management services during the transition period. This agreement served to provide for a smooth transition from outside management to our internal management.

During 2004 we incurred expenses totaling $6.26 million relating to the ongoing operations of the company, legal expenses related to lawsuits brought by shareholders and former borrowers, expenses related to the carrying costs of our REO portfolio, and expenses associated with the transition to new management. Our operating expenses not related to non-recurring legal costs or costs associated with completing and selling our non-performing assets were approximately $1.97 million. During 2004, through staff reductions, entering into a new lease for reduced office space and othrer cost cutting measures, we were able to cut these expenses to an amount such that our projected recurring operating expenses are expected to be approximately $1.25 million.

In addition to our recurring operating expenses, we incurred legal expenses totaling $2.63 million associated with litigation with former shareholders and former borrowers which . Most of these legal issues have been resolved and we expect theselegal expenses related to our non-performing assets to decrease substantially during 2005. We also recorded expenses of $0.52 million related to warranty, insurance and carrying costs of our real estate owned portfolio. As these properties continue to complete construction and are sold, these costs will decrease. Finally, we incurred approximately $1.09 million in management fees and transition expenses related to the internalization of our management. We don't expect to have any more of these costs in future periods.

Since December 31, 1999, all interest costs have been capitalized as a cost of our investments. Interest cost associated with our borrowings was $256,887 during the year ended December 31, 2004 compared with $1,590,531 and $2,578,762 during the years ended 2003 and 2002. The decrease is due to the lower amount of debt on our balance sheet. During the first six months of 2004 we retired our unsecured notes payable.

Liquidity and Capital Resources

Liquidity means the need for, access to and uses of cash. Our principal source of liquidity is the repayment of our real estate investments. Our principal demands for liquidity are funds that are required to satisfy obligations under existing loan commitments, operating expenses, interest expense associated with our indebtedness and debt repayments.

Sources of cash

As of December 31, 2004 our primary source of liquidity was the repayment of our investments in real estate. We do not currently have an open private placement for the sale of our stock and do not expect to open a new one for the foreseeable future. Additionally, we are currently not soliciting or accepting applications to issue new unsecured notes payable. However, we do have the ability to borrow money from various financial institutions using our REO properties as collateral if we determine that we need additional liquidity.

We typically receive repayment on our investments when the development has been completed and sold to third parties. Accordingly, our repayments are a function of our developers' ability, or our ability in the case of REO properties, to complete and sell the development properties in which we have invested. During the year ended December 31, 2004 we received repayments totaling $37.6 million compared with $65.2 million and $58.1 million during the years ended December 31, 2003 and 2002. The repayments decreased during 2004 compared with 2003 and 2002 due to the smaller amount of investments completed during 2004. The following table summarizes our liquidity expectations for the 18 investments, both ADC Loans and REO properties, held at December 31, 2004. The expected proceeds in the table are higher than our net realizable value estimates because they include our estimated costs to complete.


                                                  Expected Proceeds
                                                  ------------------
Scheduled investment completion:
    Completed at Decmeber 31, 2004                    $  25,144,662
   During Q1 2005                                        22,480,092
   During Q2 2005                                        10,280,129
   During Q3 2005                                         5,012,931
   During Q4 2005                                         4,577,381
   During Q1 2006                                         4,921,886
   During Q2 2006                                         3,043,034
   During Q3 2006                                                --
   During Q4 2006                                         2,936,663
                                                  ------------------
       Total                                           $ 78,396,778
                                                  ==================

It is possible that our repayments may not be sufficient to timely meet our commitments and we may be forced to reduce prices on the properties that we control in order to expedite their repayment or seek financing at terms that may not be favorable to us. In such cases, the amount of proceeds received could be substantially less than what we would have expected if we allowed a proper marketing period for the property. This would have a negative impact on the estimated net realizable value of our assets.

Uses of Cash

The following table sets forth the projected timing and amount of our obligations over the next two years, without taking into account new loans that may be made in 2005 and 2006:

 Obligation                          Total              2005               2006         Thereafter
 ----------------------- ------------------ ----------------- ------------------ ------------------
 Investment fundings          $ 28,648,148      $ 28,648,148           $     --                 --
 Secured note payable            3,185,000                --                 --      $   3,185,000
 Office lease                      170,400            84,000             86,400                 --
 Legal services agreement          373,500           373,500                 --                 --
                         ------------------ ----------------- ------------------ ------------------

Total                         $ 32,377,048      $ 29,105,648           $ 86,400      $   3,185,000
                         ================== ================= ================== ==================

Investment fundings are our largest use of our cash. During the year ended December 31, 2004 we invested $23.1 million in new and continuing development projects compared with $26.1 million and $40.1 million during the years ended December 31, 2003 and 2002. At December 31, 2004 we estimated costs to complete investments in our portfolio were $28.6 million. $22.2 million of investment funding requirement is related to our Property 2216. We have a $22 million construction loan in place to fund most of this requirement. The construction loan provides for proceeds of $21.2 million to fund these construction costs. These amounts will be funded as construction progresses on our investments. The exact timing of the investment fundings is dependent on several factors including weather, governmental regulation and developer related issues, so the timing of investment fundings in the above table is an estimate based on information available to us at this time. Additionally, we expect the amount of actual investment fundings to be higher than our obligation existing at December 31, 2004 as we continue to make and fund new loan commitments in 2005 and beyond.

During the year ended December 31, 2004 we repaid unsecured notes totaling $4.7 million compared with $10.1 million and $7.5 million during the years ended December 31, 2003 and 2002. The payments made during 2004 retired all of our unsecured notes payable.

Our secured note payable is secured by an REO property and is due in 2030, however it will be repaid upon sale of the property it secures. The property completed construction during 2004 and is currently listed for sale.

Stock Repurchases

We provide liquidity to our stockholders through the repurchase of outstanding shares. During the year ended December 31, 2004 we repurchased 3,925,671 shares of our stock for $11.9 million. Because our stock does not trade in any secondary market, no market value exists for our stock and another method must be used to determine the repurchase price. On October 29, 2004 our Board of Directors revised our policy for repurchases of stock. The repurchase policy generally provides that from time to time the company will allocate a certain amount of its capital for the purpose of repurchasing shares of stock and that the repurchase offer will follow United States Securities and Exchange Commission guidelines for issuer tender offers of stock. According to the policy, the Board of Directors determines the offer price prior to the issuance of the tender offer. In determining its offer price, the Board considers the net realizable value of the company's assets.

Realizable Value of Investments

The realizable value of our investments represents our current estimate of the amount of proceeds we expect to receive once our investments are completed and ready for sale. The estimate relies on a number of assumptions including the expected value of the investment once completed, less applicable selling costs, the remaining costs required to complete the project and the length of time required to complete the project. Many factors outside our control can cause changes in these estimates and produce different results. Currently, many of our properties are custom style homes which appeal to a limited high-end market with few comparable transactions which makes it difficult to project with certainty the market value of these properties.

The information presented below reconciles the differences between US GAAP and the estimated realizable value of our investments.

                                          December 31, 2004  December 31, 2003
                                         --------------------------------------
Investments in real estate
   under construction                         $  18,455,557      $  34,629,956
Investments in real estate
   held for sale                                 42,776,676         44,551,722
                                         --------------------------------------
Total investments in real
   estate per US GAAP                            61,232,233         79,181,678
Add:   GAAP impairments                          12,983,702         26,436,565
       Accrued interest and points               20,249,047         38,360,634
Less:  Capitalized interest                      (2,186,797)        (4,633,962)
                                         --------------------------------------
Balance owed on real estate
   investments                                   92,278,185        139,344,915
Amount estimated uncollectible                  (21,790,293)       (54,162,649)
                                         --------------------------------------

Realizable value of investments
   in real estate                             $  70,487,892      $  85,182,266
                                         ======================================

Net Realizable Value of Assets per Share

The net realizable value of assets per share is a tool the company uses to assist the Board in determining an offer price for the repurchase of shares. In addition to the net realizable value of assets per share, the Board may consider such other information as projected revenues and operating expenses, and legal contingencies.

The following calculation determines the net realizable value of our stock at December 31, 2004 and 2003 for purposes of our redemption policy only:

                                           December 31, 2004  December 31, 2003
                                          --------------------------------------
Cash                                            $  7,897,242      $  10,701,188
Other assets                                         752,042          1,504,470
Realizable value of investments
   in real estate                                 70,487,892         85,182,266
                                          --------------------------------------
Total realizable assets                           79,137,176         97,387,924
Total liabilities                                 (3,524,585)        (8,234,645)
                                          --------------------------------------
Net realizable assets                             75,612,591         89,153,279
Shares outstanding                                18,304,168         22,229,739
                                          --------------------------------------

Net realizable assets per share                   $     4.13         $     4.01
                                          ======================================

On January 28, 2005, in accordance with its new policy, the Company offered to purchase up to 3,314,917 shares of its stock for a price of $3.62 per share. The Offer terminated on March 1, 2005, and a total of 6,714,420 Shares were tendered and not withdrawn as of such date. In accordance with the terms of the offer the Company purchased a total of 3,314,929 Shares at $3.62 per Share for a total payment of $12,000,042.98. As the number of Shares tendered exceeded the maximum number of Shares the Company offered to purchase, each tendering shareholder received payment for a prorated number of Shares purchased. The proration factor was 49.37%. After completion of the Offer, a total of 14,989,239 shares remain issued and outstanding.

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

Valuation and Realizability of Investments. All of our ADC loans are classified for financial reporting purposes as investments in real estate under development (see Note 3 to the financial statements). We have foreclosed on some ADC loans that are classified as investments in real estate held for sale (Note 4). Such investments include capitalized interest and are stated at the lower of cost or fair value. Management conducts a review for impairment on an investment-by-investment basis whenever events or changes in circumstances indicate that the carrying amount of an investment may not be recoverable. Impairment is recognized when estimated expected future cash flows (undiscounted and without interest charges), typically from the sale of a completed property, are less than the carrying amount of the investment, plus estimated costs to complete. The estimation of expected future net cash flows is inherently uncertain and relies to a considerable extent on assumptions regarding current and future economics and market conditions. If, in future periods, there are changes in the estimates or assumptions incorporated into the impairment review analysis, the changes could result in an adjustment to the carrying amount of the investments. To the extent that there is an impairment , the excess of the carrying amount of the investment over its estimated fair value, less estimated selling costs, will be charged to income. In accordance with this policy, we recorded a provision for impairment of investments in real estate under development totaling $3,412,560, during the year ended December 31, 2004 compared with $27,499,639 and $21,238,043 during the years ended December 31, 2003 and 2002. We believe that all of our investments are carried at the lower of cost or fair value, however conditions may change and cause our ADC loans and REO properties to decline in value in a future period.

Loan Accounting. We have applied the guidance of AICPA Practice Bulletin 1, Purpose and Scope of AcSEC Practice Bulletins and Procedures for Their Issuance,
Exhibit I in accounting for our investment loans as real estate acquisition, development, or construction (ADC) arrangements. In accordance with the ADC accounting rules, we treat these loans as if they were real estate joint ventures, and thus we do not accrue income for interest and points on our ADC loans until the sale or refinancing of a property. Revenue from interest and points is recognized as cash is received from the sale or refinancing of such properties. ADC loans are classified as investments in real estate under development and investments in real estate held for sale (see Notes 3 and 4 to the financial statements) and include amounts funded under the loan agreements and capitalized interest expense. In addition to ADC Loans, we have made direct equity investments in real estate joint ventures. These joint venture investments are accounted for in the same manner as our ADC Loans and are classified as investments in real estate under development. If our ADC loans qualified as loans under GAAP, interest and points would be recognized as income in periods prior to the sale of the underlying property.

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

Real estate collateral. Our common stock securities are subject to risks inherent in real estate lending. Many of the risks of holding mortgage loans are similar to the risks of investing directly in the real estate securing the mortgage loans. This may be especially true in the case of a relatively small or less diverse pool of mortgage loans. If there is a default on the mortgage loan, the ultimate extent of our loss, if any, may only be determined after a foreclosure of the mortgage encumbering the property and, if we take title to the property, upon liquidation of the property. Factors such as the title to the property or its physical condition, including environmental considerations and state of construction, may make a third party unwilling to purchase the property at a foreclosure sale or for a price sufficient to satisfy the obligations with respect to the related mortgage loan. Foreclosure laws may protract the foreclosure process. In addition, the condition of a property may deteriorate during the pendency of foreclosure proceedings. Some borrowers may become subject to bankruptcy proceedings, in which case the amount and timing of amounts due may be materially adversely affected. Even if the real property provides adequate security for the mortgage loan, substantial delays could be encountered in connection with the liquidation of a defaulted mortgage loan and a corresponding delay in the receipt and reinvestment of principal and interest payments could occur.

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

Legislation and regulation. The mortgage loan business is subject to extensive regulation, supervision and licensing by federal, state and local governmental authorities and to various laws and judicial and administrative decisions imposing requirements and restrictions. Laws and regulations may be subject to legislative, administrative and judicial interpretation, especially laws and regulations that have been infrequently interpreted or only recently enacted. Infrequent interpretations of laws and regulations or an insignificant number of interpretations of recently enacted regulations can result in ambiguity with respect to permitted conduct under these laws and regulations. Ambiguity under regulations to which our manager or we are subject may lead to regulatory investigations or enforcement actions and private causes of action. Failure to comply with regulatory requirements can lead to loss of approved status, lawsuits and administrative enforcement actions. There can be no assurance that we will maintain compliance with these requirements in the future without additional expenses, or that more restrictive local, state or federal laws, rules and regulations will not be adopted or that existing laws and regulations will not be interpreted in a more restrictive manner, which would make compliance more difficult for us.

Specific Risks of Investment in Our Securities

Restrictions on transferability and lack of liquidity of shares. Shares of our common stock have been privately placed solely with accredited investors who have acquired them for investment purposes only and not with a view toward transfer, resale, exchange or distribution. There currently is no public market for our shares of stock. Accordingly, the transferability of such shares of stock is limited. Additionally, the shares may not be readily accepted as collateral for a loan. Holders of our common stock do not have a vested right to redeem their shares, and therefore may not be able to liquidate their investment in the event of an emergency or otherwise. Our Board of Directors currently has a stock redemption policy for shareholders who wish to sell their shares to us. The policy may be modified or terminated at the Board's discretion at any time, subject to the exercise of their prudent business judgment. Also, a change in the redemption policy, which would be effected solely for the benefit of the Company, could affect a shareholder's ability to liquidate their investments.

Loan losses. As noted above, in investment in property that is not yet constructed generally involves greater risks than investments in property that has been constructed since there can be no assurance that the improvements to be constructed can be accomplished with available funds or in a timely manner. Furthermore, while analyses are made to predict the completed market value of the development project, such analyses are subject to unanticipated changes over which we may have no control, including recessions and economic downturns. Since 2002 we sustained significant losses in our portfolio of investments made prior to 2002, as discussed above, and also acquired title to a number of properties through foreclosure.

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

Lack of geographic diversification. Most of the properties securing repayment of the mortgage loans are currently located in the San Francisco Bay Region of Northern California. Since the properties secured by the mortgage loans are located in the same geographic region, these mortgage loans may be subject to a greater risk of delinquency, default and potential loss if economic or political conditions or real property values in the region deteriorated substantially. Also, since borrowers will not be required to purchase earthquake insurance, and properties are in the San Francisco Bay Area, known for its earthquake activity, mortgage loans are subject to greater risk of loss than properties located in more stable geologic areas.

Funding of loan commitments. We expect that proceeds generated from completed real estate developments will be sufficient to fund all loan commitments. If, however, we were unable to obtain loan repayments we might then be unable to fund all of our existing commitments. Borrowers might then be unable to complete their projects if they could not obtain financing from other sources, and we conceivably could incur damages. Also, if we became unable to meet our contractual obligations, our reputation would likely suffer, and we might be unable to attract new borrowers, resulting in the loss of future business. This might have a materially adverse effect upon our financial condition, cash flows and results of operations.

Litigation. We are subject to risks of litigation filed against us. These legal proceedings and claims, whether with or without merit, are time-consuming and expensive to defend and divert management's attention and resources.

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

Future offerings. We may increase our capital resources by making additional offerings of equity and debt securities, including classes of preferred stock, common stock, commercial paper, medium-term notes, mortgage-backed obligations and senior or subordinated debt. All debt securities will be and some classes of preferred stock could potentially be senior to our common stock.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

Under the supervision of Michael Rider, the Company's Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934) as of December 31, 2004. Based on that evaluation, Mr. Rider has concluded that those controls and procedures were effective in making known to them, on a timely basis, the material information needed for the preparation of this Report on Form 10-K. There were no significant changes in the Company's internal controls or in other factors that could significantly affect those internal controls since the date of their evaluation.

A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects the company's ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the company's annual or interim financial statements that is more than inconsequential will not be prevented or detected.

Our auditors identified the following two significant deficiencies in connection with their audit of the 2004 and 2003 Financial Statements: (i) there was a lack of evidence indicating that journal entries were reviewed and approved by appropriate finance department personnel as part of the periodic closing process; and (ii) there were not sufficient personnel in the accounting and finance department which, the auditors noted, was due in part to the assumption of additional duties by our CFO after the resignation of our CEO. Our auditors determined that these significant deficiencies, in the aggregate, do not constitute material weaknesses in the system of internal controls.

The Company believes that the issues raised above as (ii) during the 2003 audit were resolved during 2004 by a combination of the reduction in company assets and the redistribution of certain duties performed by the CEO and CFO to other members of the management team. The company is currently evaluating its personnel needs as part of its capital resource budgeting for 2005 and believes that staffing levels are adequate to support its current business requirements.

                                    PART III


ITEM 10.  DIRECTORS AND OFFICERS OF THE REGISTRANT

Our Board of Directors consists of five director positions,, two of which were vacant after the resignation of Susan Fox on March 19, 2004. Our directors, executive officers and senior officers and their positions, as of the date of this filing, are:

   Name                      Position

   Michael Rider             Chief Executive  Officer,  Chief Financial Officer
                             and Director
   Robert Puette             Chairman
   James Barrington          Director
   Eric Hanke                Vice President, Business Development

       The business background and experience of our directors and executive officers is as follows:

       Michael Rider, age 42, is a co-founder, director, Chief Executive Officer and Chief Financial Officer of the Company. Mr. Rider's term of office as a director expires in 2006. Mr. Rider was controller, then Chief Financial Officer for The Plymouth Group and its successor, TPG Development Corporation, a San Francisco Bay Area real estate development company from 1991 until 1998. From 1986 to 1990 Mr. Rider was senior accountant with Kenneth Leventhal & Company, a national public accounting firm specializing in real estate accounting and advisory services. Mr. Rider is a certified public accountant and a member of the Urban Land Institute. Mr. Rider received a B.A. degree in Economics/Business from the University of California Los Angeles.

       Robert L. Puette, 63, has been a member of the Board since March 1, 2002. Prior to such time, Mr. Puette served as an advisory director to the Company. Between 2001 and 2004, Mr. Puette was a partner at the WK Technology venture capital firm. Between 1997 and 2000, Mr. Puette was the President, Chief Executive Officer, and member of the Board of Directors of Centigram Communications Corporation (NASDAQ), a communications technology firm. Prior to his position at Centigram, from 1995 to 1997, Mr. Puette served as President, CEO and Chairman of the Board of Directors at NetFRAME Systems (NASDAQ), a high-availability computer server company, and from 1990 to 1993, Mr. Puette served as President of Apple USA, Apple Corporation (NASDAQ). Prior to 1990, Mr. Puette served as a Group General Manager of Hewlett-Packard Corporation (NYSE). Mr. Puette is also on the Board of Cupertino Electric Corporation (Private) and iPolicy Networks Corporation (Private), and is a former director of Cisco Systems (NASDAQ). Mr. Puette holds a BSEE degree from Northwestern University and a MSOR degree from Stanford University.

       James Barrington, 63, has been a director since March 2002. From 1965 to 1999, Mr. Barrington was with Arthur Andersen LLP, serving primarily as an audit and business advisory partner. In his capacity as a partner of Arthur Andersen LLP, Mr. Barrington did not personally provide any services to the Company. Mr. Barrington received a B.S. in accounting from San Jose State University and a M.B.A. from the University of California at Berkeley.

       Eric Hanke, 36, is the Vice President of Business Development. His activities include overseeing the origination of new investment opportunities and capital raising activities, marketing and investor relations. Prior to joining Primecore, Mr. Hanke was an investment-banking associate with Arthur Andersen's Real Estate Capital Markets Group based in San Francisco and Washington D.C. He is a member of the Urban Land Institute and is a licensed real estate broker. Mr. Hanke earned his B.A. in economics from the University of California at Irvine and a MBA, with an emphasis in real estate and finance, from the Marshall School of Business at the University of Southern California.


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

Audit Committee

The Company has no separate audit committee. The Board of Directors acts as the audit committee for all purposes relating to communications with the auditors and responsibility for oversight of the audit. The Board of Directors has an independent member, James Barrington, with financial expertise gained as a partner with a national public accounting firm.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of copies of the Forms 3, 4 and 5 and amendments thereto furnished to the Company with respect to 2004, or written representations that no such reports were required to be filed with the Securities and Exchange Commission, the Company believes that during 2004 all directors and officers of the Company and beneficial owners of more than 10% of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act filed their required Forms 3, 4, or 5, as required by
Section 16(a) of the Securities Exchange Act of 1934, as amended, on a timely basis.

Code of Ethics

The Company has adopted a Code of Ethics applicable to the Chief Executive Officer, the Chief Financial Officer, and the Principal Accounting Officer. The Company's Code of Ethics is set forth as Exhibit 14.1 to this report.

ITEM 11.     EXECUTIVE COMPENSATION.

Prior to 2004 Primecore Funding Group, Inc. provided management services to BellaVista Capital pursuant to a written management agreement. Under the arrangement Primecore Funding Group provided the necessary personnel, at their expense, to perform the duties required to originate and service our portfolio of investments. Accordingly, BellaVista Capital had no employees or compensated personnel. On December 19, 2003 our Board of Directors determined that the company would internalize operations and therefore, voted to terminate our agreement with Primecore Funding Group effective December 31, 2003. On December
23. 2003 we entered into an agreement with Primecore Funding Group for management services for the period January 1, 2004 to March 31, 2004 to help ease the transition to internal management. Beginning April 1, 2004 BellaVista Capital had completed internalized operations and employed personnel to perform the duties previously provided by Primecore Funding Group. The following table presents executive compensation information for 2004:

                                                                           Total
Name and Principal Position    Fiscal Year     Salary     Bonus     Compensation
Michael Rider                                                 $
Chief Executive Officer,
   Director                           2004  $ 296,895    50,114       $  347,009
Eric Hanke
Vice President, Secretary             2004    151,422    24,945          176,368
Joseph Colonna
Investment Servicing                  2004    113,722        --          113,722



ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table presents information regarding the beneficial ownership of our capital stock as of December 31, 2004 of: (1) each person known by us to own beneficially five percent or more of our outstanding capital stock; (2) each of our directors and executive officers; and (3) all of our directors and executive officers as a group. Unless otherwise indicated in the footnotes to the table, the beneficial owners named have, to our knowledge, sole voting and investment power with respect to the shares beneficially owned, subject to community property laws where applicable.

                                               Number     Percent
 Title of Class     Beneficial Owner        of Shares    of Class

 Common Stock       Michael Rider              12,164
                                                                *
                    Eric Hanke                  2,170           *
                    Robert Puette             405,241        2.21
                                          ------------ -----------

                    Total                     419,575        2.29
                                          ============ ===========

   * Less than one percent of our outstanding capital stock.


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS


During the year ended December 31, 2004 the Company engaged in the following transactions with Ms. Susan Fox, who until March 19, 2004 was our President and Chief Executive Officer:

Primecore Funding Group, Inc. Transactions

Primecore Funding Group, Inc. ("PFG") served as manager of all of the Company's business from inception through March 31, 2004. During this period, the Company had no employees and PFG covered all operating expenses with the exception of certain legal, accounting and insurance expenses and expenses incurred to hold property taken in foreclosure from its borrowers. PFG was paid management fees pursuant to a Management Agreement entered into at inception and amended October 17, 2002 and terminated December 31, 2003. During the year ended December 31, 2004 we incurred management fee expenses to PFG of $639,638 compared with $3,808,260 and $9,630,701 during the years ended December 31, 2003 and 2002, respectively.

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

Our management contract with PFG provided for the payment of a termination fee equal to 4% of our outstanding loan commitments at the date of termination. The agreement also provided that any termination fee due under the contract would be offset by any amounts PFG owed the Company under our Affiliate Loan Agreement which was entered into concurrently with the Amended and Restated Management Agreement. Under the terms of the Affiliate Loan Agreement, PFG was indebted to the Company for approximately $15.6 million prior to offsetting the termination fee. The amount of the termination fee was approximately $6.2 million which payment was offset by the obligation to the Company, leaving an obligation of approximately $9.4 million from PFG. Due to doubts about the ultimate collectibility of this obligation from PFG, the Company has never reflected it as an asset in its financial statements. Management does not currently believe that PFG has assets sufficient to warrant any collection activity for this obligation, and will therefore not reflect the receivable as an asset in its financial statements.

On March 19, 2004, Susan Fox resigned as President, Chief Executive Officer and Director of BellaVista Capital, Inc. Ms. Fox will be retained as a consultant to the company for a period of 12 months in order to assist with any issues that occur in connection with the transition of management. For her services she will be paid $30,000 per month. We have also agreed to compensate Ms. Fox for her assistance in recovery of legal actions we have brought on some of our former developers. Our agreement with her provides that she will receive 5% of any sums we actually collect from such legal proceedings. Additionally, we purchased certain furniture, computer equipment and software from her company, Primecore Funding Group, for $200,000. Finally, we entered into an agreement to lease the building at 99 El Camino Real, a property owned by 99 El Camino Partners, LLC, a limited liability company in which Susan Fox is the sole member, at a monthly rate of $25,000 through June 30, 2004 and then decreasing to $20,000 per month through December 31, 2004. The agreement also provides that we will pay for real estate taxes, insurance and maintenance expenses associated with the building.

                                     PART IV

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The Company accrues expenses associated with principal accountant fees and services in the year being audited or serviced. The following table presents the expenses accrued by the Company for such fees and services in 2004 and 2003.

Principal Accountant Fees and Services
--------------------------------------------------------------------
                                                2004           2003

Audit fees                                 $ 254,094      $ 270,937
Audit-related fees                                --             --
Tax fees                                      16,744         36,423
All other fees                                    --             --
                                  ----------------------------------

   Total                                   $ 270,838      $ 307,360
                                  ==================================

Tax fees are comprised of fees related to the preparation and filing of the Company's federal and applicable state tax returns.

The Company does not have an independent audit committee, and the full board of directors therefore serves as the audit committee for all purposes relating to communication with the Company's auditors and responsibility for the Company audit. All engagements for audit services, audit related services and tax services are approved in advance by the full board of directors of the Company. The Company's Board of Directors has considered whether the provision of the services described above for the fiscal years ended December 31, 2004 and 2003, is compatible with maintaining the auditor's independence.

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


ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K


a. Financial Statements. The following financial information is included as a separate section of this Annual Report on Form 10-K:

     1. Report of Independent Registered Public Accounting Firm
     2. Consolidated Balance Sheets As of December 31, 2004 and 2003
     3. Consolidated Statements of Operations for the years ended December 31, 2004, 2003, and 2002
     4. Consolidated Statement of Shareholders' Equity for the years ended December 31, 2004, 2003, and 2002
     5. Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003, and 2002
     6. Notes to Consolidated Financial Statements December 31, 2004, 2003, and 2002

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

     4.1 Registration Rights Agreement is incorporated by reference to Exhibit 4.1 to the Company's Form 10-12 G/A, previously filed on April 28, 2000

     4.2 Founder's Registration Rights Agreement is incorporated by reference to Exhibit to the Company's Form 10-12 G/A, previously filed on April 28, 2000

     4.3 Management Agreement dated March 30, 1999 is incorporated by reference to Exhibit 10 to the Company's Form 10-12 G/A, previously filed on April 28, 2000

     10.1 Compensation Agreement between BellaVista Capital, Inc. and Michael Rider

     10.2                  Compensation Agreement between BellaVista Capital,
                           Inc. and Eric Hanke

     10.3 Legal Services Retention Agreement between BellaVista Capital, Inc. and Ben Hamburg

     14.1                  Code of Ethics is incorporated by reference to
                           Exhibit 14.1 to the Company's Form 10-K previously filed on April 14, 2004

     31.1                  Certification of Chief Executive Officer and Chief
                           Financial Officer

     32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K

None filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                  Capacity                               Date
---------                  --------                               ----

                           Chief Executive Officer, Chief
/s/ Michael Rider          Financial Officer and Director         May 6, 2005
--------------------------
Michael Rider


/s/ Robert Puette          Chairman                               May 6, 2005
--------------------------
Robert Puette


/s/ James Barrington       Director                               May 6, 2005
--------------------------
James Barrington

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




                                                                         Page No

Report of independent registered public accounting
   firm - Grant Thornton LLP                                              FS-1

Consolidated Balance sheets as of December 31, 2004 and 2003              FS-2

Consolidated Statements of operations for the years ended
   December 31, 2004, 2003, and 2002                                      FS-3

Consolidated Statements of shareholders' equity for the years
   ended December 31, 2004, 2003, and 2002                                FS-4

Consolidated Statements of cash flows for the years ended
   December 31, 2004, 2003, and 2002                                      FS-5

Notes to consolidated financial statements                                FS-6

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FRIM


To the Shareholders and Board of Directors of BellaVista Capital, Inc.

We have audited the accompanying consolidated balance sheets of BellaVista Capital, Inc., as of December 31, 2004 and 2003 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for expressing an opinion on the effectiveness of the Company's internal control over financial reporting. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BellaVista Capital, Inc. as of December 31, 2004 and 2003, and the results of its consolidated operations and its consolidated cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.


Grant Thornton LLP


San Francisco, California
April 27, 2005

                            BELLAVISTA CAPITAL, INC.

                           CONSOLIDATED BALANCE SHEETS



                                                                                   As of December 31,
                                                                       ---------------------------------------
                                                                                    2004                 2003
                                                                       ------------------ --------------------
ASSETS:
Investments in real estate under development ..........................    $  18,455,557       $  34,629,956
Investments in real estate held for sale...............................       42,776,676          44,551,722
Fixed assets, net of $21,170 accumulated depreciation..................           87,914                  --
Cash and cash equivalents..............................................        7,897,242          10,701,188
Other assets, net......................................................          752,043           1,504,472
                                                                       ------------------ --------------------

        Total assets...................................................    $  69,969,432       $  91,387,338
                                                                       ================== ====================

LIABILITIES AND SHAREHOLDERS' EQUITY:

Notes payable..........................................................        $      --       $   4,692,517
Secured notes payable..................................................        3,185,000           3,185,000
Accounts payable and accrued expenses..................................          339,585             357,128
                                                                       ------------------ -------------------

        Total liabilities..............................................        3,524,585           8,234,645

Commitments and contingencies (see note 10)

Convertible Preferred stock: par value $0.01, 0 and 40,000,000 shares authorized at December 31, 2004 and 2003 respectively; 0 and
   22,229,739 shares issued and outstanding at December 31, 2004 and
   2003, respectively.................................................                --         225,142,861
Common stock: par value $0.01, 50,000,000 and 10,000,000 shares authorized at December 31, 2004 and 2003, respectively; 18,304,168 and 100 shares issued and outstanding at December 31, 2004 and
   2003, respectively..................................................      213,208,861                   1
Accumulated dividends and distributions................................      (90,621,455)        (90,621,455)
Accumulated deficit....................................................      (56,142,559)        (51,368,714)
                                                                       ------------------ --------------------

        Total shareholders' equity.....................................       66,444,847          83,152,693
                                                                       ------------------ --------------------

        Total liabilities and shareholders' equity.....................    $  69,969,432       $  91,387,338
                                                                       ================== ====================



                              The accompanying notes are an integral part of these statements.

                            BELLAVISTA CAPITAL, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                         Year Ended          Year Ended         Year Ended
                                                                  December 31, 2004   December 31, 2003   December 31, 2002
                                                                  ------------------ ------------------- ------------------
REVENUES:
Income from real estate developments..............................      $ 3,497,655         $11,372,436       $ 10,018,189
Interest income...................................................          153,395                  --                 --
Other.............................................................          174,442              17,119                730
                                                                  ------------------ ------------------- ------------------
         Total revenues...........................................        3,825,492          11,389,555         10,018,919

EXPENSES:
Salaries expense..................................................          875,748                  --                 --
Facilities expense................................................          326,735                  --                 --
Legal and accounting expense......................................        3,054,494             819,090            229,295
Insurance expense.................................................          296,762             327,067            104,306
REO expense.......................................................          349,944             621,866              1,200
Administrative expense............................................          271,094             162,699            120,099
Depreciation......................................................           25,641                  --                 --
Transition expenses...............................................          450,832                  --                 --
Management fees paid to Manager...................................          639,698           3,808,260          9,630,701
Provision for impairment of real estate investments...............        3,412,560          27,499,639         21,238,043
                                                                  ------------------ ------------------- ------------------
         Total expenses...........................................        9,703,508          33,238,621         31,323,644
                                                                  ------------------ ------------------- ------------------
         Net loss from operations.................................       (5,878,016)        (21,849,066)       (21,304,725)

OTHER INCOME (EXPENSE)
   Income from legal settlements, net of collection costs.........        1,128,000                  --                 --
   Loss on sale of fixed assets...................................          (23,829)                 --                 --
     Total other income (expense).................................        1,104,171                  --                 --
                                                                  ------------------ ------------------- ------------------
     Net loss before Preferred Stock dividends and distributions..       (4,773,845)        (21,849,066)       (21,304,725)
     Preferred Stock dividends and distributions..................               --         (10,489,238)       (21,306,006)
                                                                  ------------------ ------------------- ------------------
     Net loss allocable to common stock...........................     $ (4,773,845)        (32,338,304)    $  (42,610,731)
                                                                  ================== =================== ==================
Basic and diluted net loss per common share.......................     $      (0.73)    $      (323,383)    $     (426,107)
                                                                  ================== =================== ==================

Basic and diluted weighted-average common shares outstanding......        6,476,866                 100                100
                                                                  ================== =================== ==================




                                The accompanying notes are an integral part of these statements.

                            BELLAVISTA CAPITAL, INC.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 and 2002


                                      Preferred Stock               Common Stock
                                ---------------------------- ---------------------------
                                                                                           Accumulated
                                                                                         Dividends and   Accumulated
                                       Shares        Amount        Shares        Amount  Distributions       Deficit          Total
                                ----------------------------------------------------------------------- ----------------------------
Shareholders' equity at
   January 1, 2002..............   21,633,864  $216,157,968           100     $       1   $(58,826,211)  $(8,214,923)  $149,116,835
Issuance of preferred stock.....    1,255,043    12,550,430            --            --             --            --     12,550,430
Issuance of preferred stock
   under dividend reinvestment
   plan.........................      356,559     3,565,590            --            --             --            --      3,565,590
Redemptions of preferred stock..     (748,662)   (7,414,590)           --            --             --            --     (7,414,590)
Additional paid in capital......           --     1,220,484            --            --             --            --      1,220,484
Dividends and distributions
   paid to preferred
   shareholders.................           --            --            --            --    (21,306,006)           --    (21,306,006)
 Net loss.......................           --            --            --            --             --   (21,304,725)   (21,304,725)
                                -------------- ------------- ------------- ------------- -------------- ------------- --------------
Shareholders' equity at
   December 31, 2002 ...........   22,496,804  $226,079,882           100     $      1   $ (80,132,217) $(29,519,648)  $116,428,018
Issuance of preferred stock
   under dividend reinvestment
   plan.........................          235         1,499            --            --             --            --          1,499
Adjustment for dividend
   reinvestment.................       (9,433)      (94,330)           --            --             --            --        (94,330)
Redemptions of preferred stock..     (257,867)     (844,190)           --            --             --            --       (844,190)
Dividends and distributions
   paid to preferred
   shareholders.................           --            --            --            --    (10,489,238)           --    (10,489,238)
 Net loss.......................           --            --            --            --             --   (21,849,066)   (21,849,066)
                                -------------- ------------- ------------- ------------- -------------- ------------- --------------
Shareholders' equity at
   December 31, 2003 ...........   22,229,739  $225,142,861           100    $        1  $ (90,621,455) $(51,368,714)   $83,152,693
Redemptions of Stock............   (2,746,487)   (7,625,644)   (1,179,184)   (4,308,357)            --            --    (11,934,001)
Conversion of Preferred Stock...  (19,483,252) (217,517,217)   19,483,252   217,517,217             --            --             --
Net loss........................           --            --            --            --             --    (4,773,845)    (4,773,845)
                                -------------- ------------- ------------- ------------- -------------- ------------- --------------
Shareholders' equity at
   December 31, 2004 ...........           --            --    18,304,168  $213,208,861  $ (90,621,455) $(56,142,559)   $66,444,847
                                ============== ============= ============= ============= ============== ============= ==============

                                The accompanying notes are an integral part of these statements.

                            BELLAVISTA CAPITAL, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOW




                                                                                  Year Ended         Year Ended          Year Ended
                                                                           December 31, 2004  December 31, 2003   December 31, 2002
                                                                          ------------------- ------------------ -------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss............................................................     $  (4,773,845)    $  (21,849,066)     $  (21,304,725)
    Adjustments to reconcile net (loss) income to net cash provided by
       (used in) operating activities:
         Depreciation.....................................................            25,641                 --                  --
         Loss on sale of furniture........................................            23,829                 --                  --
         Provision for impairment.........................................         3,412,560         27,499,639          21,238,043
         Increase (decrease) in accrued expenses and other................           104,034            (20,508)           (975,963)
         (Decrease) increase in payable to Manager........................          (121,577)          (547,903)            638,287
         Decrease (increase) in other assets, net.........................           752,429         (1,178,227)             82,661
                                                                          ------------------- ------------------ -------------------
              Net cash provided by (used in) operating activities.........          (576,929)         3,903,935            (321,697)
                                                                          ------------------- ------------------ -------------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from repayments of investments in real estate...............        37,642,307         65,182,905          58,141,019
     Investments in real estate...........................................       (23,105,422)       (26,146,923)        (40,149,741)
     Payment from loans receivable........................................                --          4,695,000                  --
    Purchase of fixed assets..............................................          (137,384)                --                  --
                                                                          ------------------- ------------------ -------------------
              Net cash provided by investing activities...................        14,399,501         43,730,982          17,991,278
                                                                          ------------------- ------------------ -------------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from sales of preferred stock, net of offering costs.........                --                 --          12,550,430
    Redemptions of capital stock..........................................       (11,934,001)          (844,190)         (7,414,590)
    Adjustment for dividend reinvested....................................                --            (94,330)                 --
    Issuance of notes payable.............................................                --            476,679           4,098,562
    Capital contributions from Manager....................................                --                 --           1,220,484
    Repayment of unsecured notes payable..................................        (4,692,517)       (10,126,707)         (7,535,769)
    Repayment of secured notes payable....................................                --         (4,508,000)                 --
    Net repayments of secured line of credit..............................                --        (14,431,132)           (568,868)
    Payment of preferred stock dividends..................................                --        (11,800,156)        (18,331,927)
                                                                          ------------------- ------------------ -------------------
              Net cash provided by (used in) financing activities.........        16,626,518        (41,327,836)        (15,981,678)
                                                                          ------------------- ------------------ -------------------

              Net (decrease) increase in cash and cash equivalents........        (2,803,946)         6,307,081           1,687,903
              Beginning cash and cash equivalents.........................        10,701,188          4,394,107           2,706,204
                                                                          ------------------- ------------------ -------------------

              Ending cash and cash equivalents............................      $  7,897,242      $  10,701,188       $   4,394,107
                                                                          =================== ================== ===================
 Cash paid for interest, net of amounts capitalized of $256,886,
    $1,743,658  and  $2,199,961, for the years ending December 31,
    2004, 2003 and 2002 respectively......................................      $         --      $          --       $          --
                                                                          =================== ================== ===================
 SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

 Reinvested Preferred Stock dividends.....................................      $         --      $       1,499       $   3,565,590
                                                                          =================== ================== ===================
 Reinvested interest on Notes Payable.....................................      $      4,264      $      65,616       $     401,610
                                                                          =================== ================== ===================

                           The accompanying notes are an integral part of these statements.

                            BELLAVISTA CAPITAL, INC.

                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2004, 2003 AND 2002


1.   ORGANIZATION AND BUSINESS:

Organization

BellaVista Capital, Inc., a Maryland corporation (the Company, our, we), was formed on March 18, 1999 and commenced operations effective May 1, 1999. We are engaged in the business of investing in for-sale residential real estate development projects, primarily in California. Our investments are structured as loans secured by real estate, loans made to real estate development entities, or as investments in real estate development entities. We are organized in a single operating segment for purposes of making operating decisions and assessing performance. BellaVista Capital, Inc. is also the 100% shareholder of 99 Investors, Inc and Sands Drive San Jose, Inc., both California corporations formed for the purpose of developing and selling residential real estate.

Risk Factors

General Economic Conditions in Lending Areas. Although our business plan seeks to diversify its investments throughout California and other states in the United States of America, currently, nearly all of our investments are located in the San Francisco Bay Area, with a concentration in the counties of Santa Clara and San Mateo. Since the investments are located in a limited geographical region, they may be subject to a greater risk of delinquency or default if the industries concentrated there suffer adverse economic or business developments.

Realization of Assets. The Company's liquidity and ability to meet its obligations as they become due are subject to, among other things, its ability to obtain timely repayments of its investments. Many of the investments rely on the completion and sale of the developed real estate in order to obtain repayment. In the event that repayments are not sufficient to timely meet our commitments and credit facilities are not extended on terms favorable to us, we will be forced to reduce prices on properties we control in order to expedite their repayment. In such cases, the amount of proceeds received could be substantially less than what we would have expected if we allowed a proper marketing period for the property. This would have a negative impact on the estimated net realizable value of our assets and would force the Company to adopt an alternative strategy that may include actions such as seeking additional capital or further downsizing of the Company. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Other. In addition, we are subject to other significant business and financial risks, including but not limited to liquidity, the prevailing market for residential real estate, interest rates, timely completion of projects, lack of borrower diversification, and potential environmental matters relating to properties on which we have made investments or received through foreclosure.

In April 14, 2004 the Company provided certain documents requested by the Securities and Exchange Commission in connection with a letter of inquiry. During June 2004 Mr. Rider and Ms. Fox both provided voluntary testimony in connection with the inquiry. In January 2005 the Commission requested additional documentation which the Company has agreed to provide.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Consolidation Policy

The consolidated financial statements include the accounts of BellaVista Capital, Inc. and its wholly owned subsidiaries, 99 Investors, Inc. and Sands Drive San Jose, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

                            BELLAVISTA CAPITAL, INC.

                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                   (continued)

                        DECEMBER 31, 2004, 2003 AND 2002

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

Investments in Real Estate under Development

We have originated loans to Acquire, Develop and Construct (ADC) residential real estate ("ADC loans"). These loans contain many of the following characteristics which are identified with ADC loans:

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

Because our loans contain many of the characteristics of ADC Loans they are classified for financial reporting purposes as investments in real estate under development (Note 3). Revenue from interest and points is recognized as cash is received from the sale or refinancing of such properties. Investments in real estate under development include amounts funded under the loan agreements and capitalized interest expense, where applicable. If our ADC loans qualified as loans under US GAAP, interest and points would be recognized in income as earned instead of at the time of sale of the underlying property.

Such investments are stated at the lower of cost or fair value. Management conducts a review for impairment on an investment-by-investment basis whenever events or changes in circumstances indicate that the carrying amount of an investment may not be recoverable, or at least quarterly. Impairment is recognized when estimated expected future cash flows (undiscounted and without interest charges), typically from the sale of a completed property, are less than the carrying amount of the investment, which does not include accrued interest and points. The estimation of expected future net cash flows is inherently uncertain and relies to a considerable extent on assumptions regarding current and future economic and market conditions. If, in future periods, there are changes in the estimates or assumptions incorporated into the impairment review analysis, the changes could result in an adjustment to the carrying amount of the investments. To the extent an impairment has occurred, the excess of the carrying amount of the investment over its estimated fair value, less estimated selling costs, will be charged to operations.

Investments in Real Estate Held for Sale

We may take title to property through foreclosure or by deed in lieu of foreclosure when a borrower defaults on our ADC loans. Such properties are termed real estate owned (REO) and are accounted for in a manner similar to our investments in real estate under development.

                            BELLAVISTA CAPITAL, INC.

                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                   (continued)

                        DECEMBER 31, 2004, 2003 AND 2002

Cash and Cash Equivalents

Cash and cash equivalents include cash held in financial institutions and other highly liquid short-term investments with original maturities of three months or less.

Income from Real Estate Developments

We recognize income from our ADC loans and REO properties as costs are recovered, generally upon the sale or refinancing of the underlying real estate to or by a third party. No interest income or points are recognized until the financed property is sold or refinanced. We compute income as the difference between cash received from the sale or refinancing of the property and the carrying value of the investments at the date of repayment.

Income Taxes

Our taxable income differs from income measured in accordance with generally accepted accounting principles in the United States of America due to timing differences in the recognition of income from our ADC loans and REO properties. For tax purposes, interest and points are accrued as income according to the terms of our loan contracts, but not recognized under generally accepted accounting principles in the United States of America until the contract has been paid through sale or refinancing of the secured property.

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). This Statement prescribes the use of the asset and liability method whereby deferred tax assets and liability account balances are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value.

Net Loss Per Share of Common Stock

Per share amounts for our common stock are computed using the weighted average common shares outstanding during the period. Net loss used in the calculation is increased by declared dividends owed to preferred shareholders. There are currently no stock options or other dilutive common stock equivalents, and as a result, the basic and diluted weighted average common shares outstanding for the years ended December 31, 2004, 2003 and 2002, are the same and are 6,476,866, 100 and 100 shares, respectively.

On September 1, 2004 all of our outstanding shares of Preferred Stock converted to common stock. The following table sets forth the basic and diluted net loss per common share as if the Preferred Stock had always been common stock for the year ended December 31 (unaudited):

                                               2004         2003          2002
                                               ----         ----          ----
Basic and diluted net
   loss per common share..................$     (0.23) $     (0.97) $     (0.96)
Basic and diluted weighted-average common ------------ ------------ ------------
   shares outstanding..................... 20,694,926   22,422,278   22,168,639
                                          ============ ============ ============


3.   INVESTMENTS IN REAL ESTATE UNDER DEVELOPMENT:

We have made ADC loans with maturity dates generally ranging from 12 to 18 months. As of December 31, 2004 we had six ADC loans outstanding which are described below.

                            BELLAVISTA CAPITAL, INC.

                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                   (continued)

                        DECEMBER 31, 2004, 2003 AND 2002


                                Final              Face    Amount Funded                                             Carrying
               Interest      Maturity            Amount          (net of       Capitalized        Recognized        Amount of
Description        Rate          Date      of Mortgages        payments)             Costs        Impairment        Mortgages
------------------------ ------------- ----------------- ---------------- ----------------- ----------------- ----------------
Loan 2503        11.50%       12/1/04       $ 7,725,000      $ 5,530,622        $  134,522      $  1,582,725     $  4,082,419
Loan 2517        21.00%        8/4/05         4,135,000        2,159,866           113,834                --        2,273,699
Loan 2523         8.00%        8/4/05        11,000,000        6,818,041            14,277                --        6,832,318
Loan 2524        10.00%      11/12/06         1,200,000        1,000,000               153                --        1,000,153
Loan 2525        11.00%      11/15/05         1,725,000        1,431,028                --                --        1,431,028
Loan 2526        12.00%       3/15/06         3,353,000        2,835,940                --                --        2,835,940
                                       ----------------- ---------------- ----------------- ----------------- ----------------
Total                                      $ 29,138,000     $ 19,775,496        $  262,785       $ 1,582,725     $ 18,455,557
                                       ================= ================ ================= ================= ================

Loan 2503 - This loan is secured by an approximately 8,300 square foot home in Carmel, California. The $7,075,000 loan matured on June 1, 2004 and was extended to December 1, 2004. The amount of the loan was also increased by $650,000 to $7,725,000. The entire amount of increase provided for interest reserve with no additional funds available to the borrower. As of December 31, 2004 the property was sold pending close of escrow and we had funded our entire commitment for the non-interest portion of the loan. On January 4, 2005 escrow closed and we received net proceeds from the sale which payment totaling approximately $4.2 million.

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

Loan 2523 - This $11,000,000 loan is secured by a first deed of trust on 17 condominiums totaling approximately 31,500 square feet in San Mateo, California. The note was issued on August 4, 2003, the proceeds of which will be used for construction of the condominiums. The note bears interest at 8.00%, which is accrued and payable August 4, 2005, the loan's maturity date. The project is nearing completion and models are expected to be open in early April 2005. There are currently a number of units presold and closings are expected to occur beginning in May, 2005. As of December 31, 2004 we had $2,881,959 remaining to fund on the non-interest portion of our loan commitment.

Loan 2524 - This $1,200,000 loan is secured by a third deed of trust on a 10.3 acre parcel in Colorado Springs, Colorado which will comprise 148 condominium units. The loan is junior to a deed of trust in the amount of $2,392,000 and a revolving deed of trust totaling $4,000,000, both in favor of Ohio Savings Bank. The note was issued on May 12, 2004, bears interest at 10%, which is accrued and payable at the loan's maturity date, November 12, 2006. The note provides for additional interest equal to 3% of the gross sales price of each completed condominium unit. We have no additional funding requirement on the non-interest portion of our commitment.

                            BELLAVISTA CAPITAL, INC.

                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                   (continued)

                        DECEMBER 31, 2004, 2003 AND 2002

Loan 2525 - This $1,725,000 loan is secured by a first deed of trust on approximately 1.1 acre parcel in East Palo Alto, California. The property is currently zoned residential and the developer has applied for a change in zoning to residential/retail mixed use. Approval for the zoning change is expected by June 2005. The note was issued November 15, 2004, bears interest at 11%, which is accrued and payable at the loan's maturity date, November 15, 2005. We have an obligation to fund up to an additional $1,500,000 when building permits are approved and construction is ready to commence.

Loan 2526 - This $3,353,000 loan is secured by a second deed of trust on a 6,551 square foot parcel in San Francisco, California which will comprise 32 condominium units. Construction started in January 2005 and is expected to complete in January 2006. The loan is junior to a deed of trust in the amount of $9.3 million in favor of East West Bank. The note was issued on December 7, 2005, bears interest at 12%, which is accrued and payable at the loan's maturity date, March 15, 2006. The note provides for additional interest equal to 2.75% of the gross sales price of each completed unit. We have no additional funding requirement on the non-interest portion of our commitment.


4. INVESTMENT IN REAL ESTATE HELD FOR SALE:

As of December 31, 2004, we or our wholly-owned subsidiaries, 99 Investors, Inc. and Sands Drive San Jose, Inc, held title to 12 properties which we received through foreclosure, by deed in lieu of foreclosure, or as a result of an agreement dated October 17, 2002, pursuant to which all interest in 99 Investors was transferred to us. The properties are described below:

                                                                                    Carrying
Description                Amount Funded      Capitalized        Recognized        Amount of          Costs to
                       (net of payments)   Interest Costs        Impairment         Property          Complete
--------------------- ------------------- ---------------- ----------------- ---------------- -----------------
Property 2216                 14,064,158          559,082         2,145,617       12,477,622        22,155,867
Property 2368                  2,617,842           77,040                --        2,694,882           503,602
Property 2396                  2,878,833           99,696           813,805        2,164,723                --
Property 2407                  1,091,989           69,015                --        1,161,005                --
Property 2423                  5,609,379          262,555           762,233        5,109,701            60,299
Property 2443                         --               --                --               --                --
Property 2455                 11,798,756          382,842         5,417,299        6,764,299            55,531
Property 2465                    208,423           13,076                --          221,499                --
Property 2468                  2,452,050           97,569                --        2,549,619           509,244
Property 2492                  3,467,853          104,592           665,388        2,907,057            14,300
Property 2506                  4,613,838           45,382           548,236        4,110,984           418,008
Property 2518                  3,450,521          213,163         1,048,399        2,615,285         1,965,943
                      ------------------- ---------------- ----------------- ---------------- -----------------
Total                         52,253,642        1,924,012        11,400,977       42,776,676        25,682,794
                      =================== ================ ================= ================ =================

Property 2216 - This is an approximately 8-acre parcel which has been approved for development of 72 townhomes and condominiums totaling approximately 123,372 square feet in San Jose, California. We have contracted with an outside party to provide development and construction management services for this property. As of December 31, 2004 the first phase of 38 homes had broken ground. The first units are scheduled to be complete in June 2005.

                            BELLAVISTA CAPITAL, INC.

                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                   (continued)

                        DECEMBER 31, 2004, 2003 AND 2002

Property 2368 - This is an 8-unit condominium project totaling approximately 6,100 square feet in the South of Market area of San Francisco, California. The units are loft style condominiums which are popular in that area of the city. As of December 31, 2004 the project was under construction with completion expected in April 2005.

Property 2396 - This is a 2-unit condominium project totaling approximately 4,450 square feet on Russian Hill in San Francisco, California. The project completed construction in December 2004 and was listed for sale in early January 2005.

Property 2407 - This property originally consisted of 6 subdivided and improved lots in San Rafael, California. Two of the lots closed escrow on September 24, 2004. The purchaser of the two lots has an option to purchase the remaining four lots. The option expires on July 15, 2005 but may be extended in six month increments until May 4, 2006 with further option payments.

Property 2423 - This property is an approximately 4,200 square foot home in Belvedere, California. We received title to the property through foreclosure on September 29, 2004. Construction was complete as of December 31, 2004 but the home required cleaning and repair prior to marketing. It was listed for sale in March 2005.

Property 2443 - This project originally consisted of 3 lots for the construction of single-family homes averaging approximately 4,000 square feet each. Two of the homes had started foundation work before construction was halted while we pursued our foreclosure action. No work had commenced on the third home prior to beginning our foreclosure action. On August 27, 2004 two of the three lots closed escrow. The sale of the two lots fully repaid our investment and our carrying amount was zero at year end. When we sell the remaining lot in the development, our proceeds will be reported as income. As of December 31, 2004 the remaining lot was on the market for sale. In March 2005, the property was sold pending close of escrow..

Property 2455 - This project is an approximately 8,850 square foot home in Atherton, California. As of December 31, 2004 the project had completed construction and the property was listed for sale in January 2005.

Property 2465 - This project is an approximately 8,900 square foot unimproved lot in Oakland, California. Construction had not started prior to our foreclosure action. We currently plan to sell the property in its existing condition and have listed it for sale.

Property 2468 - This property is an approximately 4,000 square foot home in Tiburon, California. We received title to the property through foreclosure on September 29, 2004. As of December 31, 2004 the property was in an uncompleted state. In February 2005 we hired a contractor to finish construction of the home, which is expected to complete in June 2005.

Property 2492 - This is an approximately 4,500 square foot home in Portola Valley, California. The property is complete and was listed for sale in April 2004. In January 2005 the property sold and closed escrow.

Property 2506 - This project is an approximately 6,400 square foot home in Hillsborough, California. As of December 31, 2004 the property was under construction. It completed construction and was marketed for sale in March 2005.

Property 2518 - This property is an approximately 6,400 square foot home in Tiburon, California. We received title to the property through foreclosure on September 29, 2004. The property is in an uncompleted state of construciton. As of Decmeber 31, 2004 we were evaluating our options with this property. Subsequent to year-end, we engaged a contractor and development manager to complete construction. Construction is expected to complete in January 2006.

                            BELLAVISTA CAPITAL, INC.

                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                   (continued)

                        DECEMBER 31, 2004, 2003 AND 2002

5.  PROPERTY, PLANT AND EQUIPMENT:

We had the following property, plant and equipment:

                                    December 31, 2004  December 31, 2003
                                   ------------------- ------------------
Computer Equipment                             69,354                 --
Furniture                                      39,730                 --
                                   ------------------- ------------------
   Total furniture and equipment              109,084                 --
   Accumulated depreciation                   (21,170)                --
                                   ------------------- ------------------
   Furniture and Equipment, net                87,914                 --
                                   =================== ==================

6.  SECURED NOTES PAYABLE:

As of December 31, 2004 and 2003 we had borrowings of $3,185,000 secured by our Property 2455. The note bears interest at Prime plus 0.5% (5.75% at December 31,
2004), interest only payments are due monthly and the note is due May 1, 2030.

Additionally Sands Drive San Jose, Inc., our wholly owned subsidiary, was the obligor, and the Company was the guarantor, under a $22 million construction loan whose purpose is to finance the construction of our Villa Corntona project, Property 2216. The loan bears interest at Prime plus 1.00% and is due in June 2006. As of December 31, 2004, there was no balance owed on the loan.

7.  SHAREHOLDERS' EQUITY:

We have authorized 50,000,000 shares of capital stock with a $0.01 par value. At December 31, 2004 and 2003, there were 18,304,168 and 100 shares of common stock outstanding, respectively.

As of December 31, 2004 and 2003 we had 0 and 40,000,000 shares of Class A Convertible Preferred Stock authorized, with 0 and 22,229,739 issued and outstanding. On September 1, 2004 the outstanding shares of Preferred Stock converted to common stock in accordance with the terms of the Preferred Stock. At the time of conversion there were 19,483,252 shares of Preferred Stock outstanding and 100 shares of common stock outstanding.

We have sold our Preferred Stock through private placements since our inception, issuing 26,161,438 shares at $10.00 per share. We used the proceeds from issuance of our Preferred Stock primarily to fund additional ADC loans and also for working capital purposes. We have not sold shares since September 2002 and, as of December 31, 2004 we did not have an active private placement.

There is no public market for our stock. In order to provide liquidity for our shareholders, our Board of Directors has adopted a stock redemption policy for shareholders who wish to sell their shares to us. The policy generally provides that the company will periodically make funds available for redemption at a price determined by the Board of Directors. The repurchase of shares follows guidelines set forth by the Securities and Exchange Commission for issuer tender offers. The policy may be modified or terminated at the Board's discretion at any time.

On January 28, 2005 the Company offered to purchase up to 3,314,917 shares of common stock at a price of $3.62 per share. The Offer terminated on March 1, 2005, and a total of 6,714,420 Shares were tendered and not withdrawn as of such date. In accordance with the terms of the offer the Company purchased a total of 3,314,929 Shares at $3.62 per Share for a total payment of $12,000,042.98. As the number of Shares tendered exceeded the maximum number of Shares the Company

                            BELLAVISTA CAPITAL, INC.

                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                   (continued)

                        DECEMBER 31, 2004, 2003 AND 2002

offered to purchase, each tendering shareholder received payment for a prorated number of Shares purchased. The proration factor was 49.37%. After completion of the Offer, a total of 14,989,239 Shares remain issued and outstanding.

8.   INCOME TAXES

On October 7, 2003 our Board of Directors voted to withdraw our REIT election effective with the tax year beginning January 1, 2004. The withdrawal of this election results in the loss of our ability to deduct the payment of dividends from our taxable income. However,as the result of losses from prior years' operations, the Company had generated a net operating loss.

At December 31, 2004, we had U.S. federal net operating loss carryforwards of approximately $81.3 million. The net operating loss carryforwards expire in various amounts between the years 2016 and 2019. If there is a change in ownership, utilization of the U.S. net operating losses may be subject to substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

Pretax Loss

Loss before income taxes consisted of the following:

                                                   Federal          California
                                            Operating Loss      Operating Loss
Year ended December 31,                       Carryforward        Carryforward
-------------------------------------- -------------------- -------------------
2004                                            34,211,863          34,211,863
2003                                            38,176,549          22,905,929
2002                                             8,915,070           5,349,042
                                       -------------------- -------------------
   Total                                        81,303,482          62,466,834
                                       ==================== ===================

Due to doubt about the the Company's ability to utilize the benefits of net operating loss carryforwards, there was no provision for income taxes for the year ended December 31, 2004. Prior to January 1, 2004 we were subject to tax rules related to Real Estate Investment Trusts, and accordingly, were not subject to corporate level taxes during 2003 or 2002 as long as certain conditions were met. The Company believes that it complied with such conditions.

Deferred Taxes

The significant components of the Company's deferred tax assets are as follows (in thousands):

                                                         12/31/04
                                                ------------------
                                                       27,944,541
Net operating loss carryforwards
Valuation allowance                                   (27,944,541)
                                                ------------------
   Net deferred tax assets                                     --
                                                ==================

As of December 31, 2004, the Company and its subsidiaries had provided valuation allowances of approximately $27.9 million in respect of deferred tax assets resulting from tax loss carryforwards because of the possibility that the carryforwards may expire unused and that future tax deductions may not be realized through future operations.

                            BELLAVISTA CAPITAL, INC.

                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                   (continued)

                        DECEMBER 31, 2004, 2003 AND 2002


9.   TRANSACTIONS WITH AFFILIATES:

Prior to March 19, 2004, we had the following affiliates all of which were owned by Susan Fox, who, prior to such date was the President, CEO and a Director of the Company: Primecore Funding Group, Inc; 99 El Camino Partners, LLC; Primecore Properties, Inc. During the year ended December 31, 2004, Primecore Funding Group, Inc. received management fees from us, and Primecore Properties, Inc. received real estate commissions in connection with the sale of certain REO properties on which it acted as the listing broker. 99 El Camino Partners, LLC owns the building where we maintain our offices which we began leasing in 2004.

On December 23, 2003 we entered into an agreement, effective January 1, 2004 with Primecore Funding Group to provide management services during a period concluding on March 31, 2004.

On March 19, 2004, Susan Fox resigned as President, Chief Executive Officer and Director of BellaVista Capital, Inc. Ms. Fox was retained as a consultant to the Company for a period of 12 months in order to assist with any issues that occur in connection with the transition of management. For her services she was paid $30,000 per month beginning April 2004. We also agreed to compensate Ms. Fox for her assistance in recovery of legal actions we have brought on some of our former developers. Our agreement with her provides that she will receive 5% of any sums we collect from such legal proceedings. During 2004 she received $63,000 in payments from BellaVista in accordance with this provision of our agreement. Additionally, we purchased certain furniture, computer equipment and software from her company, Primecore Funding Group, for $200,000. Finally, we entered into a agreement to lease the premises at 99 El Camino Real, a property owned by 99 El Camino Partners, LLC, a limited liability company in which Susan Fox is the sole member, through December 31, 2004 at a monthly rate of $25,000 through June 30, 2004 and then decreasing to $20,000 per month through December 31, 2004. The agreement also provides that BellaVista pay for real estate taxes, insurance and maintenance associated with the building.

As of March 19, 2004, none of these entities are affiliates of the Company and, as of the date of this filing, except as discussed in this Note 7, we have no business relationships with these entities.

Management Fees

On December 19, 2003 our Board of Directors voted not to renew the management agreement with Primecore Funding Group, effective December 31, 2003. The Company decided to internalize management of the Company, and proceeded to do so. The Board believes that this action will result in greater transparency to the shareholders, more accountability of the employees and management to the Board of Directors and the ability to better manage company costs. On December 23, 2003 we entered into an agreement, effective January 1, 2004 with Primecore Funding Group to provide management services during a three-month transition period ended March 31, 2004. As of the date of this filing, the transition has been accomplished, and the Company is now internally managed.

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

For the year ended December 31, 2004, the portfolio management fees earned by Primecore Funding Group were $639,698 compared with $3,808,260 and $9,630,701 for the years ended December 31, 2003 and 2002.

                            BELLAVISTA CAPITAL, INC.

                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                   (continued)

                        DECEMBER 31, 2004, 2003 AND 2002

Real Estate Sales Commissions

We paid real estate sales commissions of $250,050 during the year ended December 31, 2004 to Primecore Properties, Inc., compared with $835,500 and $446,350 during the years ended December 31, 2003 and 2002. The commissions were paid for services provided by Primecore Properties under listing agreements to sell property acquired by us through foreclosure or deed in lieu of foreclosure. We did not enter into any new listing agreements with Primecore Properties after we terminated our contract with Susan Fox's management company.

10.  COMMITMENTS AND CONTINGENCIES:

Litigation

From time to time, we may and have become subject to litigation in connection with our business. In addition, as of December 31, 2004, we were involved in several litigation matters that are considered to be out of the ordinary course of business. The following is a list of litigation in which the Company was involved as party, as of December 31, 2004, and in which the Company believed at December 31, 2004 it is possible that its potential liability could be material if the Company were unsuccessful in its defense, which the Company does not currently believe will be the case:

     1. BellaVista Capital v. Agustin Rosas-Maxemin, et. al., San Mateo Superior Court No. 439577. On May 26, 2004, the Company brought suit against the principals of a former borrower and their affiliated entities relating to the misappropriation and diversion of loan funds for improper purposes. The misappropriation and diversion was first discovered in the course of a bankruptcy proceeding, in which one of the defendants admitted that he had fraudulently prepared invoices in the name of third party contractors, and forged endorsements on checks written by the Company to the third party contractors. The Company seeks to recover all of the misappropriated funds, and has alleged damages presently believed to exceed $1,000,000. The Company has not reflected any potential recovery in its financial statements. Trial is currently scheduled for April 25, 2005. In response to the Complaint, one of the defendants filed a Cross-Complaint alleging that misrepresentations were made to him in connection with loans made by the Company. The Cross-Complaint seeks unspecified damages. The Company believes the Cross-Complaint is without merit, intends to vigorously defend against the claims, and believes that it has strong and viable defenses.

     2. Wagner v. 99 Investors, LLC, et. al., San Mateo Superior No. CIV 436762. This lawsuit was served on or about March 30, 2004 by the purchaser of a home against 99 Investors, LLC, a subsidiary of the Company. The home was sold to plaintiffs by 99 Investors in or around March 2000. The Complaint alleges defects in construction including faulty framing and faulty soil treatment, resulting in movement and property damage. The Complaint contains claims totaling approximately $1.9 million against 99 Investors, the seller, Pacific Peninsula Group, Inc, the builder, and Harlan Tait Associates, the soils engineer. The Company tendered the matter to its insurance carrier at the time for defense and indemnity, and the insurer accepted defense subject to a reservation of rights. The Company disputes both the claim of liability and the extent of the damages claimed and intends to vigorously defend against the claims. In addition, the Company currently believes that in the event of any recovery by the plaintiff, the amount of the claim would be covered by insurance.

In addition to the above matters, at December 31, 2004, the Company was involved in several legal matters in which it sought recovery from borrowers, guarantors, and others. Collections of legal settlements from such parties are reflected as income from legal settlements, net of collection costs, in the statements of operations. The actions included the following:

     1. A lawsuit was filed by the Company in connection with a loan made on a subdivision project in Marin County. While the Company had written off the loan

                            BELLAVISTA CAPITAL, INC.

                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                   (continued)

                        DECEMBER 31, 2004, 2003 AND 2002

approximately two years before, it felt that legal avenues existed to seek recovery on the loan. The Company filed suit and entered into a settlement with the key defendants in February 2004. Under the settlement, the Company is entitled to receive $2,350,000 in payments of varying amounts to be made over a 17-month term, beginning in March 2004. In the event that the payments are not made when due, the Company has a right to obtain a stipulated judgment. If and when payments are received, the payments will be reflected in income. The settlement will not be reflected in the financial statements until payments are received, as collection is not reasonably assured. To date, the Company has received payments totaling $1,650,000, including a $600,000 payment made in January 2005. Two additional payments of $350,000 each are due on April 27, 2005 and July 26, 2005. In addition, the Company obtained a settlement from a co-defendant in the amount of $110,000, which amount has been paid.

     2. A lawsuit was filed to collect against the personal guarantors on two loans. The matter was set for trial on September 13, 2004. However, prior to trial, the defendants entered into a stipulation for settlement. Under the terms of the settlement, the Company was entitled to a judgment of $6 million if the defendants do not make periodic payments totaling $4 million in accordance with a fixed schedule. The defendants timely made, on September 15 and October 8, 2004, the first two payments totaling $100,000. However, defendants thereafter defaulted in their payments, and on January 21, 2005 a judgment was entered against the defendants, Robert A. Johnston and Gregory Bock, in the amount of $5,900,000. The company is taking steps to recover the amount of the judgment. The amount of the judgment is not reflected in the financial statements, and will not be until there is collection, as collection is not reasonably assured.

     3. A lawsuit was filed to judicially foreclose upon and obtain a deficiency judgment from a borrower in connection with a loan made on a property in Palo Alto. The borrower stipulated to judgment in the amount of $750,000, which judgment has been entered. The prospect of collection of the judgment is not reasonably assured, therefore, if and when payments are received, the payments will be reflected in income. No potential recovery is currently reflected in the financial statements.

     4. A lawsuit to collect against the principals of a former borrower relating to the misappropriation and diversion of loan funds for improper purposes. The Company seeks to recover all of the misappropriated funds, and has alleged damages presently believed to exceed $1,000,000. The Company has not reflected any potential recovery in its financial statements. In addition, in the same lawsuit, the Company seeks to recover approximately $900,000 as usurious interest paid by the Company to another lender.

Construction Contracts

In connection with our development of investments in real estate held for sale, we have entered into contracts with construction companies totaling $21,497,483 to complete these projects where necessary. We will make payments on these contracts as construction progresses in much the same manner we do for our investments in real estate under development.

Guarantees

We have issued indemnity agreements to insurance companies in connection with the sale of certain of our REO properties. The indemnity agreements were provided in order to induce the insurance companies to issue surety bonds covering mechanics liens recorded against properties we owned. The total amount of the surety bonds issued with respect to which we have issued indemnity agreement is $75,698. We believe that we have remedies against the mechanics lien claims and that we will not become liable for their payment as such, no amounts have been accrued in the financial statements in connection to these liens.

We have also provided indemnity agreements to insurance companies in connection with the issuance of surety bonds guaranteeing the completion of certain public

                             BELLAVISTA CAPITAL, INC.

                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                   (continued)

                        DECEMBER 31, 2004, 2003 AND 2002

utility improvements in our developments. The total amount of the surety bonds issued with respect to which we have issued indemnity agreement is $234,450. The bonds will be released and our guarantee obligation terminated upon completion and acceptance of the improvements.

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

                            BELLAVISTA CAPITAL, INC.

                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                   (continued)

                        DECEMBER 31, 2004, 2003 AND 2002

11.  QUARTERLY STATEMENTS OF OPERATIONS (UNAUDITED):

The following tables contain selected unaudited quarterly financial data for fiscal years 2004 (1) and 2003:

                                         Three Months        Three Months        Three Months       Three Months
                                                Ended               Ended               Ended              Ended
                                       March 31, 2004       June 30, 2004  September 30, 2004  December 31, 2004
                                    ------------------ ------------------- ------------------ ------------------
 REVENUES:
 Income from completed real estate
    development.....................     $  1,372,634         $   854,192        $   300,748        $   970,081
 Interest income....................           35,105              28,524             31,933             57,833
 Other..............................           17,772              10,015            103,214             43,441
                                    ------------------ ------------------- ------------------ ------------------
    Total  revenues.................        1,425,511             892,731            435,895          1,071,355

 EXPENSES:
 Salaries...........................           21,838             327,745            227,013            299,152
 Facilities expenses................           88,423             101,563             61,440             75,309
 Legal and accounting expense.......          864,928             218,992            329,898          1,640,676
 General administrative and other...           44,592              70,478             56,016            100,008
 Depreciation expense...............               --               8,547              8,547              8,547
 Insurance expense..................           72,154              72,155             80,363             72,090
 REO expense........................          124,419              80,832             71,421             73,272
 Internalization transition expense.          429,435               4,237             10,394              6,766
 Management fees paid to Manager....          639,698                  --                 --                 --
 Provision for impairment of
    investments in real estate .....          927,480           1,882,283            516,134             86,663
                                    ------------------ ------------------- ------------------ ------------------
    Total expenses..................        3,212,967           2,766,832          1,361,226          2,362,483
                                    ------------------ ------------------- ------------------ ------------------
    Net loss from operations               (1,787,456)         (1,874,101)          (925,331)        (1,291,128)


 OTHER INCOME (EXPENSE):
 Income from legal settlements, net
    of collection costs.............          210,000             159,000            132,000            627,000
 Loss on sale of fixed assets                      --                  --                 --            (23,829)
                                    ------------------ ------------------- ------------------ ------------------
    Total other income (expense)              210,000             159,000            132,000            603,171
                                    ------------------ ------------------- ------------------ ------------------
    Net loss                             $ (1,577,456)       $ (1,715,101)       $  (793,331)       $  (687,957)
                                    ================== =================== ================== ==================
 Basic and diluted net loss per
    common share....................      $   (15,775)        $   (17,151)        $    (0.12)        $    (0.03)
                                    ================== =================== ================== ==================

 Basic and diluted weighted-average
    common shares outstanding.......              100                 100          6,353,334         19,413,396
                                    ================== =================== ================== ==================

(1) The above 2004 Financial data differs in classification from the presentation reflected in the filed
Quarterly financial data for the fiscal year presented. During the fourth quarter, in order to better reflect its results from operations, the Company reclassified Income from legal settlements and Loss on sale of fixed assets from revenues to Other Income (Expense).


                            BELLAVISTA CAPITAL, INC.

                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                   (continued)

                        DECEMBER 31, 2004, 2003 AND 2002


10.  QUARTERLY STATEMENTS OF OPERATIONS (UNAUDITED):
     (Continued)

                                         Three Months        Three Months        Three Months       Three Months
                                                Ended               Ended               Ended              Ended
                                       March 31, 2003       June 30, 2003  September 30, 2003  December 31, 2003
                                    ------------------ ------------------- ------------------ ------------------
 REVENUES:
 Income from completed real estate
    development.....................     $  2,797,671        $  1,436,429       $  3,984,006        $ 3,154,330
 Other..............................           16,157                 107                 95                760
                                    ------------------ ------------------- ------------------ ------------------
    Total revenues..................        2,813,828           1,436,536          3,984,101          3,155,090

 EXPENSES:
 Management fees paid to Manager....        1,127,933           1,096,143            868,137            716,047
 Provision for impairment of
    investments in real estate
    development.....................          763,059          13,606,038          2,208,575         10,921,967
 General, administrative and other..          392,636             250,550            529,883            757,653
                                    ------------------ ------------------- ------------------ ------------------
    Total expenses..................        2,283,628          14,952,731          3,606,595         12,395,667
                                    ------------------ ------------------- ------------------ ------------------

    Net income (loss)...............          530,200         (13,516,195)           377,506         (9,240,577)
    Preferred stock dividends and
      distributions.................       (3,930,392)         (3,935,292)        (2,623,554)                --
                                    ------------------ ------------------- ------------------ ------------------

    Net loss allocable to common....     $ (3,400,192)      $ (17,451,487)     $  (2,246,048)      $ (9,240,577)
                                    ================== =================== ================== ==================

 Basic and diluted net loss per
    common share....................      $   (34,002)       $   (174,515)       $   (22,460)        $  (92,406)
                                    ================== =================== ================== ==================

 Basic and diluted weighted-average
    common shares...................              100                 100                100                100
                                    ================== =================== ================== ==================