Form 10-Q
period 2005-03-31
BELLAVISTA CAPITAL INC
filed 2005-05-23
CIK 1086670

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                         Commission File Number: 0-30507

                            BellaVista Capital, Inc.
             (Exact name of registrant as specified in its charter)


              Maryland                                     94-3324992
   (State or other jurisdiction of                      (I.R.S. Employer
    Incorporation or organization)                     Identification No.)


     420 Florence Street, Suite 200
             Palo Alto, CA                                   94301
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


The number of shares of common stock outstanding as of March 31, 2005 was 14,991,325.

Table of Contents

   Part I.  Financial Information


 Item 1.    Financial Statements (unaudited).................................. 2

            Condensed Consolidated Balance Sheets as of March 31, 2005
            (unaudited) and December 31, 2004 (unaudited)..................... 3

            Condensed Consolidated Statements of Operations for the Three
            Months Ended March 31, 2005 and 2004 (unaudited).................. 4

            Condensed Consolidated Statement of Shareholders' Equity for the
            Three Months Ended March 31, 2005 (unaudited)..................... 5

            Condensed Consolidated Statements of Cash Flows for the Three
            Months Ended March 31, 2005 and 2004 (unaudited).................. 6

            Notes to the Condensed Consolidated Financial Statements
            (unaudited)....................................................... 7

 Item 2.    Management's Discussion and Analysis of Financial Condition and
            Results of Operations............................................ 17

 Item 3.    Quantitative and Qualitative Disclosures about Market Risk....... 22

 Item 4.    Controls and Procedures...........................................23


 Part II.   Other Information

 Item 1.    Legal Proceedings................................................ 23

 Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds...... 23

 Item 3.    Defaults Upon Senior Securities.................................. 23

 Item 4.    Submission of Matters to a Vote of Security Holders.............. 23

 Item 5.    Other Information................................................ 24

 Item 6.    Exhibits ........................................................ 24

            Signatures....................................................... 24

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


         Attached are the following unaudited financial statements of BellaVista Capital, Inc., formerly known as Primecore Mortgage Trust, Inc. (the "Company"):

     (1) Condensed Consolidated Balance Sheets as of March 31, 2005 (unaudited), and December 31, 2004 (unaudited)

     (2) Condensed Consolidated Statements of Operations for the Three Months ended March 31, 2005 and 2004 (unaudited)

     (3) Condensed Consolidated Statement of Shareholders' Equity for the Three Months ended March 31, 2005 (unaudited)

     (4) Condensed Consolidated Statements of Cash Flows for the Three Months ended March 31, 2005 and 2004 (unaudited)

     (5) Notes to Condensed Consolidated Financial Statements (unaudited)

         The financial statements referred to above should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2004 as filed with the Securities and Exchange Commission in our Annual Report on Form 10-K filed May 9, 2005.

                            BELLAVISTA CAPITAL, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)



                                                         March 31, 2005   December 31, 2004
                                                      ------------------ -------------------
ASSETS:
Investments in real estate under development              $  16,225,603       $  18,455,557
Investments in real estate held for sale                     42,985,497          42,776,676
Cash and cash equivalents                                       641,833           7,897,242
Fixed assets, net                                                80,714              87,914
Other assets                                                    290,023             752,043
                                                      ------------------ -------------------

        Total assets                                      $  60,223,670       $  69,969,432
                                                      ================== ===================

LIABILITIES AND SHAREHOLDERS' EQUITY:
Secured notes payable                                         5,301,968           3,185,000
Accrued expenses and other                                    1,053,936             339,585
                                                      ------------------ -------------------
        Total liabilities                                     6,355,904           3,524,585

SHAREHOLDERS' EQUITY:
Common stock: par value $0.01, 50,000,000
   shares authorized; 14,991,325 and
   18,304,168 shares issued and outstanding
   at March 31, 2005, and December 31, 2004,
   respectively                                             201,216,369         213,208,861
Accumulated dividends and distributions                     (90,621,455)        (90,621,455)
Accumulated deficit                                         (56,727,148)        (56,142,559)
                                                      ------------------ -------------------
        Total shareholders' equity                           53,867,766          66,444,847
                                                      ------------------ -------------------

        Total liabilities and shareholders' equity        $  60,223,670       $  69,969,432
                                                      ================== ===================









         The accompanying notes are an integral part of these statements

                            BELLAVISTA CAPITAL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)



                                                Three Months    Three Months
                                                       Ended           Ended
                                                   March           March
                                                     31,2005         31,2004
                                              --------------- ---------------
REVENUES:
   Income from real estate development            $  454,560    $  1,372,634
   Interest income                                    48,521          35,105
   Other                                                 203          17,772
                                              --------------- ---------------
     Total revenues                                  503,284       1,425,511

EXPENSES:
   Salaries expense                                  184,647          21,838
   Facilities expense                                 23,788          88,423
   Administrative expense                            225,001         280,484
   Real Estate Owned expense                         245,680         825,609
   Depreciation                                        7,200              --
   Internalization transition expenses                    --         429,435
   Management fees                                        --         639,698
   Provision for impairment of
     investments in real estate                      911,557         927,480
                                              --------------- ---------------
     Total expenses                                1,597,873       3,212,967
                                              --------------- ---------------
        Operating loss                            (1,094,589)     (1,787,456)

OTHER INCOME (EXPENSE):
   Income from legal settlements                     510,000         210,000
                                              --------------- ---------------
       Total other income (expense)                  510,000         210,000
                                              --------------- ---------------
        Net loss before income taxes                (584,589)     (1,577,456)
        Provision for income taxes                        --              --
                                              --------------- ---------------

        Net loss                                 $  (584,589)   $ (1,577,456)
                                              =============== ===============

Basic and diluted net loss per share              $    (0.03)    $   (15,775)
                                              =============== ===============

Basic and diluted weighted average                17,199,887             100
  shares outstanding                          =============== ===============







         The accompanying notes are an integral part of these statements

                            BELLAVISTA CAPITAL, INC.

            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    For the three months ended March 31, 2005
                                   (unaudited)


                                              Common Stock
                                    ---------------------------------

                                                                           Accumulated       Accumulated
                                            Shares            Amount         Dividends           Deficit            Total
                                    --------------- ----------------- ----------------- ------------------ ---------------
Shareholders' equity at
   January 1, 2005                      18,304,168      $213,208,861     $ (90,621,455)    $  (56,142,559)   $ 66,444,847
    Repurchase of stock                 (3,312,843)      (11,992,492)               --                 --     (11,992,492)
    Net income                                  --                --                --           (584,589)       (584,589)
                                    --------------- ----------------- ----------------- ------------------ ---------------
Shareholders' equity at
   March 31, 2005.                      14,991,325      $201,216,369     $ (90,621,455)     $ (56,727,148)   $ 53,867,766
                                    =============== ================= ================= ================== ===============



























         The accompanying notes are an integral part of these statements

                            BELLAVISTA CAPITAL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                               Three Months          Three Months
                                                                                      Ended                 Ended
                                                                                      March        March  31,2004
                                                                                    31,2005
                                                                        -------------------- --------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                        $ (584,589)       $  (1,577,456)
 Adjustments to reconcile net loss to net cash provided by operations:
    Provision for impairment of investments in real estate                          911,557              927,480
    Depreciation                                                                      7,200                   --
    Increase in accounts payable and other liabilities                              714,351            1,292,540
    Decrease in other assets, net                                                   462,020              348,056
                                                                        -------------------- --------------------
         Net cash provided by operating activities                                1,510,539              990,620
                                                                        -------------------- --------------------
 CASH FLOWS FROM INVESTING ACTIVITIES:
    Cash used for purchase of fixed assets                                               --             (149,030)
    Proceeds from investments in real estate under development and
      property held for sale                                                      7,003,776            8,164,027
    Investments in real estate under development and property held for
      sale                                                                       (5,894,200)          (5,163,602)
                                                                        -------------------- --------------------
         Net cash provided by investing activities.                               1,109,576            2,851,395
                                                                        -------------------- --------------------
 CASH FLOWS FROM FINANCING ACTIVITIES:
    Repurchase of stock                                                         (11,992,492)                  --
    Payments of unsecured notes payable                                                  --           (3,766,723)
    Borrowings under secured notes payable                                        2,116,968                   --
                                                                        -------------------- --------------------
         Net cash used in financing activities                                   (9,875,524)          (3,766,723)
                                                                        -------------------- --------------------

           Net (decrease) increase in cash and cash equivalents                  (7,255,409)               75,292
           Beginning cash and cash equivalents                                    7,897,242            10,701,188
                                                                        -------------------- --------------------
           Ending cash and cash equivalents                                      $  641,833        $   10,776,480
                                                                        ==================== ====================
 Cash paid for interest, net of amounts capitalized of $44,121 and
    $84,817, for the three months ended March 31, 2005 and 2004,
    respectively                                                                 $       --           $       --

 SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
    AND FINANCING ACTIVITIES:
    Reinvested interest on unsecured notes payable                               $       --           $    4,264
                                                                        ==================== ====================


                                The accompanying notes are an integral part of these statements

                             BELLAVISTACAPITAL, INC.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


1.   ORGANIZATION AND BUSINESS:

These statements are not a complete financial statement presentation. They should be read in conjunction with our December 31, 2004 Financial Statement presentation filed on Form 10-K. The accompanying unaudited interim financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. The results of operations for the fiscal quarter ended March 31, 2005 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

Organization

BellaVista Capital, Inc., a Maryland corporation (the Company, our, we), was formed on March 18, 1999 and commenced operations effective May 1, 1999. We are engaged in the business of investing in for-sale residential real estate development projects, primarily in California. Our investments are structured as loans secured by real estate, loans made to real estate development entities, or as investments in real estate development entities. We are organized in a single operating segment for purposes of making operating decisions and assessing performance. BellaVista Capital, Inc. is also the 100% shareholder of 99 Investors, Inc. and Sands Drive San Jose, Inc., both California corporations formed for the purpose of developing and selling residential real estate.

Risk Factors

General Economic Conditions in Lending Areas. Although our business plan seeks to diversify our investments throughout California and other states in the United States of America, currently, nearly all of our investments are located in the San Francisco Bay Area, with a concentration in the counties of Santa Clara and San Mateo. Since the investments are located in a limited geographical region, they may be subject to a greater risk of delinquency or default if the industries concentrated there suffer adverse economic or business developments.

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

In April, 2004 the Company provided certain documents requested by the Securities and Exchange Commission in connection with a letter of inquiry. During June 2004 Mr. Rider, our CEO and Ms. Fox, our former CEO, both provided voluntary testimony in connection with the inquiry. In January 2005 the Commission requested additional documentation which the Company provided on April 27, 2005.

                             BELLAVISTACAPITAL, INC.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


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

Such investments are stated at the lower of cost or fair value. Management conducts a review for impairment on an investment-by-investment basis whenever events or changes in circumstances indicate that the carrying amount of an investment may not be recoverable, or at least quarterly. Impairment is recognized when estimated expected future cash flows (undiscounted and without interest charges), typically from the sale of a completed property, are less than the carrying amount of the investment, which does not include accrued interest and points. The estimation of expected future net cash flows is inherently uncertain and relies to a considerable extent on assumptions regarding current and future economic and market conditions. If, in future periods, there are changes in the estimates or assumptions incorporated into the impairment review analysis, the changes could result in an adjustment to the carrying amount of the investments. To the extent an impairment has occurred, the excess of the carrying amount of the investment over its estimated fair value, less estimated selling costs, is charged to operations.

                             BELLAVISTACAPITAL, INC.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


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

The Company uses the asset and liability method whereby deferred tax assets and liability account balances are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value.

As of December 31, 2004 we had generated federal and state net operating losses of approximately $81.3 million and $62.5 million, respectively from the disposition of impaired assets in our portfolio. The ability to use these net operating loss carry forwards to offset future taxable income may result in tax savings to the company. The Company has established a full valuation allowance against its net deferred income tax asset, which is composed primarily of the carry forwards, because of the possibility that the carry forwards may expire unused and that future tax deductions may not be realized through future operations.

Net Loss Per Share of Common Stock

Per share amounts for our common stock are computed using the weighted average common shares outstanding during the period. Net loss used in the calculation is increased by declared dividends owed to preferred shareholders. There are currently no stock options or other dilutive common stock equivalents, and as a result, the basic and diluted weighted average common shares outstanding for the three months ended March 31, 2005 and March 31, 2004, are the same and are 17,199,887 and 100 shares, respectively.

On September 1, 2004 all of our outstanding shares of Preferred Stock converted to common stock. The following table sets forth the basic and diluted net income
(loss) per common share as if the Preferred Stock had always been common stock:

                             BELLAVISTACAPITAL, INC.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

                                                       Proforma
                                         --------------------------------------
                                              Three months        Three months
                                                     Ended               Ended
                                            March 31, 2005      March 31, 2004

Basic and diluted net income
  (loss) per common share...............       $     (0.03)        $     (0.07)
                                         ================== ===================
Basic and diluted weighted-average
   common shares outstanding............        17,199,887          22,229,839
                                         ================== ===================

3.   INVESTMENTS IN REAL ESTATE UNDER DEVELOPMENT:

As of March 31, 2005 we had five investments in real estate development which are described below:

                                                                                                        Remaining
                                                  Amount       Capitalized           Carrying             Funding
Description         Investment Type             Invested             Costs             Amount          Obligation
------------------- ------------------- ------------------ ----------------- ------------------ ------------------
Loan 2517           Loan                     $  2,159,866        $  114,665       $  2,274,530           $     --
Loan 2523           Loan                        8,619,395            17,107          8,636,503          1,080,605
Loan 2524           Loan                        1,000,000               519          1,000,519                 --
Loan 2525           Equity                      1,476,540               532          1,477,072          1,561,044
Loan 2526           Loan                        2,835,940             1,038          2,836,979                 --
                                        ------------------ ----------------- ------------------ ------------------
Total                                        $ 16,091,741        $  133,861       $ 16,225,603        $ 2,641,649
                                        ================== ================= ================== ==================

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

Loan 2523 - This investment is structured as an $11,000,000 loan secured by a first deed of trust on 17 condominiums totaling approximately 31,500 square feet in San Mateo, California. The note was issued on August 4, 2003, the proceeds of which will be used for construction of the condominiums. The note bears interest at 8.00%, which is accrued and payable upon the earlier of August 4, 2005, the loan's maturity date, or the sale of the developed real property. The project is nearing completion and models opened in April 2005. There are a number of units presold and closings are expected to occur as units are completed, currently expected to begin during June, 2005.

Loan 2524 - This investment is structured as a $1,200,000 loan secured by a third deed of trust on a 10.3 acre parcel in Colorado Springs, Colorado which will comprise 148 condominium units, scheduled to be constructed in phases. The first phase of 27 units is nearing completion. The loan is junior to a deed of trust in the amount of $2,392,000 and a revolving construction deed of trust totaling $4,000,000, both in favor of Ohio Savings Bank. The note was issued on May 12, 2004, bears interest at 10%, which is accrued and payable at the loan's maturity date, November 12, 2006. The note provides for additional interest equal to 3% of the gross sales price of each completed condominium unit. We have no additional funding requirement on the non-interest portion of our commitment.

Loan 2525 - This $3,250,000 investment is structured as an equity investment in a 1.1 acre development in East Palo Alto, California. The property is currently zoned residential and the developer has applied for a change in zoning to residential/retail mixed use. On April 26, 2005 the developer received planning commission approval. Approval for the zoning change is expected by June 2005. The investment agreement with our developer provides for the payment of a preferred return on our invested capital and a portion of the development's

                             BELLAVISTACAPITAL, INC.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


profits. We have an obligation to fund up to an additional $1,500,000 when building permits are approved and construction is ready to commence.

Loan 2526 - This investment is structured as a $3,353,000 loan secured by a second deed of trust on a 6,551 square foot parcel in San Francisco, California which will comprise 32 condominium units. Construction started in January 2005 and is expected to complete in January 2006. The loan is junior to a deed of trust in the amount of $9.3 million in favor of East West Bank. The note was issued on December 7, 2005, bears interest at 12%, which is accrued and payable at the loan's maturity date, March 15, 2006. The note provides for additional interest equal to 2.75% of the gross sales price of each completed unit. We have no additional funding requirement on the non-interest portion of our commitment.


4. INVESTMENTS IN REAL ESTATE HELD FOR SALE:

As of March 31, 2005, we or our wholly-owned subsidiaries, 99 Investors, Inc. and Sands Drive San Jose, Inc., held title to 11 properties which we received through foreclosure, by deed in lieu of foreclosure, or as a result of an agreement dated October 17, 2002, pursuant to which the membership interest in 99 Investors, LLC was transferred to us. The properties are described below:

                                                                                    Carrying
                         Amount Invested      Capitalized        Recognized        Amount of          Costs to
Description             (net of payments)  Interest Costs        Impairment         Property          Complete
--------------------- ------------------- ---------------- ----------------- ---------------- -----------------
Under construction
   Property 2216            $ 17,047,555       $  564,195       $ 2,145,617     $ 15,466,132      $ 20,447,400
   Property 2368               3,012,403           78,099                --        3,090,502           109,041
   Property 2468               2,596,673           98,529                --        2,695,201           364,622
   Property 2518               3,505,253          214,130         1,048,399        2,670,985         1,911,210
   Total under
     construction             26,161,884          954,953         3,194,016       23,922,820        22,832,273

Held for sale
   Property 2396               2,900,061           99,696           813,805        2,185,952            28,980
   Property 2407               1,091,989           69,015                --        1,161,005                --
   Property 2423               5,647,343          262,555         1,232,233        4,677,665            22,335
   Property 2443                      --               --                --               --                --
   Property 2455              11,854,286          382,842         5,417,299        6,819,829                --
   Property 2465                 208,423           13,076                --          221,499                --
   Property 2506               4,939,573           46,946           989,793        3,996,727            92,274
                      ------------------- ---------------- ----------------- ---------------- -----------------
   Total held for
     sale                    26,641,6751          874,130         8,453,130       19,062,677           143,589
                      ------------------- ---------------- ----------------- ---------------- -----------------

Total                       $ 52,803,559      $ 1,829,083      $ 11,647,146     $ 42,985,497      $ 22,975,862
                      =================== ================ ================= ================ =================

Property 2216 - This is an approximately 8-acre parcel approved for development of 72 townhomes and condominiums totaling approximately 123,372 square feet in San Jose, California. We have contracted with an outside party to provide development and construction management services for this property. As of March 31, 2005 the first phase of 38 homes was underway with the first units scheduled to complete in July 2005.

Property 2368 - This is an 8-unit condominium project totaling approximately 6,100 square feet in the South of Market area of San Francisco, California. The units are loft style condominiums which are popular in that area of the city. As

                             BELLAVISTACAPITAL, INC.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


of March 31, 2005 the project was under construction with completion expected in May 2005. During April 2005 the units were marketed for sale and all units were under contract pending close of escrow.

Property 2396 - This is a 2-unit condominium project totaling approximately 4,450 square feet on Russian Hill in San Francisco, California. The project completed construction in December 2004 and was listed for sale in early January 2005. In March 2005 the property was removed from the market while we planned certain improvements to better market the property. We expect to list the property for sale again by July 2005.

Property 2407 - This property originally consisted of 6 subdivided and improved lots in San Rafael, California. Two of the lots closed escrow on September 24, 2004. The purchaser of the two lots has an option to purchase the remaining four lots. The option expires on July 15, 2005 but may be extended in six-month increments until May 4, 2006 with further option payments.

Property 2423 - This property is an approximately 4,200 square foot home in Belvedere, California. We received title to the property through foreclosure on September 29, 2004. It was listed for sale in March 2005.

Property 2443 - This project originally consisted of 3 lots for the construction of single-family homes averaging approximately 4,000 square feet each. Two of the homes had started foundation work before construction was halted while we pursued our foreclosure action. No work had commenced on the third home prior to beginning our foreclosure action. On August 27, 2004 two of the three lots closed escrow. The sale of the two lots fully repaid our investment and our carrying amount was zero at year-end. When we sell the remaining lot in the development, our proceeds will be reported as income. As of March 31, 2005 the remaining lot was under contract pending close of escrow.

Property 2455 - This project is an approximately 8,850 square foot home in Atherton, California. The property completed construction in December 2004 and is listed for sale at $7.65 million.

Property 2465 - This project is an approximately 8,900 square foot unimproved lot in Oakland, California. Construction had not started prior to our foreclosure action. We currently plan to sell the property in its existing condition.

Property 2468 - This property is an approximately 4,000 square foot home in Tiburon, California. We received title to the property through foreclosure on September 29, 2004. In February 2005 we engaged a contractor to finish construction of the home, which is expected to complete in June 2005.

Property 2506 - This project is an approximately 6,400 square foot home in Hillsborough, California. In March 2005 the home completed construction and is marketed for sale at $5.125 million.

Property 2518 - This property is an approximately 6,400 square foot home in Tiburon, California. We received title to the property through foreclosure on September 29, 2004. In February 2005, we engaged a contractor and development manager to complete construction. Construction is expected to complete in early 2006.

5.  PROPERTY, PLANT AND EQUIPMENT:

We had the following property, plant and equipment:

                                           March 31, 2005  December 31, 2004
                                       --------------------------------------

Computer Equipment                             $   69,354          $  69,354
Furniture                                          39,730             39,730
                                       --------------------------------------
   Total furniture and equipment                  109,084            109,084
   Accumulated depreciation                       (28,370)           (21,170)
                                       --------------------------------------

   Furniture and Equipment, net                 $  80,714          $  87,914
                                       ======================================

                             BELLAVISTACAPITAL, INC.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


6.  SECURED NOTES PAYABLE:

As of March 31, 2005 and December 31, 2004 we had borrowings of $3,185,000 secured by our Property 2455. The note bears interest at Prime plus 0.5% (6.25% and 5.75% at March 31, 2005 and December 31, 2004, respectively), interest only payments are due monthly and the note is due May 1, 2030.

Additionally Sands Drive San Jose, Inc., our wholly owned subsidiary, was the obligor, and the Company was the guarantor, under a $22 million construction loan whose purpose was to finance the construction of our Villa Cortona project, Property 2216. The loan bears interest at Prime plus 1.00% (6.75% and 6.25% at March 31, 2005 and December 31, 2004, respectively) and is due in June 2006. As of March 31, 2005 the balance due on the note was $2,116,968 compared to $0 at December 31, 2004.


7.  SHAREHOLDERS' EQUITY:

We have authorized 50,000,000 shares of capital stock with a $0.01 par value. At March 31, 2005 and December 31, 2004, there were 14,991,325 and 18,304,168 shares of common stock outstanding, respectively.

We have sold our Preferred Stock through private placements since our inception, issuing 26,161,438 shares at $10.00 per share. We used the proceeds from issuance of our Preferred Stock primarily to fund additional ADC loans and also for working capital purposes. We have not sold shares since September 2002 and, as of March 31, 2005 we did not have an active private placement.

There is no public market for our stock. In order to provide liquidity for our shareholders, our Board of Directors has adopted a stock redemption policy for shareholders who wish to sell their shares to us. The policy generally provides that the company will periodically make funds available for redemption at a price determined by the Board of Directors. The repurchase of shares follows guidelines set forth by the United States Securities and Exchange Commission for issuer tender offers. The policy may be modified or terminated at the Board's discretion at any time.

On January 28, 2005 the Company offered to purchase up to 3,314,917 shares of common stock at a price of $3.62 per share. The Offer terminated on March 1, 2005, and a total of 6,714,420 shares were tendered and not withdrawn as of such date. In accordance with the terms of the offer the Company agreed to purchase a total of 3,314,929 shares at $3.62 per share for a total payment of $12,000,043. As the number of shares tendered exceeded the maximum number of shares the Company offered to purchase, each tendering shareholder received payment for a prorated number of shares purchased. The proration factor was 49.37%. Subsequent to the closing of the offer, the Company agreed to accommodate the request of a shareholder who requested to withdraw 2,086 shares, and reducing proceeds by $7,508, from shares which the Company agreed to purchase under the terms of the offer. After completion of the Offer, and the subsequent withdrawal of 2,086 from the shares the Company agreed to purchase, a total of 14,991,325 shares remain issued and outstanding

8.   TRANSACTIONS WITH AFFILIATES:

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

                             BELLAVISTACAPITAL, INC.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


On December 23, 2003 we entered into an agreement, effective January 1, 2004 with Primecore Funding Group to provide management services during a period concluding on March 31, 2004.

On March 19, 2004, Susan Fox resigned as President, Chief Executive Officer and Director of BellaVista Capital, Inc. Ms. Fox was retained as a consultant to the Company for a period of 12 months in order to assist with any issues that occur in connection with the transition of management. For her services she was paid $30,000 per month beginning April 2004. We also agreed to compensate Ms. Fox for her assistance in recovery of legal actions we have brought on some of our former developers. Our agreement with her provides that she will receive 5% of any sums we collect from such legal proceedings. During the three months ended March 31, 2005 she received $30,000 in payments from BellaVista in accordance with this provision of our agreement compared with $0 during the three months ended March 31, 2004. Additionally, during 2004, we purchased certain furniture, computer equipment and software from her company, Primecore Funding Group, for $200,000. Finally, we entered into a agreement to lease the premises at 99 El Camino Real, a property owned by 99 El Camino Partners, LLC, a limited liability company in which Susan Fox is the sole member, through December 31, 2004 at a monthly rate of $25,000 through June 30, 2004 and then decreasing to $20,000 per month through December 31, 2004. The agreement also provides that BellaVista pay for real estate taxes, insurance and maintenance associated with the building during the term of the lease.

Since March 19, 2004, none of these entities are affiliates of the Company and, as of the date of this filing, except as discussed in this Note 8, we have no business relationships with these entities.

MANAGEMENT FEES

On December 19, 2003 our Board of Directors voted not to renew the management agreement with Primecore Funding Group, effective December 31, 2003. The Company decided to internalize management of the Company, and proceeded to do so. On December 23, 2003 we entered into an agreement, effective January 1, 2004 with Primecore Funding Group to provide management services during a three-month transition period ended March 31, 2004. Since that date the Company has been managed using internal resources.

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

For the three months ended March 31, 2005, the portfolio management fees earned by our Primecore Funding Group were $0 compared with $639,698 during the three months ended March 31, 2004.

Real Estate Sales Commissions

During the three months ended March 31, 2005 we paid no real estate sales commissions to Primecore Properties, Inc., compared with $102,550 during the three months ended March 31, 2004. The commissions were paid for services provided by Primecore Properties under listing agreements to sell property acquired by us through foreclosure or deed in lieu of foreclosure. We did not enter into any new listing agreements with Primecore Properties after we terminated our contract with Susan Fox's management company.

                             BELLAVISTACAPITAL, INC.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Operating Leases

The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of March 31, 2005:


Nine months ended December 31, 2005:                     $   86,677
Year ended December 31, 2006                                114,154
Year ended December 31, 2007                                 17,955
                                                  ------------------
   Net minium lease payments                             $  218,786
                                                  ==================


9.   COMMITMENTS AND CONTINGENCIES:

LITIGATION

From time to time, we may and have become subject to litigation in connection with our business. In addition, as of March 31, 2005, we were involved in several litigation matters that are considered to be out of the ordinary course of business. The following is a list of litigation in which the Company was involved as party, as of March 31, 2005, and in which the Company believed at March 31, 2005 it is possible that its potential liability could be material if the Company were unsuccessful in its defense, which the Company does not currently believe will be the case:

1. BellaVista Capital v. Agustin Rosas-Maxemin, et. al., San Mateo Superior Court No. 439577. On May 26, 2004, the Company brought suit against the principals of a former borrower and their affiliated entities relating to the misappropriation and diversion of loan funds for improper purposes. The misappropriation and diversion was first discovered in the course of a bankruptcy proceeding, in which one of the defendants admitted that he had fraudulently prepared invoices in the name of third party contractors, and forged endorsements on checks written by the Company to the third party contractors. The Company seeks to recover all of the misappropriated funds, and has alleged damages presently believed to exceed $1,000,000. The Company has not reflected any potential recovery in its financial statements. In response to the Complaint, one of the defendants filed a Cross-Complaint alleging that misrepresentations were made to him in connection with loans made by the Company. The Cross-Complaint seeks unspecified damages. The Company believes the Cross-Complaint is without merit, intends to vigorously defend against the claims, and believes that it has strong and viable defenses. Upon request made by the defendant, the trial, originally scheduled for April 25, 2005 has been continued to July 25, 2005.

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

In addition to the above matters, at March 31, 2005, the Company was involved in several legal matters in which it sought recovery from borrowers, guarantors, and others. Collections of legal settlements from such parties are reflected as

                             BELLAVISTACAPITAL, INC.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

income from legal settlements, net of collection costs, in the statements of operations. The actions included the following:

1. A lawsuit was filed by the Company in connection with a loan made on a subdivision project in Marin County. While the Company had written off the loan approximately two years before, it felt that legal avenues existed to seek recovery on the loan. The Company filed suit and entered into a settlement with the key defendants in February 2004. Under the settlement, the Company is entitled to receive $2,350,000 in payments of varying amounts to be made over a 17-month term, beginning in March 2004. In the event that the payments are not made when due, the Company has a right to obtain a stipulated judgment. If and when payments are received, the payments will be reflected in income. The settlement will not be reflected in the financial statements until payments are received, as collection is not reasonably assured. To date, the Company has received payments totaling $2,000,000, including a $350,000 payment made in April 2005. A final payment of $350,000 is due July 26, 2005. In addition, the Company obtained a settlement from a co-defendant in the amount of $110,000, which amount has been paid.

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

Construction Contracts

In connection with our development of investments in real estate held for sale, we have entered into contracts with construction companies with an unpaid balance totaling $19,715,496 at March 31, 2005. We will make payments on these contracts as construction progresses in much the same manner we do for our investments in real estate under development.

Guarantees

We have issued indemnity agreements to insurance companies in connection with the sale of certain of our REO properties. The indemnity agreements were provided in order to induce the insurance companies to issue surety bonds covering mechanics liens recorded against properties we owned. The total amount of the surety bonds issued with respect to which we have issued indemnity agreement is $525,000. We believe that we have remedies against the mechanics lien claims and that we will not become liable for their payment as such, no amounts have been accrued in the financial statements in connection to these liens.

                             BELLAVISTACAPITAL, INC.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

We have also provided indemnity agreements to insurance companies in connection with the issuance of other surety bonds. The total amount of the surety bonds issued with respect to which we have issued indemnity agreement is $412,902.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Our material financial transactions have been purchasing and holding a portfolio of construction mortgage loans, and the construction and sale of real estate acquired through foreclosure or deed in lieu of foreclosure. Statements contained in this Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Form 10-Q, which are not historical facts, may be forward-looking statements. Forward-looking statements include statements which are predictive in nature, which depend upon or refer to future events or conditions, which include words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," or similar expressions. In addition, any statements concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible future actions, which may be provided by management, are also forward-looking statements. These statements are not guaranties of future performance. Forward-looking statements are based on current expectations and projections about future events and are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks include those described under the heading "Risk Factors" in footnote 1 to Item 1 above. Investors are cautioned not to attribute undue certainty to these forward-looking statements, which speak only as of the date of this Form 10-Q. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events, other than as required by law.

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

The impairment of the investment portfolio resulted in substantial operating losses. The Company realized that these net operating losses could be carried forward and used to reduce future taxable income. In prior years, the company used its REIT status, and the payment of dividends, to eliminate corporate level taxation. However, the REIT rules restricted the types of loans the Company could make. In particular, the Company was prohibited, by the REIT rules, from making loans with equity participations. With the ability to carry forward prior years' net operating losses to offset future taxable income, the Company was free to terminate its REIT status, which it did effective January 1, 2004, and was no longer restricted in the types of investments it could make. As of March 31, 2005 the Company's available net operating loss carryforwards were approximately $81.3 million. If these net operating loss carryforwards are fully utilized to offset future taxable income, at current Federal and California state tax rates, it would save the Company approximately $29.1 million in tax payments.

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

During 2004 new management focused on completing and liquidating the existing portfolio of assets, internalizing operations, resolving outstanding legal issues and developing a pipeline of new investment opportunities. In addition to the completion and sale of our non-performing investments, management completed the transition to internal management by significantly reducing continuing operating expenses. We reduced unnecessary staff and administrative overhead. We leased smaller office space more suited for our leaner staff, at approximately 10% of the cost paid by prior management. At $1.25 million annually, our projected recurring operating expenses are less than 15% of the $9 million average annual operating expenses paid from 1999 through 2003.

Management also worked hard to resolve the many legal issues that it faced as a result of prior management's policies. We settled two lawsuits from two groups of shareholders seeking to gain at the expense of our remaining shareholders. We also settled legal actions brought by developers and contractors seeking millions for approximately $725,000. In addition, we successfully defended a legal action against us for breach of contract. Defending and settling these legal actions was costly, with approximately $2.8 million paid in legal fees and settlement costs during 2004, but we believe the benefits gained through the certainty of settlement, will far outweigh to costs over time as we are able to devote our limited resources to productive purposes. Not all of our legal outcomes were negative however. During 2004 we settled two legal actions in which we were the plaintiff that resulted in the agreement by the defendants to pay BellaVista $6.41 million. During 2004 we collected $1.128 million from these settlements, net of collection costs. In January 2005, one of the parties defaulted on their settlement payment, but by the terms of the agreement we were able to obtain a judgment against them in the amount of $5.9 million. We are currently pursuing collection on that judgment.

During 2004 we also developed our pipeline of new investment opportunities. Through contacts we developed, we received investment requests totaling over $540 million for over 110 projects. During 2004 we approved investments totaling approximately $20 million. As of January 1, 2005 these new, performing investments comprised approximately 24% of our invested assets. As we continue to liquidate our non-performing investments we plan to invest the proceeds as described above. We will seek to generate gross returns on invested assets of 15%. These targeted returns, when combined with our projected operating expenses totaling approximately 2.5% of assets, are projected to generate returns to shareholders of approximately 12.5%.

RESULTS OF OPERATIONS

Revenue

For financial statement purposes we report income from our investments in real estate only after we have collected it from the sale or repayment of the associated investment. During the three months ended March 31, 2005 we reported income from our investments in real estate development of $454,560 compared with $1,372,634 during the three months ended March 31, 2004. The reduction in income between the two periods is due to a combination of the lower amount of repayments during the three months ended March 31, 2005, $7.5 million, compared with $9.5 million collected during the three months ended March 31, 2004; and one of the investments which repaid during the three months ended March 31, 2004 was a performing investments where we collected our entire investment plus a total of approximately $700,000, which was interest charged to the loan for over two years.

Performing Investments

As of January 1, 2005 we had five performing investments in which we had invested $14.2 million. During the three months ended March 31, 2005 we invested an additional $1.8 million into these performing investments, increasing our total investment to approximately $16.0 million at March 31, 2005. If our contracts had been loans according to generally accepted accounting principles, we would have reported income of approximately $578,000 for these performing investments. This represents a 15% annual return on our average invested capital for our performing investments during the three months ended March 31, 2005 and approximately 4% on the net realizable value of our investment portfolio as a whole. See the discussion about the net realizable value of our investments in the Liquidity and Capital Resources section of this Item 2.

The Company believes that the rules governing the reporting of income from our investments make it difficult to understand our economic performance. Specifically, our investments can take up to two years to complete and repay. During this time, we generally charge interest or a preferred return on our investments to our developers, which we cannot report for GAAP purposes until the investment has completed and repaid. During the period that we are charging, but not reporting this income, we are incurring expenses necessary to originate and service our investments and these expenses are reported as charged during the period they are incurred.

The following table, using Non-GAAP measures, presents the results of operations that would be reported if our investments were treated as loans. For these purposes, proforma revenues from real estate development include interest and preferred returns we charge developers during the reporting period and the prorated amount of commitment fees charged for the reporting period over the contracted term of our investment. Proforma net loss per share is calculated as the weighted average number of shares outstanding for both common and preferred shares.

                                                Three months      Three months
                                                       Ended             Ended
                                              March 31, 2005    March 31, 2004
                                            ----------------- -----------------

Net loss per GAAP, as reported                   $  (584,589)       (1,577,456)
Revenues from real estate development
   per GAAP                                         (454,560)       (1,372,634)
Proforma revenues from real estate
   development                                       577,841           425,062
                                            ----------------- -----------------


   Proforma net loss - Non GAAP                     (461,308)       (2,525,028)
                                            ================= =================

   Proforma net loss per share - Non GAAP         $    (0.03)       $    (0.11)
                                            ================= =================

Expenses

During the three months ended March 31, 2005 we incurred expenses totaling $686,325 relating to the ongoing operations of the company, legal expenses and carrying costs related to our REO portfolio. Our recurring operating expenses were approximately $433,436 compared with $1,030,433 during the three months ended March 31, 2004. We accomplished this reduction in recurring operating expenses through staff reductions, reduced rent from new, smaller office space and other cost cutting measures. Our projected operating expenses for the year ended 2005 are approximately $1.25 million. Based on our first quarter budgets, we are on target to achieve our projected operating expense budgets. During the months ended March 31, 2005 we also recorded impairment charges totaling $911,557 reflecting changes downward in our estimates of the net realizable values totaling $1.1 for three of our REO properties. During the same period we reflected changes upward in our estimates of fair values for two of our REO properties totaling $1.4 million. These upward revisions in estimates do not affect any previously impaired investments in real estate as management accounted for the impairment previously taken as a change in cost basis for those two properties. Consequently, any previous impairment recorded prior to January 1, 2005 will not reverse until those properties are sold. However, these adjustments have been reflected in our non-GAAP measure - net realizable value of investments below. The changes in estimates, both upward and downward, were based upon revised market information available at the time we prepared this Form 10-Q.

In addition to our recurring operating expenses, we incurred legal expenses and REO carrying costs related to our non-performing investments of $245,680 for the three months ending March 31, 2005 compared with $825,609 during the three months ended March 31, 2004. The decrease in these costs between these comparative periods was expected as we continue to complete and sell our non-performing investments and we resolve our outstanding legal issues associated with those past investments. For the year ended 2005 we have budgeted approximately $650,000 for these non-recurring expenses. These estimated expenses depend, to a large degree, upon our ability to complete and sell these non-performing investments according to our estimates. In the event we cannot sell these properties within the timeframes we contemplate, we will incur additional expenses associated with holding these assets. We had previously estimated that during the three months ended March 31, 2005, we would sell four properties however, only two properties were sold during that period.

Since December 31, 1999, all interest costs have been capitalized as a cost of our investments. Interest cost associated with our borrowings was $55,769 during the three months ended March 31, 2005 compared with $90,386 during the three months ended March 31, 2004. The decrease is due to the lower amount of debt on our balance sheet.

During the three months ended March 31, 2005 we reported income of $510,000 from a payment received, net of collection expenses, in accrodance with a settlement agreement with one of our former borrowers. Under the terms of our settlement agreement with this developer, we are due to receive two more payments totaling $630,000, net of collection expenses by July 26, 2005.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity means the need for, access to and uses of cash. Our principal source of liquidity is the repayment of our real estate investments. Our principal demands for liquidity are funds that are required to satisfy obligations under existing loan commitments, operating expenses, interest expense associated with our indebtedness and debt repayments.

Sources of eCash

As of March 31, 2005 our primary source of liquidity was the repayment of our investments in real estate. We do not currently have an open private placement for the sale of our stock and do not expect to open a new one for the foreseeable future. Additionally, we are currently not soliciting or accepting applications to issue new unsecured notes payable. However, we do have the ability to borrow money from various financial institutions using our REO properties as collateral if we determine that we need additional liquidity.

We typically receive repayment on our investments when the development has been completed and sold to third parties. Accordingly, our repayments are a function of our developers' ability, or our ability in the case of REO properties, to complete and sell the development properties in which we have invested. During the three months ended March 31, 2005 we received repayments, including income, totaling $7.5 million compared with $9.5 million during the three months ended March 31, 2004. The following table summarizes our liquidity expectations for the 16 investments, both performing investments and REO properties, net of secured debt repayments, held at March 31, 2005. The expected proceeds in the table are higher than our net realizable value estimates because they include our estimated costs to complete.


                                                        Expected Proceeds
                                                  ------------------------
Scheduled investment completion:
    Completed at March 31, 2005                             $  25,134,764
   During Q2 2005                                              27,288,025
   During Q3 2005                                               5,996,713
   During Q4 2005                                               5,472,237
   During Q1 2006                                               4,927,480
   During Q2 2006                                               3,186,781
   During Q3 2006                                                      --
   During Q4 2006                                               3,072,472
                                                  ------------------------

       Total                                                 $ 75,078,473
                                                  ========================


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

Uses of Cash


The following table sets forth the projected timing and amount of our obligations through December 31, 2006, without taking into account new investments that may be made during 2005 and 2006:

                                                                 Nine months         Year Ended
Obligation                                          Total     ended 12/31/05           12/31/06          Thereafter
---------------------------------------------------------- ------------------ ------------------ -------------------
Investment fundings                          $ 22,842,580       $ 22,842,580           $     --            $     --
Legal services agreement                          268,500            268,500                 --                  --
Office lease                                      149,400             63,000             86,400                  --
Secured note payable                            5,301,968                 --          2,116,968           3,185,000
                                       ------------------- ------------------ ------------------ -------------------

   Total                                      $28,562,448       $ 23,174,080     $    2,203,368         $ 3,185,000
                                       ====================================== ================== ===================

Investment fundings are the largest use of our cash. During the three months ended March 31, 2005 we invested $5.9 million in new and continuing development projects compared with $5.2 million during the three months ended March 31, 2005. At March 31, 2005 we estimated the costs to complete the REO properties in our portfolio plus the remaining funding obligation on our performing investments was $22.8 million $19.2 million of which is related to our Property 2216. We have a $22 million construction loan in place with proceeds of $21.2 million to fund these construction costs. These amounts will be funded as construction progresses on our investments. As of March 31, 2005 we had drawn $2.1 million against this commitment to fund construction costs. The exact timing of the investment fundings is dependent on several factors including weather, governmental regulation and developer related issues, so the timing of investment fundings in the above table is an estimate based on information available to us at this time. Additionally, we expect the amount of actual investment fundings to be higher than our obligation existing at March 31, 2005 as we continue to make and fund new loan commitments in 2005 and beyond.

Our secured notes payable will be repaid upon the sale of the properties securing the notes. One of the properties is complete and on the market for sale. The other property is a multi-unit project under construction with sales scheduled to commence in June 2005. We currently expect that both of these notes payable will be retired prior to the maturity dates of the loans.

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

                                          March 31, 2005  December 31, 2004
                                      ------------------- ------------------
Investments in real estate
  under development                        $  16,225,603      $  18,455,557
Investments in real estate held
  for sale                                    42,985,497         42,776,676
                                      ------------------- ------------------
Total investments in real estate
  per US GAAP                                 59,211,100         61,232,233
Add:   GAAP impairments                       11,647,146         12,983,702
       Accrued interest and points            18,913,465         20,249,047
Less:  Capitalized interest                   (1,962,944)        (2,186,797)
                                      ------------------- ------------------
Balance owed on real estate
  investments                                 87,808,767         92,278,185
Amount estimated uncollectible               (18,705,134)       (21,790,293)
                                      ------------------- ------------------
Estimated realizable value of
  investments in real estate               $  69,103,633      $  70,487,892
                                      =================== ==================

Net Realizable Value of Assets per Share

The net realizable value of assets per share is a non-GAAP measure that serves as a tool the company uses to assist the Board in determining an offer price for the repurchase of shares. In addition to the net realizable value of assets per share, the Board may consider such other information as projected revenues and operating expenses, and legal contingencies.

The following calculation determines the estimated net realizable value of our stock at March 31, 2005 and December 31, 2004 for purposes of our redemption policy only:

                                           March 31, 2005  December 31, 2004
                                       ------------------- ------------------

Cash                                           $  641,833       $  7,897,242
Other assets                                      370,737            752,042
Estimated realizable value of
  investments in real estate                   69,103,633         70,487,892
                                       ------------------- ------------------
Total realizable assets                        70,116,203         79,137,176
Total liabilities                              (6,355,904)        (3,524,585)
                                       ------------------- ------------------
Estimated net realizable assets                63,760,299         75,612,591
Shares outstanding                             14,991,325         18,304,168
                                       ------------------- ------------------
   Estimated net realizable assets
      per share                                $     4.25         $     4.13
                                       =================== ==================

On January 28,2005, in accordance with its new policy, the Company offered to purchase up to 3,314,917 shares of its stock for a price of $3.62 per share. The Offer terminated on March 1, 2005, and a total of 6,714,420 shares were tendered and not withdrawn as of such date. In accordance with the terms of the offer the Company agreed to purchase a total of 3,314,929 shares at $3.62 per share for a total payment of $12,000,043. As the number of shares tendered exceeded the maximum number of shares the Company offered to purchase, each tendering shareholder received payment for a prorated number of shares purchased. The proration factor was 49.37%. Subsequent to the closing of the offer, the Company agreed to accommodate the request of a shareholder who requested to withdraw 2,086 shares, and reducing proceeds by $7,508, from shares which the Company agreed to purchase under the terms of the offer. After completion of the Offer, and the subsequent withdrawal of 2,086 from the shares the Company agreed to purchase, a total of 14,991,325 shares remain issued and outstanding.

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

Valuation and Realizability of Investments. All of our ADC loans are classified for financial reporting purposes as investments in real estate under development (see Note 3 to the financial statements). We have foreclosed on some ADC loans that are classified as investments in real estate held for sale (Note 4). Such investments include capitalized interest and are stated at the lower of cost or fair value. Management conducts a review for impairment on an investment-by-investment basis whenever events or changes in circumstances indicate that the carrying amount of an investment may not be recoverable. Impairment is recognized when estimated expected future cash flows (undiscounted and without interest charges), typically from the sale of a completed property, are less than the carrying amount of the investment, plus estimated costs to complete. The estimation of expected future net cash flows is inherently uncertain and relies to a considerable extent on assumptions regarding current and future economics and market conditions. If, in future periods, there are changes in the estimates or assumptions incorporated into the impairment review analysis, the changes could result in an adjustment to the carrying amount of the investments. To the extent an impairment has occurred, the excess of the carrying amount of the investment over its estimated fair value, less estimated selling costs, will be charged to income. We believe that all of our investments are carried at the lower of cost or realizable values, however conditions may change and cause our ADC loans to decline in value in a future period.

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

ITEM 4.   CONTROLS AND PROCEDURES.

 Under the supervision of Michael Rider, the Company's Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities Exchange Act of 1934) as of March 31, 2005. Based on that evaluation, Mr. Rider has concluded that those controls and procedures were effective in making known to them, on a timely basis, the material information needed for the preparation of this Report on Form 10-Q. There were no significant changes in the Company's internal controls or in other factors that could significantly affect those internal controls since the date of their evaluation, except as disclosed below.

Reportable conditions involve matters relating to significant deficiencies in the design or operation of internal controls that, in an auditor's judgment, could adversely affect a company's ability to record, process, summarize, and report financial data consistent with the assertions of management in the financial statements.

Our auditors identified the following two significant deficiencies in connection with their audit of the 2004 and 2003 Financial Statements: (i) there was a lack of evidence indicating that journal entries were reviewed and approved by appropriate finance department personnel as part of the periodic closing process; and (ii) there were not sufficient personnel in the accounting and finance department which, the auditors noted, was due in part to the assumption of additional duties by our CFO after the resignation of our CEO. The Company and our auditors determined that these significant deficiencies, in the aggregate, do not constitute material weaknesses in the system of internal controls.

The Company has corrected the issue raised as item (i) above by implementing a procedure where our CEO reviews and initials each journal entry. The Company also believes that the issue raised above as (ii) during the has been resolved during 2004 by a combination of the reduction in company assets and the redistribution of certain duties performed by Mr. Rider as the CEO and CFO to other members of the management team. The company is currently evaluating its personnel needs as part of its capital resource budgeting for 2005 and believes that staffing levels are adequate to support its current business requirements.



                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

Refer to Financial Statements Note 9 for a discussion of Legal Proceedings

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a) Not Applicable.

(b) Not Applicable.

(c) Sales of Equity Securities.

     Between January 1, 2005 and March 31, 2005, we did not sell any shares of our common stock.

(d)  Not Applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5.   OTHER INFORMATION.

Not applicable.

ITEM 6.   EXHIBITS.

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

Dated:   May 23, 2005                    /s/ MICHAEL RIDER
                                         -----------------
                                         Michael Rider, President and Chief
                                         Financial Officer