Form 10-Q
period 2005-06-30
BELLAVISTA CAPITAL INC
filed 2005-08-15
CIK 1086670

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

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


             The number of shares of common stock outstanding as of
                        August 14, 2005 was 14,991,325.

Table of Contents

Part I.  Financial Information

 Item 1.    Financial Statements (unaudited)                                  2

            Condensed Consolidated Balance Sheets as of June 30, 2005
              (unaudited) and December 31, 2004 (unaudited)                   3

            Condensed Consolidated Statements of Operations for the
              Three Months and Six Months Ended June 30, 2005 and 2004
              (unaudited)                                                     4

            Condensed Consolidated Statement of Shareholders' Equity
              for the Six Months Ended June 30, 2005 (unaudited)              5

            Condensed Consolidated Statements of Cash Flows for the
              Six Months Ended June 30, 2005 and 2004 (unaudited)             6

            Notes to the Condensed Consolidated Financial
              Statements (unaudited)                                          7

 Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                      18

 Item 3.    Quantitative and Qualitative Disclosures about Market Risk       24

 Item 4.    Controls and Procedures                                          25

 Part II.   Other Information

 Item 1.    Legal Proceedings                                                25

 Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds      25

 Item 3.    Defaults Upon Senior Securities                                  26

 Item 4.    Submission of Matters to a Vote of Security Holders              26

 Item 5.    Other Information                                                26

 Item 6.    Exhibits                                                         26

            Signatures                                                       27

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


         Attached are the following unaudited financial statements of BellaVista Capital, Inc., formerly known as Primecore Mortgage Trust, Inc. (the "Company"):

     (1) Condensed Consolidated Balance Sheets as of June 30, 2005 (unaudited), and December 31, 2004 (unaudited)

     (2) Condensed Consolidated Statements of Operations for the Three Months and Six Months ended June 30, 2005 and 2004 (unaudited)

     (3) Condensed Consolidated Statement of Shareholders' Equity for the Six Months ended June 30, 2005 (unaudited)

     (4) Condensed Consolidated Statements of Cash Flows for the Six Months ended June 30, 2005 and 2004 (unaudited)

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

                            BELLAVISTA CAPITAL, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)




                                                                                June 30, 2005   December 31, 2004
                                                                            ------------------ -------------------
ASSETS:
Joint venture investments in real estate developments                           $  11,942,157       $  18,455,557
Direct investments in real estate developments                                     45,243,366          42,776,676
Cash and cash equivalents                                                           6,585,132           7,897,242
Fixed assets, net                                                                      73,514              87,914
Other assets                                                                          222,135             752,043
                                                                            ------------------ -------------------

        Total assets                                                            $  64,066,304       $  69,969,432
                                                                            ================== ===================

LIABILITIES AND SHAREHOLDERS' EQUITY:
Secured notes payable                                                               9,737,590           3,185,000
Accrued expenses and other                                                            193,150             339,585
                                                                            ------------------ -------------------
        Total liabilities                                                           9,930,740           3,524,585

SHAREHOLDERS' EQUITY:
Common stock: par value $0.01, 50,000,000 shares authorized; 14,991,325 and 18,304,168 shares issued and outstanding at June 30, 2005, and
   December 31, 2004, respectively                                                201,216,369         213,208,861
Accumulated dividends and distributions                                           (90,621,455)        (90,621,455)
Accumulated deficit                                                               (56,459,350)        (56,142,559)
                                                                            ------------------ -------------------
        Total shareholders' equity                                                 54,135,564          66,444,847
                                                                            ------------------ -------------------

        Total liabilities and shareholders' equity                              $  64,066,304       $  69,969,432
                                                                            ================== ===================









                 The accompanying notes are an integral part of these statements

                            BELLAVISTA CAPITAL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)



                                                            Three Months      Three Months        Six Months        Six Months
                                                                   Ended             Ended             Ended             Ended
                                                           June 30, 2005     June 30, 2004     June 30, 2005     June 30, 2004
                                                      ------------------ ----------------- ----------------- -----------------
REVENUES:
   Income from real estate investments                      $   797,744        $  854,192       $ 1,252,304       $ 2,226,826
   Interest income                                                6,392            28,524            54,913            63,629
   Other                                                         17,469            10,015            17,672            27,787
                                                      ------------------ ----------------- ----------------- -----------------
     Total revenues                                             821,605           892,731         1,324,889         2,318,242

EXPENSES:
   Salaries expense                                             179,757           327,745           364,404           349,583
   Facilities expense                                            21,259            91,524            45,047           179,947
   Administrative expense                                       126,806           179,112           351,807           459,596
   Real estate owned expense                                    276,956           273,384           522,636         1,098,993
   Depreciation                                                   7,200             8,547            14,400             8,547
   Internalization transition expenses                               --             4,237                --           433,672
   Management fees                                                   --                --                --           639,698
   Provision for impairment of investments in real
     estate                                                     286,829         1,882,283         1,198,386         2,809,763
                                                      ------------------ ----------------- ----------------- -----------------
     Total expenses                                             898,807         2,766,832         2,496,680         5,979,799
                                                      ------------------ ----------------- ----------------- -----------------
     Operating loss                                             (77,202)       (1,874,101)       (1,171,791)       (3,661,557)

OTHER INCOME:
   Income from legal settlements, net                           345,000           159,000           855,000           369,000
                                                      ------------------ ----------------- ----------------- -----------------
       Total other income                                       345,000           159,000           855,000           369,000
                                                      ------------------ ----------------- ----------------- -----------------
     Net income (loss) before income taxes                      267,798        (1,715,101)         (316,791)       (3,292,557)
     Provision for income taxes                                      --                --                 --               --
                                                      ------------------ ----------------- ----------------- -----------------

     Net income (loss)                                       $  267,798      $ (1,715,101)      $  (316,791)     $ (3,292,557)
                                                      ================== ================= ================= =================


Basic and diluted net income (loss) per share                 $    0.02       $   (17,151)       $    (0.02)       $  (32,926)
                                                      ================== ================= ================= =================


Basic and diluted weighted average shares outstanding        14,991,325               100        16,089,505               100
                                                      ================== ================= ================= =================












                 The accompanying notes are an integral part of these statements

                            BELLAVISTA CAPITAL, INC.

            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                     For the six months ended June 30, 2005
                                   (unaudited)




                                              Common Stock
                                    ---------------------------------

                                                                            Accumulated       Accumulated
                                             Shares            Amount         Dividends           Deficit            Total
                                    --------------- ----------------- ----------------- ----------------- ----------------
Shareholders' equity at
   January 1, 2005                      18,304,168      $213,208,861     $ (90,621,455)    $ (56,142,559)    $ 66,444,847
    Repurchase of stock                 (3,312,843)      (11,992,492)               --                --      (11,992,492)
    Net loss                                    --                --                --          (316,791)        (316,791)
                                    --------------- ----------------- ----------------- ----------------- ----------------
Shareholders' equity at
   June 30, 2005                        14,991,325      $201,216,369     $ (90,621,455)    $ (56,459,350)    $ 54,135,564
                                    =============== ================= ================= ================= ================



































                 The accompanying notes are an integral part of these statements

                            BELLAVISTA CAPITAL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)



                                                                                 Six Months            Six Months
                                                                                      Ended                 Ended
                                                                              June 30, 2005         June 30, 2004
                                                                        -------------------- ---------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                     $    (316,791)       $   (3,292,557)
 Adjustments to reconcile net loss to net cash provided by operations:
    Provision for impairment of investments in real estate                        1,198,386             2,809,763
    Depreciation                                                                     14,400                 8,547
    (Decrease) increase in accounts payable and other liabilities                  (146,435)              302,104
    Decrease in other assets, net                                                   529,908                    --
                                                                        -------------------- ---------------------
         Net cash provided by operating activities                                1,279,468              (172,143)
                                                                        -------------------- ---------------------
 CASH FLOWS FROM INVESTING ACTIVITIES:
    Cash used for purchase of fixed assets                                               --              (149,030)
    Decrease in other assets, net                                                                       1,364,061
    Proceeds from investments in real estate developments                        13,484,516            18,210,326
    Investments in real estate developments                                     (10,636,192)          (10,363,112)
                                                                        -------------------- ---------------------
         Net cash provided by investing activities.                               2,848,324             9,062,245
                                                                        -------------------- ---------------------
 CASH FLOWS FROM FINANCING ACTIVITIES:
    Repurchase of stock                                                         (11,992,492)           (6,218,038)
    Payments of unsecured notes payable                                                  --            (4,696,781)
    Borrowings under secured notes payable                                        6,552,590                    --
                                                                        -------------------- ---------------------
         Net cash used in financing activities                                   (5,439,902)          (10,914,819)
                                                                        -------------------- ---------------------

           Net decrease in cash and cash equivalents                             (1,312,110)           (2,024,717)
           Beginning cash and cash equivalents                                    7,897,242            10,701,188
                                                                        -------------------- ---------------------
           Ending cash and cash equivalents                                   $   6,585,132         $   8,676,471
                                                                        ==================== =====================

 Cash paid for interest, net of amounts capitalized of $140,749 and
    $49,988, for the six months ended June 30, 2005 and 2004,
    respectively                                                              $          --          $         --

 SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
    AND FINANCING ACTIVITIES:
    Reinvested interest on unsecured notes payable                            $          --          $      4,264
                                                                        ==================== =====================






                 The accompanying notes are an integral part of these statements

                             BELLAVISTACAPITAL, INC.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)




1.   ORGANIZATION AND BUSINESS:

These statements are not a complete financial statement presentation. They should be read in conjunction with our December 31, 2004 Financial Statement presentation filed on Form 10-K. The accompanying unaudited interim financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

Organization

BellaVista Capital, Inc., a Maryland corporation (the Company, our, we), was formed on March 18, 1999 and commenced operations effective May 1, 1999. We are engaged in the business of investing in for-sale residential real estate development projects, primarily in California. Our investments are structured as loans secured by real estate, loans made to real estate development entities, or as joint venture investments in real estate development entities. We are organized in a single operating segment for purposes of making operating decisions and assessing performance. BellaVista Capital, Inc. is also the 100% shareholder of 99 Investors, Inc. and Sands Drive San Jose, Inc., both California corporations formed for the purpose of developing and selling residential real estate.

Risk Factors

General Economic Conditions in Lending Areas. Although our business plan seeks to diversify our investments throughout California and other states in the United States of America, currently, primarily all of our investments are located in the San Francisco Bay Area, with a concentration in the counties of Santa Clara and San Mateo. Since the investments are located in a limited geographical region, they may be subject to a greater risk of delinquency or default if the industries concentrated there suffer adverse economic or business developments.

Realization of Assets. The Company's liquidity and ability to meet its obligations as they become due are subject to, among other things, its ability to obtain timely repayments of its investments. Many of the investments rely on the completion and sale of the developed real estate in order to obtain repayment. In the event that repayments are not sufficient to timely meet our commitments and credit facilities are not extended on terms favorable to us, we may be forced to reduce prices on properties we control in order to expedite their repayment. In such cases, the amount of proceeds received could be substantially less than what we would have expected if we allowed a proper marketing period for the property. This would have a negative impact on the estimated net realizable value of our assets and would force the Company to adopt an alternative strategy that may include actions such as seeking additional capital or further downsizing of the Company. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Other. In addition, we are subject to other significant business and financial risks, including but not limited to liquidity, the prevailing market for residential real estate, interest rates, timely completion of projects, and potential environmental matters relating to properties on which we have made investments or received through foreclosure.

In April, 2004 the Company provided certain documents requested by the Securities and Exchange Commission in connection with a letter of inquiry. During June 2004 Mr. Rider, our CEO and Ms. Fox, our former CEO, both provided voluntary testimony in connection with the inquiry. In January 2005 the Commission requested additional documentation which the Company provided on April 27, 2005. As of June 30, 2005 the Company had no further communication from the Commission.

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

Joint Venture Investments in Real Estate Developments

Our joint venture investments in real estate developments are comprised of loans, known as ADC Loans, which are secured by real estate and have many characteristics of joint venture investments and investments in real estate joint ventures.

ADC Loans

We have originated secured loans to Acquire, Develop and Construct (ADC) residential real estate ("ADC loans"). These loans contain many of the following characteristics which are identified with ADC loans:

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

Because our ADC loans contain many of the characteristics of investments in real estate, they are classified for financial reporting purposes in joint venture investments in real estate developments (Note 3). ADC loans with no equity participation interest are stated at the lower of cost or fair value and accounted for as an investment in real estate. Revenue from interest and points is recognized as cash is received from the sale or refinancing of such properties. ADC loans that include an equity participation interest are accounted for in the same manner as real estate in joint ventures. ADC loans include amounts funded under the loan agreements and capitalized interest expense, where applicable. If our ADC loans qualified as borrowings under US GAAP, interest and points would be recognized in income as earned instead of at the time of sale of the underlying property.

Joint Venture Investments in Real Estate

We provide equity capital to real estate developers necessary to acquire, develop and construct real estate developments. Such investments are structured as participating loans or membership interests in the development entity. We account for such investments using the equity method of accounting.

                             BELLAVISTACAPITAL, INC.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


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

Direct Investments in Real Estate Developments

We have taken title to property through foreclosure or by deed in lieu of foreclosure when a borrower defaults on our ADC loans. Such properties are termed real estate owned (REO) and are accounted for in a manner similar to our joint venture investments in real estate developments.

Cash and Cash Equivalents

Cash and cash equivalents include cash held in financial institutions and other highly liquid short-term investments with original maturities of three months or less.

Income from Investments in Real Estate Developments

We recognize income from our real estate investments properties as costs are recovered, generally upon the sale or refinancing of the underlying real estate to or by a third party. No interest income or points are recognized until the financed property is sold or refinanced. We compute income as the difference between cash received from the sale or refinancing of the property and the carrying value of the investments at the date of repayment.

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

                             BELLAVISTACAPITAL, INC.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


Net Loss Per Share of Common Stock

Per share amounts for our common stock are computed using the weighted average common shares outstanding during the period. Net loss used in the calculation is increased by declared dividends owed to preferred shareholders. There are currently no stock options or other dilutive common stock equivalents, and as a result, the basic and diluted weighted average common shares outstanding for the three months and six months ended June 30, 2005 and 2004, are the same and are 14,991,325, 100, 16,089,505 and 100 shares, respectively.

On September 1, 2004 all of our outstanding shares of Preferred Stock converted to common stock. The following table sets forth the basic and diluted net income
(loss) per common share as if the Preferred Stock had always been common stock:

                                                Three months      Three months        Six Months       Six Months
                                                       Ended             Ended             Ended            Ended
                                               June 30, 2005     June 30, 2004     June 30, 2005    June 30, 2004
                                            ----------------- ----------------- ----------------- ----------------
Basic and diluted net income (loss) per
   common share                                $        0.02      $      (0.08)        $   (0.02)       $   (0.15)
                                            ================= ================= ================= ================

Basic and diluted weighted-average common
   shares outstanding                             14,991,325        21,381,062        16,089,505       21,805,451
                                            ================= ================= ================= ================


3. JOINT VENTURE INVESTMENTS IN REAL ESTATE DEVELOPMENTS:

As of June 30, 2005 we had the following joint venture investments in real estate developments which are described below:


                                                                                                         Remaining
                                                   Amount        Capitalized           Carrying            Funding
Description         Investment Type              Invested     Interest Costs             Amount         Obligation
------------------- ------------------- ----------------- ------------------ ------------------ ------------------
2517                Secured Loan             $  2,159,866        $   119,418       $  2,279,284          $      --
2523                Secured Loan                2,535,529             27,997          2,563,526                 --
2524                Secured Loan                  950,193              2,548            952,740                 --
2525                Equity                      1,629,562              3,779          1,633,341          1,466,378
2526                Secured Loan                2,835,940              6,967          2,842,907                 --
2630                Secured Loan                  445,065                465            445,530          5,096,442
2676                Equity                      1,223,550              1,279          1,224,829          1,926,450
                                        ----------------- ------------------ ------------------ ------------------
Total                                        $ 11,779,705        $   162,453       $ 11,942,157       $  8,489,270
                                        ================= ================== ================== ==================

Investment 2517 - This $4,135,000 loan is secured by a second deed of trust on 17 condominiums totaling approximately 31,500 square feet in San Mateo, California. Our deed of trust is subordinate to our $11.0 million construction deed of trust, Loan 2523. This note was issued on May 24, 2002, the proceeds of which were used to acquire the property and provide funds for obtaining development approvals, and was modified on August 3, 2003 as part of the agreement to provide funds needed to construct the condominiums. The note bears interest at 21%, which is accrued and payable August 4, 2005, the loan's maturity date. We have fully funded the non-interest portion of our commitment.

Investment 2523 - This investment is structured as an $11,000,000 loan secured by a first deed of trust on 17 condominiums totaling approximately 31,500 square feet in San Mateo, California. The note was issued on August 4, 2003, the proceeds of which will be used for construction of the condominiums. The note bears interest at 8.00%, which is accrued and payable upon the earlier of August 4, 2005, the loan's maturity date, or the sale of the developed real property.

                             BELLAVISTACAPITAL, INC.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


As of June 30, 2005 nine units had closed escrow generating proceeds to us of $7.2 million.

Investment 2524 - This investment is structured as a $1,200,000 loan secured by a third deed of trust on a 10.3 acre parcel in Colorado Springs, Colorado which will comprise 148 condominium units, scheduled to be constructed in phases. The loan is junior to a deed of trust in the amount of $2,392,000 and a revolving construction deed of trust totaling $4,000,000, both in favor of Ohio Savings Bank. The note was issued on May 12, 2004, bears interest at 10%, which is accrued and payable at the loan's maturity date, November 12, 2006. The note provides for additional interest equal to 3% of the gross sales price of each completed condominium unit. We have no additional funding requirement on the non-interest portion of our commitment. The first phase of 32 units is currently selling with a number of units completed and sold. During the three months ended June 30, 2005 we received proceeds totaling $60,000 from the sale of four units which was applied to pay down our loan and additional proceeds totaling $19,507 representing our equity return.

Investment 2525 - This $3,250,000 investment is structured as an equity investment in a 1.1 acre development in East Palo Alto, California. The property was originally zoned residential and the developer applied for a change in zoning to residential/retail mixed use. On April 26, 2005 the developer received planning commission approval. The devloper received approval for zoning change in June and is currently negotiating an $11.5 million construction loan and working to secure building permits . The developer is planning to start construction in September 2005. Our agreement with the developer provides for the payment of a preferred return on our invested capital and a portion of the development's profits. We have an obligation to fund up to an additional $1,466,378 when building permits are approved and construction is ready to commence.

Investment 2526 - This investment is structured as a $3,353,000 loan secured by a second deed of trust on a 6,551 square foot parcel in San Francisco, California which will comprise 32 condominium units in a six story steel frame building. Construction started in January 2005 and is expected to complete in January 2006. The loan is junior to a deed of trust in the amount of $9.3 million in favor of East West Bank. The note was issued on December 7, 2005, bears interest at 12%, which is accrued and payable at the loan's maturity date, March 15, 2006. The note provides for additional interest equal to 2.75% of the gross sales price of each completed unit. We have no additional funding requirement on the non-interest portion of our commitment. As of June 30, 2005 the steel had been hung for the six stories and the contractor was beginning to install the building siding.

Investment 2630 - This investment is structured as a $5.45 million loan secured by a first deed of trust on a 7,500 square foot parcel in Oakland, California which will comprise 16 condominium units in a four story wood frame building over a concrete parking garage at grade. Units are expected to sell for approximately $400,000 per unit. Our investment is secured by a first deed of trust, with a repayment guarantee from the developer and bears interest at 9% per annum. The note is due on June 30, 2007. In addition, we are entitled to receive a share of the profits from the development. The developer is currently working to obtain building permits and construction is scheduled to begin in January 2006.

Investment 2676 - This investment is structured as a $3.15 million equity investment in Livermore Village I, LLC for the purpose of acquiring, entitling and developing 300 condominium units on 5.5 acres in downtown Livermore, California. We supplied 90% of the equity required with the developer contributing the remaining 10%. We will receive a preferred return (pari-passu with the developer) and a 50% share of the profits from the development. The developer is currently working with an architect to develop the site plan for the project. He expects to receive zoning approval by the end of December 2005.


4.   DIRECT INVESTMENTS IN REAL ESTATE DEVELOPMENTS:

As of June 30, 2005, we or our wholly-owned subsidiaries, 99 Investors, Inc. and Sands Drive San Jose, Inc., held title to 11 properties which we received through foreclosure, by deed in lieu of foreclosure, or as a result of an

                             BELLAVISTACAPITAL, INC.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


agreement dated October 17, 2002, pursuant to which the membership interest in 99 Investors, LLC was transferred to us. The properties are described below:


                                                                                     Carrying
                         Amount Invested       Capitalized        Recognized        Amount of          Costs to
Description            (net of payments)    Interest Costs        Impairment         Property          Complete
--------------------- ------------------- ----------------- ----------------- ---------------- -----------------
Under construction
   2216                     $ 19,142,774        $  598,707       $ 2,145,617     $ 17,595,864      $ 18,352,181
   2468                        2,756,028           104,328                --        2,860,356           205,267
   2518                        3,545,607           219,755         1,048,399        2,716,961         1,870,857
                      ------------------- ----------------- ----------------- ---------------- -----------------
   Total under                25,444,409           922,790         3,194,016       23,173,181        20,428,305
     construction
                      ------------------- ----------------- ----------------- ---------------- -----------------

Held for sale
   2368                        3,104,486            78,099                --        3,182,585           118,000
   2396                        2,929,441            99,696           813,805        2,215,332            14,601
   2407                        1,091,989            69,015                --        1,161,005                --
   2423                        5,647,343           262,555         1,232,233        4,677,665            22,335
   2443                               --                --                --               --                --
   2455                       11,854,286           382,842         5,657,129        6,580,000                --
   2465                          208,423            13,076                --          221,499                --
   2506                        5,021,946            46,946         1,036,793        4,032,099             9,901
                      ------------------- ----------------- ----------------- ---------------- -----------------
   Total held for
     sale                     29,857,914           952,229         8,739,960       22,070,185           164,837
                      ------------------- ----------------- ----------------- ---------------- -----------------

Total                       $ 55,302,323       $ 1,875,019      $ 11,933,976     $ 45,243,366      $ 20,593,142
                      =================== ================= ================= ================ =================

Property 2216 - This is an approximately 8-acre parcel approved for development of 72 townhomes and condominiums totaling approximately 123,372 square feet in San Jose, California. We have contracted with an outside party to provide development and construction management services for this property. Due to the complexities of the site, there have been delays in completing the models, however, most of those issues have been resolved and models are now scheduled to open in late August 2005, with the first units in phase I completing construction approximately four weeks later.

Property 2368 - This is an 8-unit condominium project totaling approximately 6,100 square feet in the South of Market area of San Francisco, California. The units are loft style condominiums which are popular in that area of the city. As of June 30, 2005 all units were under contract pending close of escrow. During July 2005, the contractor secured the final occupancy permit and all units have subsequently closed escrow.

Property 2396 - This is a 2-unit condominium project totaling approximately 4,450 square feet on Russian Hill in San Francisco, California. The project completed construction in December 2004 and was listed for sale in early January 2005. In March 2005 the property was removed from the market while we planned certain improvements to better market the property. During July improvements were completed and the property was placed back on the market.

Property 2407 - This property originally consisted of 6 subdivided and improved lots in San Rafael, California. Two of the lots closed escrow on September 24, 2004. The purchaser of the two lots has an option to purchase the remaining four lots. The option expires on July 15, 2005 but may be extended in six-month increments until May 4, 2006 with further option payments. In July 2005, the purchaser elected to extend the option with a $90,000 payment. The current option expires in January 2006.

                             BELLAVISTACAPITAL, INC.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Property 2423 - This property is an approximately 4,200 square foot home in Belvedere, California. We received title to the property through foreclosure on September 29, 2004. It was listed for sale in March 2005.

Property 2443 - This project originally consisted of 3 lots for the construction of single-family homes averaging approximately 4,000 square feet each. Two of the homes had started foundation work before construction was halted while we pursued our foreclosure action. No work had commenced on the third home prior to beginning our foreclosure action. On August 27, 2004 two of the three lots closed escrow. The sale of the two lots fully repaid our investment and our carrying amount was zero at year-end. When we sell the remaining lot in the development, our proceeds will be reported as income. As of June 30, 2005 the remaining lot was under contract pending close of escrow.

Property 2455 - This project is an approximately 8,850 square foot home in Atherton, California. The property completed construction in December 2004. In July 2005 the property was sold pending close of escrow.

Property 2465 - This project is an approximately 8,900 square foot unimproved lot in Oakland, California. Construction had not started prior to our foreclosure action. We currently plan to sell the property in its existing condition.

Property 2468 - This property is an approximately 4,000 square foot home in Tiburon, California. We received title to the property through foreclosure on September 29, 2004. In February 2005 we engaged a contractor to finish construction of the home, which has been completed and will be listed for sale during August 2005.

Property 2506 - This project is an approximately 6,400 square foot home in Hillsborough, California. In March 2005 the home completed construction and was marketed for sale at $5.125 million. Due to lack of activity, we reduced the price in June 2005 to $4.45 million. In July, 2005 the property sold and closed escrow for $4.3 million.

Property 2518 - This property is an approximately 6,400 square foot home in Tiburon, California. We received title to the property through foreclosure on September 29, 2004. In February 2005, we engaged a contractor and development manager to complete construction. Construction is expected to complete in early 2006.


5.  PROPERTY, PLANT AND EQUIPMENT:

We had the following property, plant and equipment:

                                               June 30, 2005  December 31, 2004
                                          --------------------------------------

Computer Equipment                                $   69,354          $  69,354
Furniture                                             39,730             39,730
                                          --------------------------------------
   Total furniture and equipment                     109,084            109,084
   Accumulated depreciation                          (35,570)           (21,170)
                                          --------------------------------------

   Furniture and Equipment, net                   $   73,514          $  87,914
                                          ======================================

6.  SECURED NOTES PAYABLE:

The following table summarizes our secured notes payable at June 30, 2005 and December 31, 2004:

                                                June 30,2005  December 31, 2004
                                          --------------------------------------

First Republic Bank                              $ 3,185,000       $  3,185,000
China Trust Bank                                   4,452,590                 --
Mid-Peninsula Bank                                 2,100,000                 --

Total                                           $  9,737,590        $ 3,185,000
                                          ======================================

                             BELLAVISTACAPITAL, INC.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

The note payable to First Republic Bank is secured by our investment number 2455 and bears interest at Prime plus 0.5% (6.75% and 5.75% at June 30, 2005 and December 31, 2004, respectively). Interest only payments are due monthly and the note is due May 1, 2030.

The note payable to China Trust Bank represents the balance outstanding on a $22 million construction loan whose purpose is to finance the construction of our Villa Cortona project, Property 2216. Our wholly owned subsidiary, Sands Drive San Jose, Inc. is the debtor, and BellaVista guarantees the loan. The note bears interest at Prime plus 1.00% (7.25% and 6.25% at June 30, 2005 and December 31, 2004, respectively) and is due in October 2006.

The note payable to Mid-Peninsula Bank is secured by our investment numbers 2396 and 2423 and bears interest at Prime plus 1.0% (7.25% and 6.25% at June 30, 2005 and December 31, 2004, respectively). Interest only payments are due monthly and the note matures on February 9, 2006.


7.  SHAREHOLDERS' EQUITY:

We have authorized 50,000,000 shares of capital stock with a $0.01 par value. At June 30, 2005 and December 31, 2004, there were 14,991,325 and 18,304,168 shares of common stock outstanding, respectively.

We sold Preferred Stock through private placements since our inception, issuing 26,161,438 shares at $10.00 per share. We used the proceeds from issuance of our Preferred Stock primarily to fund additional ADC loans and also for working capital purposes. We have not sold shares since September 2002 and, as of June 30, 2005 we did not have an active private placement.

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

                             BELLAVISTACAPITAL, INC.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

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

On March 19, 2004, Susan Fox resigned as President, Chief Executive Officer and Director of BellaVista Capital, Inc. Ms. Fox was retained as a consultant to the Company for a period of 12 months in order to assist with any issues that occur in connection with the transition of management. For her services she was paid $30,000 per month beginning April 2004. We also agreed to compensate Ms. Fox for her assistance in recovery of legal actions we have brought on some of our former developers. Our agreement with her provides that she will receive 5% of any sums we collect from such legal proceedings. During the three months and six months ended June 30, 2005 she received $17,500 and $107,500 in payments from BellaVista in accordance with this provision of our agreement compared with $147,891 and $147,891 during the three months and six months ended June 30, 2004. Additionally, during 2004, we purchased certain furniture, computer equipment and software from her company, Primecore Funding Group, for $200,000. Finally, we entered into a agreement to lease the premises at 99 El Camino Real, a property owned by 99 El Camino Partners, LLC, a limited liability company in which Susan Fox is the sole member, through December 31, 2004 at a monthly rate of $25,000 through June 30, 2004 and then decreasing to $20,000 per month through December 31, 2004. The agreement also provided that BellaVista pay for real estate taxes, insurance and maintenance associated with the building during the term of the lease.

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

For the three months and six months ended June 30, 2005, the management fees earned by Primecore Funding Group were $0 compared with $0 and $639,698 during the three months and six months ended June 30, 2004.

Real Estate Sales Commissions

During the three months and six months ended June 30, 2005 we paid no real estate sales commissions to Primecore Properties, Inc., compared with $81,500 and $250,050 during the three months and six months ended June 30, 2004. The commissions were paid for services provided by Primecore Properties under listing agreements to sell property acquired by us through foreclosure or deed in lieu of foreclosure. We did not enter into any new listing agreements with Primecore Properties after we terminated our contract with Susan Fox's management company.

                             BELLAVISTACAPITAL, INC.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


9.   COMMITMENTS AND CONTINGENCIES:

Operating leases

The following is a schedule, by years, of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of June 30, 2005:

Six months ended December 31, 2005:                          $   57,785
Year ended December 31, 2006                                    114,154
Year ended December 31, 2007                                     17,955
                                                      ------------------

   Net minimum lease payments                                $  189,894
                                                      ==================

Litigation

From time to time, we may and have become subject to litigation in connection with our business. In addition, as of June 30, 2005, we were involved in several litigation matters that are considered to be out of the ordinary course of business. The following is a list of litigation in which the Company was involved as a party and in which the Company believed it is possible that its potential liability could be material if the Company were unsuccessful in its defense, which the Company does not currently believe will be the case:

  1. BellaVista Capital v. Agustin Rosas-Maxemin, et. al., San Mateo Superior Court No. 439577. On May 26, 2004, the Company brought suit against the principals of a former borrower and their affiliated entities relating to the misappropriation and diversion of loan funds for improper purposes. The misappropriation and diversion was first discovered in the course of a bankruptcy proceeding, in which one of the defendants admitted that he had fraudulently prepared invoices in the name of third party contractors, and forged endorsements on checks written by the Company to the third party contractors. The Company seeks to recover all of the misappropriated funds, and has alleged damages presently believed to exceed $1,000,000. The Company has not reflected any potential recovery in its financial statements. In response to the Complaint, one of the defendants filed a Cross-Complaint alleging that misrepresentations were made to him in connection with loans made by the Company. On July 25, 2005, the date set for trial, a settlement was reached with defendants whereby they have agreed to pay $200,000 over the next ten months in $50,000 quarterly installments with the first payment due on August 24, 2005. If defendants fail to make any of the payments due, then the Company will be entitled to enter judgment for $500,000.

  2. Wagner v. 99 Investors, LLC, et. al., San Mateo Superior No. CIV 436762. This lawsuit was served on or about March 30, 2004 by the purchaser of a home against 99 Investors, LLC, a subsidiary of the Company. The home was sold to plaintiffs by 99 Investors in or around March 2000. The Complaint alleges that there are defects in construction including faulty framing and faulty soil treatment, resulting in movement and property damage. The Complaint contains claims totaling approximately $1.9 million against 99 Investors, the seller, Pacific Peninsula Group, Inc, the builder, and Harlan Tait Associates, the soils engineer. On July 22, 2005 the parties settled the case for $1.8 million with 99 Investors, Inc. agreeing to contribute $587,500 toward the settlement. The entire amount contributed by 99 Investors, Inc. will be paid with insurance proceeds.

  3. Williams v. Primecore Mortgage Trust; Alameda Superior No. RG 03092479. This lawsuit, brought by a subcontractor on a project on which the Company was a lender, seeks recovery of approximately $300,000 allegedly due for work performed for the Company's borrower. The Complaint asserts claims for priority of mechanic's liens, and for alleged unjust enrichment, negligence and fraud in failing to pay the subcontractor. Trial was conducted during March 2005 on two issues, and the matter was taken under submission by the judge. A favorable ruling as to one of the issues was obtained from the trial judge in May 2005. We are presently awaiting a ruling on the other submitted matter.

                             BELLAVISTACAPITAL, INC.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

In addition to the above matters, at June 30, 2005, the Company was involved in several legal matters in which it sought recovery from borrowers, guarantors, and others. Collections of legal settlements from such parties are reflected as income from legal settlements, net of collection costs, in the statements of operations. The actions included the following:

  1. A lawsuit was filed by the Company in connection with a loan made on a subdivision project in Marin County. While the Company had written off the loan approximately two years before, it felt that legal avenues existed to seek recovery on the loan. The Company filed suit and entered into a settlement with the key defendants in February 2004. Under the settlement, the Company is entitled to receive $2,350,000 in payments of varying amounts to be made over a 17-month term, beginning in March 2004. In the event that the payments are not made when due, the Company has a right to obtain a stipulated judgment. If and when payments are received, the payments will be reflected in income. The settlement will not be reflected in the financial statements until payments are received, as collection is not reasonably assured. To date, the Company has received full payment totaling $2,350,000, including a $350,000 payment made in July 2005.

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

Construction Contracts

In connection with our development of investments in real estate held for sale, we have entered into contracts with construction companies with an unpaid balance totaling $15,884,534 at June 30, 2005. We will make payments on these contracts as construction progresses in much the same manner we do for our investments in real estate under development.

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

                             BELLAVISTACAPITAL, INC.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

We have also provided indemnity agreements to insurance companies in connection with the issuance of other surety bonds. The total amount of the surety bonds issued with respect to which we have issued indemnity agreement is $392,902.

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

Overview

BellaVista Capital was incorporated in March 1999 as Primecore Mortgage Trust, Inc. Since incorporation, Primecore engaged in the business of providing loans for the development of primarily high-end residential real estate. During 1999 and 2000 Primecore raised the capital to fund these loans from the sale of shares of Preferred Stock. This capital was invested primarily in high priced San Francisco Bay Area residential real estate at a time when prices were increasing at a rapid pace. By the end 2000, Primecore had loan commitments of $436 million on 117 loans with over $216 million funded.

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

The impairment of the investment portfolio resulted in substantial operating losses. The Company realized that these net operating losses could be carried forward and used to reduce future taxable income. In prior years, the company used its REIT status, and the payment of dividends, to eliminate corporate level taxation. However, the REIT rules restricted the types of loans the Company could make. In particular, the Company was prohibited, by the REIT rules, from making loans with equity participations. With the ability to carry forward prior years' net operating losses to offset future taxable income, the Company was free to terminate its REIT status, which it did effective January 1, 2004, and was no longer restricted in the types of investments it could make. As of June 30, 2005 the Company's available net operating loss carryforwards were approximately $81.3 million. If these net operating loss carryforwards are fully utilized to offset future taxable income, at current Federal and California state tax rates, it would save the Company approximately $29.1 million in tax payments.

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

During 2004 and the first half of 2005 we developed our pipeline of new investment opportunities. Through contacts we developed, we received investment requests totaling over $604 million for over 130 projects. Since 2004 we approved new investments totaling approximately $27.4 million, with $8.6 approved during the three months ended June 30, 2005, of which $1.7 million has been funded. As of June 30, 2005 these new, performing investments comprised approximately 22% of our invested assets compared with approximately 24% at December 31, 2004. The percentage of performing investments will increase as we continue to fund our new commitments, sell off our nonperforming investments and make new investments. We seek to generate gross returns on invested assets of 15%. These targeted returns, when combined with our projected operating expenses totaling approximately 2.5% of assets, are projected to generate returns to shareholders of approximately 12.5%.


RESULTS OF OPERATIONS

Revenue

For financial statement purposes we report income from our investments in real estate only after we have collected it from the sale or repayment of the associated investment. During the three months and six months ended June 30,

2005 we reported income from our investments in real estate development of $797,744 and $1,252,304 compared with $854,192 and $2,226,826 during the three months and six months ended June 30, 2004. The reduction in income between the comparable periods is due to a combination of (1) the lower amount of repayments during the three months ended June 30, 2005, $7.3 million, compared with $10.9 million collected during the three months ended June 30, 2004 and $14.7 million collected during the six months ended June 30, 2005 compared with $20.4 million during the six months ended June 30, 2004 and (2) one of the investments which repaid during the six months ended June 30, 2004 was a performing investment where we collected our entire investment plus a total of approximately $700,000, which was interest charged to the loan for over two years.

Performing Investments

As of January 1, 2005 we had five performing investments in which we had invested $14.2 million. During the six months ended June 30, 2005 we invested an additional $4.0 million into these performing investments. During the same period we received repayments totaling $6.4 million, thereby decreasing our total investment to approximately $11.8 million at June 30, 2005. If our contracts had been loans according to generally accepted accounting principles, we would have reported income of approximately $1.3 million for these performing investments. This represents an annual return of 15% on our average invested capital for our performing investments during the six months ended June 30, 2005 and a return of approximately 4% on the average net realizable value of our assets. See the discussion about the net realizable value of our investments in the Liquidity and Capital Resources section of this Item 2.

The Company believes that the rules governing the reporting of income from our investments make it difficult for readers to understand our economic performance. Specifically, our investments can take up to two years to complete and repay. During this time, we generally charge interest or a preferred return on our investments to our developers, which we cannot report for GAAP purposes until the investment has completed and repaid. During the period that we are charging, but not reporting this income, we are incurring expenses necessary to originate and service our investments and these expenses are reported as charged during the period they are incurred.

The following table, using Non-GAAP measures, presents the results of operations that would be reported if our investments were treated as loans. For these purposes, proforma revenues from investment in real estate development include interest and preferred returns we charge developers during the reporting period and the prorated amount of loan fees charged for the reporting period over the contracted term of our investment. Proforma net income (loss) per share is calculated as the weighted average number of shares outstanding for both common and preferred shares.


                                                   Three months     Three months       Six months      Six months
                                                          Ended            Ended            Ended           Ended
                                                  June 30, 2005    June 30, 2004    June 30, 2005   June 30, 2004
                                                 --------------- ---------------- ---------------- ---------------
Net income (loss) per GAAP, as reported              $  267,798     $ (1,715,101)     $  (316,791)   $ (3,292,557)
Revenues from real estate development per GAAP         (797,744)        (854,192)      (1,252,304)     (2,226,826)
Proforma revenues from real estate development          682,024          361,684        1,253,006         673,584
                                                 --------------- ---------------- ---------------- ---------------

   Proforma net income (loss) - Non GAAP             $  152,078     $ (2,207,609)     $  (316,089)   $ (4,845,799)
                                                 =============== ================ ================ ===============

   Proforma net income (loss) per share - Non
     GAAP                                            $     0.01     $      (0.10)     $     (0.02)   $      (0.22)
                                                 =============== ================ ================ ===============

Expenses

During the three months and six months ended June 30, 2005 we incurred expenses totaling $604,778 and $1,283,894 relating to the ongoing operations of the company, legal expenses and carrying costs related to our REO portfolio. Our recurring operating expenses were approximately $327,822 and 761,258 during the three months and six months ended June 30, 2005 compared with $598,381 and 989,126 during the three months and six months ended June 30, 2005. We accomplished this reduction in recurring operating expenses through staff reductions, reduced rent from new, smaller office space and other cost cutting measures. Our projected operating expenses for the year ended 2005 are approximately $1.25 million. Based on our results for the six months ended June 30, 2005, we are on target to achieve our projected operating expense budgets. During the three months and six months ended June 30, 2005 we recorded impairment charges totaling $286,829 and 1,198,386 reflecting changes downward totaling approximately $1.5 million in our estimates of the net realizable values for our direct investments in real estate developments. During the same period we reflected changes upward in our estimates of fair values for two of our direct investments in real estate developments totaling $1.4 million. These upward revisions in estimates do not affect any previously impaired investments in real estate as management accounted for the impairment previously taken as a change in cost basis for those two properties. Consequently, any previous impairment recorded prior to January 1, 2005 will not reverse until those properties are sold. However, these adjustments have been reflected in our non-GAAP measure - net realizable value of investments below. The changes in estimates, both upward and downward, were based upon revised market information available at the time we prepared this Form 10-Q.

In addition to our recurring operating expenses, we incurred legal expenses and REO carrying costs related to our non-performing investments of $276,956 and $522,636 for the three months and six months ending June 30, 2005 compared with $273,384 and $1,098,993 during the three months and six months ended June 30, 2004. The decrease in these costs between these comparative periods was expected as we continue to complete and sell our non-performing investments and we resolve our outstanding legal issues associated with those past investments. For the year ended 2005 we have budgeted approximately $650,000 for these non-recurring expenses. These estimated expenses depend, to a large degree, upon our ability to complete and sell these non-performing investments according to our estimates. In the event we cannot sell these properties within the timeframes we contemplate, we will incur additional expenses associated with holding these assets. We had previously estimated that during the six months ended June 2005, we would sell five properties however, only two properties were sold during that period. However, subsequent to June 30, 2005 we closed on one property and have two more in escrow scheduled to closed before the end August 2005.

Since December 31, 1999, all interest costs have been capitalized as a cost of our investments. Interest cost associated with our borrowings was $95,291 and 151,060 during the three months and six months ended June 30, 2005 compared with $50,194 and $140,580 during the three months and six months ended June 30, 2004. The increase during the three months and six months ended June 30, 2005 is due to additional debt we have added from our construction loan and the secured loan from Mid-Peninsula Bank.

During the three months and six months ended June 30, 2005 we reported income of $345,000 and $855,000 from payments received, net of collection expenses, in accrodance with a settlement agreement with one of our former borrowers. Under the terms of our settlement agreement with this developer, we were due to receive one more payment totaling $315,000, net of collection expenses in July 2005, which payment was received July 26, 2005.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity means the need for, access to and uses of cash. Our principal source of liquidity is the repayment of our real estate investments. Our principal demands for liquidity are funds that are required to satisfy obligations under existing loan commitments, operating expenses, interest expense associated with our indebtedness and debt repayments.

Sources of Cash

As of June 30, 2005 our primary source of liquidity was the repayment of our investments in real estate. We do not currently have an open private placement for the sale of our stock and do not expect to open a new one for the foreseeable future. Additionally, we are currently not soliciting or accepting applications to issue new unsecured notes payable. However, we do have the ability to borrow money from various financial institutions using our REO properties as collateral if we determine that we need additional liquidity.

We typically receive repayment on our investments when the development has been completed and sold to third parties. Accordingly, our repayments are a function of our developers' ability, or our ability in the case of REO properties, to complete and sell the development properties in which we have invested. During the six months ended June 30, 2005 we received repayments, including income, totaling $14.7 million compared with $20.4 million during the six months ended

June 30, 2004. The following table summarizes our liquidity expectations for the 16 investments we held at June 30, 2005. The expected proceeds in the table are higher than our net realizable value estimates because they include our estimated costs to complete.


                                                         Expected Proceeds
                                                   ------------------------
Scheduled investment completion:
    Completed at June 30, 2005                               $  28,902,832
   During Q3 2005                                                3,729,401
   During Q4 2005                                                2,803,680
   During Q1 2006                                                4,536,533
   During Q2 2006                                               18,365,429
   During Q3 2006                                                3,369,695
   During Q4 2006                                                7,234,641
   During Q1 2007                                                1,625,000
                                                   ------------------------

       Total                                                 $  70,567,211
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

Uses of Cash


The following table sets forth the projected timing and amount of our obligations through December 31, 2006, without taking into account new investments that may be made during 2005 and 2006:


Obligation                                                        Six months         Year Ended
                                                    Total     ended 12/31/05           12/31/06          Thereafter
-------------------------------------- ------------------- ------------------ ------------------ -------------------
Investment fundings                          $ 29,082,411      $  17,536,334      $  11,546,077            $     --
Legal services agreement                          163,500            163,500                 --                  --
Office lease                                      127,800             41,400             86,400                  --
Secured notes payable                           9,737,590                 --          6,552,590           3,185,000
                                       ------------------- ------------------ ------------------ -------------------

   Total                                     $ 39,111,301      $  16,488,205       $ 19,438,096         $ 3,185,000
                                       =================== ================== ================== ===================

Investment fundings are the largest use of our cash. During the six months ended June 30, 2005 we invested $10.6 million in new and continuing development projects compared with $10.4 million during the six months ended June 30, 2005. At June 30, 2005 we estimated the costs to complete our direct investments in real estate developments plus the remaining funding obligation on our joint venture investments in real estate developments was $29.1 million $18.4 million of which is related to our Property 2216. We have a $22 million construction loan in place with proceeds of $21.2 million to fund these construction costs. These amounts will be funded as construction progresses on our investments. As of June 30, 2005 we had drawn $4.1 million against this commitment to fund construction costs. The exact timing of the investment fundings is dependent on several factors including weather, governmental regulation and developer related issues, so the timing of investment fundings in the above table is an estimate based on information available to us at this time. Additionally, we expect the amount of actual investment fundings to be higher than our obligation existing at June 30, 2005 as we continue to make and fund new investments in 2005 and beyond.

Our secured notes payable will be repaid upon the sale of the properties securing the notes. Two of the three notes payable are secured by three of our direct investments in real estate development. All three of the properties securing the notes are complete and on the market for sale. The remaining note is secured by a multi-unit project under construction with sales scheduled to commence in August 2005.

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

Realizable Value of Investments

The realizable value of our investments represents our current estimate of the amount of proceeds we expect to receive once our investments are completed and ready for sale. The estimate relies on a number of assumptions including the expected value of the investment once completed, less applicable selling costs, the remaining costs and the length of time required to complete the project. Many factors outside our control can cause changes in these estimates and produce different results. Currently, many of our properties are custom style homes which appeal to a limited high-end market with few comparable transactions which makes it difficult to project with certainty the market value of these properties.

The information presented below reconciles the differences between US GAAP and the estimated realizable value of our investments.


                                                               June 30, 2005   December 31, 2004
                                                             ---------------- ------------------
Joint Venture investments in real estate developments          $  11,942,157      $  18,455,557
Direct investments in real estate developments                    45,243,366         42,776,676
                                                             ---------------- ------------------

Total investments in real estate per US GAAP                      57,185,523         61,232,233
Add:   GAAP impairments                                           11,933,976         12,983,702
       Accrued interest and points                                18,722,406         20,249,047
Less:  Capitalized interest                                       (2,037,471)        (2,186,797)
                                                             ---------------- ------------------
Balance owed on real estate investments                           85,804,434         92,278,185
Amount estimated uncollectible                                   (19,134,634)       (21,790,293)
                                                             ---------------- ------------------

Estimated realizable value of investments in real estate       $  66,669,800      $  70,487,892
                                                             ================ ==================


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

The following calculation determines the estimated net realizable value of our stock at June30, 2005 and December 31, 2004 for purposes of our redemption policy only:


                                                               June 30, 2005   December 31, 2004
                                                             ---------------- ------------------

Cash                                                            $  6,585,132       $  7,897,242
Other assets                                                         295,649            752,042
Estimated realizable value of investments in real estate          66,669,800         70,487,892
                                                             ---------------- ------------------
Total realizable assets                                           73,550,581         79,137,176
Total liabilities                                                 (9,930,740)        (3,524,585)
                                                             ---------------- ------------------
Estimated net realizable assets                                   63,619,841         75,612,591
Shares outstanding                                                14,991,325         18,304,168
                                                             ---------------- ------------------

   Estimated net realizable assets per share                    $       4.24       $       4.13
                                                             ================ ==================

Our net realizable assets decreased by approximately $5.6 million due to net repayments of investments we received during the six months ended June 30, 2005. Additionally, our liabilities increased by approximately $6.4 million as we financed the costs of improvements on our San Jose project from the proceeds of our construction loan and borrowed an additional $2.1 million to fund short term commitments. The decrease in our net realizable assets of $12 million reflects the cash used to repurchase our stock, as described below.

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

Valuation and Realizability of Investments. All of our ADC loans are classified for financial reporting purposes as joint venture investments in real estate developments (see Note 3 to the financial statements). We have foreclosed on some ADC loans that are classified as direct investments in real estate developments (Note 4). Such investments include capitalized interest and are stated at the lower of cost or fair value. Management conducts a review for impairment on an investment-by-investment basis whenever events or changes in circumstances indicate that the carrying amount of an investment may not be recoverable. Impairment is recognized when estimated expected future cash flows (undiscounted and without interest charges), typically from the sale of a completed property, are less than the carrying amount of the investment, plus estimated costs to complete. The estimation of expected future net cash flows is inherently uncertain and relies to a considerable extent on assumptions regarding current and future economics and market conditions. If, in future periods, there are changes in the estimates or assumptions incorporated into the impairment review analysis, the changes could result in an adjustment to the carrying amount of the investments. To the extent an impairment has occurred, the excess of the carrying amount of the investment over its estimated fair value, less estimated selling costs, will be charged to income. We believe that all of our investments are carried at the lower of cost or realizable values; however conditions may change and cause our investments to decline in value in a future period.

Loan Accounting. We have applied the guidance of AICPA Practice Bulletin 1, Purpose and Scope of AcSEC Practice Bulletins and Procedures for Their Issuance,
Exhibit I in accounting for our investment loans as real estate acquisition, development, or construction (ADC) arrangements. In accordance with the ADC accounting rules, we do not accrue income for interest and points on our ADC loans until the sale or refinancing of a property. Revenue from interest and points is recognized as cash is received from the sale or refinancing of such properties. ADC loans are classified as joint venture investments in real estate developments and direct investments in real estate developments (see Notes 3 and 4 to the financial statements) and include amounts funded under the loan agreements and capitalized interest expense. If our ADC loans qualified as loans under GAAP, interest and points would be recognized as income in periods prior to the sale of the underlying property.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

An investment in our stock involves a high degree of risk. Among other things, some of the principal risks are: the real estate lending business may be adversely affected by periods of economic slowdown, which may be accompanied by declining real estate values on properties securing repayment of loans; construction mortgage loans involve greater risks of repayment than loans secured by property that has already been improved since completion market valuation of a given project can be highly speculative and subject to unanticipated conditions; there is no public market for our securities, and liquidity is not assured; under our business model, loan commitments will generally exceed immediately available cash resources, and failure to obtain repayment of loans in our portfolio, or a failure to maintain sufficient equity would affect our ability to fund commitments.

We make loans at fixed rates of interest. To the extent that prevailing market interest rates change during the holding period, the value of our loans may be either adversely or positively affected. When a loan matures, generally within a 24-month period, it is subject to a new interest rate, determined by us, based upon current conditions. Since we intend to hold all loans until they are repaid, we do not believe that changes in market interest rates have a material impact on the value of the Company.

ITEM 4.   CONTROLS AND PROCEDURES.

 Under the supervision of Michael Rider, the Company's Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities Exchange Act of 1934) as of June 30, 2005. Based on that evaluation, Mr. Rider has concluded that those controls and procedures were effective in making known to them, on a timely basis, the material information needed for the preparation of this Report on Form 10-Q. There were no significant changes in the Company's internal controls or in other factors that could significantly affect those internal controls since the date of their evaluation, except as disclosed below.

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


                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

Refer to Financial Statements Note 9 for a discussion of Legal Proceedings

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a) Not Applicable.

(b) Not Applicable.

(c) Sales of Equity Securities.

     Between January 1, 2005 and June 30, 2005, we did not sell any shares of our common stock.

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

Dated:   August 15, 2005              /s/ MICHAEL RIDER
                                      -----------------
                                      Michael Rider, President and Chief
                                      Financial Officer