Form 10-K
period 2005-09-30
BELLAVISTA CAPITAL INC
filed 2006-01-13
CIK 1086670

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          ---------------------------

                                    FORM 10-K
            Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                  For the Nine Months Ended September 30, 2005

                          ---------------------------

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter is $0.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date:
14,991,325 Shares of Common Stock

--------------------------------------------------------------------------------

On November 7, 2005 the Company's Board of Directors voted to change its fiscal year end from December 31 to September 30 and adopted an amendment to the Company's Bylaws reflecting this change.

This Transition Report on Form 10-K of BellaVista Capital, Inc. (the "Company") contains forward-looking statements. All statements other than statements of historical fact may be forward-looking statements. These include statements regarding the Company's future financial results, operating results, business strategies, projected costs and capital expenditures, products, competitive positions, and plans and objectives of management for future operations. Forward-looking statements may be identified by the use of words such as "may," "will," "should," "expect," "plan," anticipate," "believe," "estimate," "predict," "intend" and "continue," or the negative of these terms, and include the assumptions that underlie such statements. The Company's actual results could differ materially from those expressed or implied in these forward-looking statements as a result of various risks and uncertainties, including those set forth in the sections entitled "Item 1A - Risk Factors" and "Item 7:
Management's  Discussion  and  Analysis of  Financial  Condition  and Results of
Operations." All forward-looking statements in this report are based on information available to the Company as of the date hereof and the Company assumes no obligation to update any such statements.

The following information should be read in conjunction with the Financial Statements and notes thereto included in this Form 10-K.


                                     PART I


ITEM 1.  BUSINESS


Business Focus and Strategies

Organized in 1999 as a real estate investment trust or "REIT," we make and fund development and construction loans to developers of residential real estate. We generally invest in for-sale single-family or multi-family projects, which are typically structured as construction loans, mezzanine loans, or equity investments. To date, nearly all of our investments have been made in Northern California; however, we plan to seek investment opportunities in other areas of California and neighboring states. We do not engage in any foreign operations or derive any revenue from foreign operations, and do not intend to do so in the future. Effective January 1, 2004, we withdrew our REIT status and are now taxed as a C Corporation.

Most investments are underwritten with maturity dates of up to 24 months, which dates may be extended when deemed to be in the Company's best interest. Most investments are secured by recorded deeds of trust on the property being developed, and title insurance protecting the position of our deeds of trust is always a precondition to funding a secured loan. We may also make loans to development entities or take an ownership interest in the development entity. In such circumstances we typically require a shared appreciation interest or other equity participation. We also may invest our funds directly in real property, if in the opinion of our Board of Directors it is in our best interest.
All approved investments are subject to detailed legal documentation that has been formulated by legal counsel for our specific purposes. In addition, our Board of Directors has implemented specific guidelines for the making of loans and investments. In accordance with our loan documents, we generally advance the monthly interest payments out of available loan proceeds, although our loan documents provide us with a right not to advance or to cease such payments should it be determined that conditions require such actions. Loan fees, if charged, are typically advanced out of the loan proceeds with the initial loan advance. Generally, our loans require the borrower to make a "balloon payment" equal to the principal amount, advanced interest and fees upon maturity of the loan. The loan maturity date is the date of sale of the underlying real estate or the date stated in the loan documents.

Company Management.

Investment Origination. We employ persons skilled in loan underwriting, disbursement and monitoring, and the various business and legal issues that may be involved with real estate lending. Our employees, and independent contractors where appropriate, provide all of the services including but not limited to: underwriting loans and investments, overseeing all loans and investments, and servicing loans. Our loans and investments are arranged through Eric Hanke, Vice-President of Business Development. Mr. Hanke is a licensed California real estate broker, and performs in such capacity in arranging loans and investments on our behalf.

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

ITEM 1A.  RISK FACTORS

An investment in our stock involves a high degree of risk. Some of the principal risks include: the real estate lending business may be adversely affected by periods of economic slowdown, which may be accompanied by declining real estate values on properties securing repayment of loans; construction mortgage loans involve greater risks of repayment than loans secured by property that has already been improved since completion market valuation of a given project can be highly speculative and subject to unanticipated conditions; there is no public market for our securities, and liquidity is not assured.

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

Real estate market conditions. The real estate investment business may be adversely affected by periods of economic slowdown or recession, which may be accompanied by declining real estate values. Any material decline in real estate values reduces the ability of borrowers to use real estate equity to support borrowings and increases the loan-to-value ratios of mortgage loans previously made, thereby weakening collateral coverage and increasing the possibility of a loss in the event of default. In addition, delinquencies, foreclosures and losses generally increase during economic slowdowns and recessions. In addition, equity investments in real estate joint ventures provide no lending relationship and rely directly upon the performance of the real estate development for return of the investment.

Loans on properties not yet constructed. A mortgage loan made to finance a property that is not yet constructed will generally involve greater risks than a mortgage loan on property that has been completed. In the case of a property already completed, market value at the time the loan is made is more readily ascertainable from current market valuations. In the case of a property under development, there can be no assurance that the improvements can be accomplished with available funds or in a timely manner. Sale or refinancing of the completed project generally provides the funds for repayment of a construction mortgage loan. While analyses are made to predict the completed market value of the development project, such analyses are subject to unanticipated changes over which we may have no control. Since market value cannot be determined until a property is actually sold in the marketplace, the market valuation of a proposed construction project can be especially speculative.

Economic conditions. The performance of a real estate investment portfolio will depend on, among other things, the level of net interest income generated by mortgage loans, the market value of the mortgage loans and joint venture investments, the supply of and demand for these investments. Prepayment rates, interest rates, borrowing costs and credit losses depend upon the nature and terms of the mortgage loans, the geographic location of the properties under development, conditions in financial markets, the fiscal and monetary policies of the United States government and the Board of Governors of the Federal Reserve System, international economic and financial conditions, competition and other factors, none of which can be predicted.

Environmental liabilities. In the event that hazardous substances are found to have contaminated properties, the value of the real property may be diminished. As a joint venture owner, we might potentially become subject to environmental liabilities even if we were not responsible for the contamination. While we intend to exercise due diligence to discover potential environmental liabilities, hazardous substances or wastes, contaminants or pollutants may be discovered on properties during our ownership or after a sale of the property to a third party. If hazardous substances are discovered on a property, we may be required to remove those substances or sources and clean up the property. We may also be liable to tenants and other users of neighboring properties. In addition, we may find it difficult or impossible to sell the property before or following any clean up.

Legislation and regulation. The real estate investment business is subject to extensive regulation, supervision and licensing by federal, state and local governmental authorities and to various laws and judicial and administrative decisions imposing requirements and restrictions. Laws and regulations may be subject to legislative, administrative and judicial interpretation, especially laws and regulations that have been infrequently interpreted or only recently enacted. Infrequent interpretations of laws and regulations or an insignificant number of interpretations of recently enacted regulations can result in ambiguity with respect to permitted conduct under these laws and regulations. Ambiguity under regulations to which we are subject may lead to regulatory investigations or enforcement actions and private causes of action. Failure to comply with regulatory requirements can lead to loss of approved status, lawsuits and administrative enforcement actions. There can be no assurance that we will maintain compliance with these requirements in the future without additional expenses, or that more restrictive local, state or federal laws, rules and regulations will not be adopted or that existing laws and regulations will not be interpreted in a more restrictive manner, which would make compliance more difficult for us.

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

Investment losses. As noted above, an investment in property that is not yet constructed generally involves greater risks than investments in property that has been completed since there can be no assurance that the improvements can be accomplished with available funds or in a timely manner. Furthermore, while analyses are made to predict the completed market value of the development project, such analyses are subject to unanticipated changes over which we may have no control, including recessions and economic downturns.

Balloon loans. The loans in our portfolio will typically require the borrower to make a "balloon payment" on the principal amount upon maturity of the loan. To the extent that a borrower has an obligation to pay a mortgage loan in a large lump sum payment, their ability to satisfy this obligation may be dependent upon their ability to obtain suitable refinancing or otherwise raise a substantial amount of cash. An increase in market interest rates over the mortgage rates available at the time the loan was originated may have an adverse effect on the borrower's ability to obtain refinancing or to pay required monthly payments. As a result, these loans may involve a higher risk of default than fully amortizing loans.

Lack of geographic diversification. Currently, most of the developments in which we invest are located in the San Francisco Bay Region of Northern California. Properties located in the same geographic region may be subject to a greater risk of loss if economic or political conditions or real property values in the region deteriorated substantially. Also, since developments will not be required to purchase earthquake insurance, the developments are subject to greater risk of loss than properties located in more stable geologic areas.

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

Competition. As with any business, we face competition, primarily from commercial banks, savings and loans, other independent mortgage lenders, and real estate investment funds. Also, if we expand into particular geographic markets in order to increase geographic diversity and take advantage of opportunities in such markets, we may face competition from lenders with established positions in these locations. Competition can take place on various levels, including convenience in obtaining a mortgage loan, service, marketing, origination channels and pricing. Although we do not know of any particular competitor that dominates our market, many of our competitors in the financial services business are substantially larger and have more capital and other resources. There can be no assurance that we will be able to compete successfully in this market environment. Any failure in this regard could have a material adverse effect on our results of operations and financial condition.

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

A plan fiduciary should understand the illiquid nature of an investment in our securities and that no secondary market exists for them, and should review both anticipated and unanticipated liquidity needs for the plan and conclude that an investment in our securities is consistent with the plan's foreseeable future liquidity needs.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES.

We own certain real property that we have acquired through foreclosure or deed in lieu of foreclosure. Our policy is to maximize the value of these foreclosed properties prior to liquidation. In some cases this may involve completing construction, sometimes through a subsidiary, and then marketing the property for sale. The properties we own are described in Note 5 to the Consolidated Financial Statements contained as Item 8 of the Form 10-K and begin on page FS-1.


ITEM 3.     LEGAL PROCEEDINGS.

Legal proceedings are described in Note 10 to the financial statements included in the Form 10-K as Item 8.

ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

On October 3, 2005 the Company held its annual meeting of shareholders and voted to elect all five nominated directors: William Offenberg; Robert Puette; Patricia Wolf; Jeffrey Black; and Michael Rider. The elected directors constitute the full Board of Directors for BellaVista Capital and there were no other directors whose term of office as a director continued after the meeting.

The election results were as follows:

                                For           Against            Abstain
                     ---------------    --------------    ---------------
William Offenberg         8,568,122           205,241            181,378
Robert Puette             7,998,795           661,069            294,877
Patricia Wolf             8,576,922           193,735            184,084
Jeffrey Black             8,614,060           206,823            133,858
Michael Rider             8,121,417           587,697            245,627



                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

There is currently no public trading market for our stock. We are authorized to issue up to 50,000,000 shares of Common Stock. During the period from April 30, 1999 through August 31, 2004 we sold 28,007,243 shares of Class A Convertible Preferred Stock, including sales made through our dividend reinvestment program. During this period of time we also repurchased 8,523,991 shares of our Preferred Stock through our redemption programs. We have also offered and sold Series A and B promissory notes of varying amounts and maturities. All sales of stock were made under exemption from the registration requirements of the Securities Act of 1933 pursuant to Regulation D, Rule 506. All sales of stock and notes were to accredited investors, as defined in Regulation D, Rule 501 (a)(4), (5) or (6) under the 1933 Securities Act. Appropriate legends were placed on each stock certificate. No underwriters were involved and no underwriting commissions were paid in any of the transactions. On September 1, 2004 our outstanding shares of Preferred Stock totaling 19,483,252 shares, converted to Common Stock in accordance with the terms of the Preferred Stock. At the time of conversion, there were 100 shares of common stock issued and outstanding. On December 27, 2004 we repurchased 1,179,184 shares in connection with a legal settlement. On March 1, 2005 we repurchased an additional 3,312,843 shares of Common Stock under an issuer tender offer.

At September 30, 2005, there were 14,991,325 shares of Common Stock, issued and outstanding held by a total of 962 holders of record.

The Company has not declared or paid any dividends on its capital stock during the period from January 1, 2004 through the date of this report.

ITEM 6.   SELECTED FINANCIAL INFORMATION.

The following financial and operating data should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited financial statements included elsewhere in this Form 10-K.

Capitalization

Our capitalization, as of September 30, 2005, was as follows:


 Borrowings:
    Construction loan payable                              $  5,934,447
    Secured notes payable                                     2,100,000
                                                     -------------------
                                                              8,034,447
    Total borrowings

 Capital Stock
    Common Stock - 14,991,325 shares
       issued and outstanding                               201,216,369
    Accumulated dividends and distributions                 (90,621,455)
    Accumulated deficit                                     (52,704,875)
                                                     -------------------
          Total borrowings and capital stock              $  65,924,486
                                                     ===================

The selected financial data set forth below has been derived from our audited financial statements included elsewhere in this and previously filed Forms 10-K (in 000's except per share amounts).

                                        September 30,   September 30,  December 31,   December 31,   December 31,   December 31,
                                                 2005           2004          2004           2003           2002           2001
                                       -------------------------------------------------------------------------------------------
 Total assets..........................     $  67,822       $  75,021   $   69,969      $  91,387      $ 155,067      $ 184,597
 Total debt............................         8,034           3,185        3,185          7,878         36,401         32,313
 Capital stock.........................       201,216         217,517      213,209        225,143        226,080        216,158
 Accumulated distributions.............       (90,621)        (90,621)     (90,621)       (90,621)       (80,132)       (58,826)
 Accumulated deficit...................     $ (52,705)      $ (55,455)  $  (56,143)     $ (51,369)     $ (29,520)     $  (8,215)


                                          Nine months     Nine months     Year Ended     Year Ended     Year Ended     Year Ended
                                        September 30,   September 30,   December 31,   December 31,   December 31,   December 31,
                                                 2005           2004           2004           2003           2002           2001
                                       -------------------------------------------------------------------------------------------
    Revenues...........................   $     5,911       $   3,255    $    3,825      $  11,390      $  10,018      $  12,588
    Net Income (loss)..................         3,438          (4,086)       (4,774)       (21,849)       (21,305)           667

 (Loss) Income allocable to a Preferred
    Share:
    Basic and Diluted..................   $        --              --    $       --      $   (0.98)     $   (0.96)     $    0.03
    Preferred stock dividends and
    distibutions per share.............   $        --              --    $       --      $    0.47      $    0.96      $    1.12
    Weighted average Preferred Shares..            --              --            --         22,442         22,169         21,451

 Income (loss) allocable to each common
    share:
    Basic and Diluted..................   $      0.22           (1.92)   $    (0.73)     $(323,383)    $ (426,107)     $(234,510)
    Weighted average common shares.....   $15,719,422       2,133,303    $6,476,866            100            100            100

 Cash flows from (used by):
    Operating activities...............   $     5,233            (705)   $     (577)     $   3,904       $   (322)     $  (2,156)
    Investing activities...............         8,449          11,735        14,400         43,731         17,991         26,400
    Financing activities...............        (7,143)        (12,318)      (16,627)       (41,328)       (15,982)       (21,538)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Statements contained in this Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," ("MD&A") and elsewhere in this Form 10-K, which are not historical facts, may be forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Investors are cautioned not to attribute undue certainty to these forward-looking statements, which speak only as of the date of this Form 10-K. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events, other than as required by law.

Change in Year End

On November 7, 2005 the Company's Board of Directors voted to change its fiscal year end from December 31 to September 30 and adopted changes to the Company's Bylaws reflecting this change. In view of this change, the MD&A compares the consolidated financial statements as of and for the nine months ended September 30, 2005 (the transition period) with the consolidated financial statements as of and for the nine months ended September 30, 2004. References to 2005 refer to the transition period unless otherwise specified. Note that although consolidated financial statements are not presented as of and for the nine months ended September 30, 2004, we have included summary information in the MD&A for these periods for comparability purposes. We are also including a discussion and analysis of our financial statements for fiscal years ended
Dec. 31, 2004, and 2003.

Throughout the MD&A, data for all periods except as of and for the nine months ended September 30, 2004, are derived from our audited consolidated financial statements, which appear in this report. All data as of and for the nine months ended September 30, 2004, are derived from our unaudited consolidated financial statements, which are not presented herein. Summary financial information for this period can be found in Note 13 - Change in Fiscal Year End.

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

During 2002 and 2003 Primecore continued the task of completing and closing out the development properties in its portfolio. During 2002 and 2003 Primecore took title to an additional 37 properties by way of foreclosure or deed in lieu of foreclosure. Two new loans were originated during that period and 60 were closed, 30 of which were REO properties. Primecore also began to recognize significant impairments in its portfolio. For the two years ended December 31, 2003, Primecore charged $48,737,682 to expense for impairments in its investment portfolio. At that time the portfolio consisted of 11 loans, 7 of which were non-performing, and 16 REO properties.

The impairment of the investment portfolio resulted in substantial operating losses. The Company realized that these net operating losses could be carried forward and used to reduce future taxable income. In prior years, the company used its REIT status, and the payment of dividends, to eliminate corporate level taxation. However, the REIT rules restricted the types of loans the Company could make. In particular, the Company was prohibited, by the REIT rules, from making loans with equity participations. With the ability to carry forward prior years' net operating losses to offset future taxable income, the Company was free to terminate its REIT status, which it did effective January 1, 2004, and was no longer restricted in the types of investments it could make. As of September 30, 2005 the Company's available Federal net operating loss carryforwards were approximately $93.3 million. If these net operating loss carryforwards are fully utilized to offset future taxable income, at current Federal and California state tax rates, it would save the Company approximately $36.1 million in tax payments.

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

During 2004 new management focused on completing and liquidating the existing portfolio of assets, internalizing operations, resolving outstanding legal issues and developing a pipeline of new investment opportunities. In addition to the completion and sale of our non-performing investments, management completed the transition to internal management by significantly reducing continuing operating expenses. We reduced unnecessary staff and administrative overhead. We leased smaller office space more suited for our smaller staff, at approximately 10% of the cost paid by prior management. At $1.25 million annually, our projected recurring operating expenses are less than 15% of the $9 million average annual operating expenses paid from 1999 through 2003.

During 2004, management also worked hard to resolve the many legal issues that it faced as a result of prior management's policies. We settled two lawsuits from two groups of shareholders seeking to gain at the expense of our remaining shareholders. We also settled legal actions brought by developers and contractors seeking millions for approximately $725,000. In addition, we successfully defended a legal action against us for breach of contract. Defending and settling these legal actions was costly, with approximately $2.8 million paid in legal fees and settlement costs during 2004, but we believe the benefits gained through the certainty of settlement, will far outweigh the costs over time as we are able to devote our limited resources to productive purposes. Not all of our legal outcomes were negative however. During 2004 we settled two legal actions in which we were the plaintiff that resulted in the agreement by the defendants to pay BellaVista $6.41 million. During 2004 we collected $1.128 million from these settlements, net of collection costs. In January 2005, one of the parties defaulted on their settlement payment, but by the terms of the agreement we were able to obtain a judgment against them in the amount of $5.9 million. We are currently pursuing collection on that judgment.

During 2004 and the nine months ended September 30, 2005 we developed our pipeline of new investment opportunities. Through contacts we developed, we received investment requests totaling over $604 million for over 130 projects. Since 2004 we approved new investments totaling approximately $33.8 million. As of September 30, 2005 these new, performing investments comprised approximately 34% of our invested assets compared with approximately 24% at December 31, 2004. The percentage of performing investments will increase as we continue to fund our new commitments, sell off our nonperforming investments and make new investments. We seek to generate gross returns on invested assets of 15%. With these targeted returns, we seek to generate returns to shareholders of approximately 12.5%, net of our operating expenses.

RESULTS OF OPERATIONS

Revenue

For financial statement purposes we report income from our investments in real estate only after we have collected it from the sale or repayment of the associated investment. During the nine months ended September 30, 2005 we reported income from our investments in real estate development of $5.7 million compared with $2.5 million during the nine months ended September 30, 2004. The increase was due to the repayment of two performing loans during 2004.

Our revenues from investments in real estate were $3.5 million and $11.4 million during the years ended December 31, 2004 and 2003, respectively. Income decreased during 2004 compared to 2003 due to a combination of a lower amount of total repayments and a higher percentage of impaired investments selling in 2004 compared with 2003.

Performing Investments

As of January 1, 2005 we had five performing investments in which we had invested $14.2 million. During the nine months ended September 30, 2005 we invested an additional $16.0 million into these performing investments and received repayments totaling $11.2 million, exclusive of $3.4 million income reported, thereby increasing our total investment to approximately $19.0 million at September 30, 2005. If our contracts had been loans according to generally accepted accounting principles, we would have reported income of approximately $1.7 million for these performing investments. This represents an annual return of 14% on our average invested capital for our performing investments during the nine months ended September 30, 2005 and a return of approximately 3.4% on the average net realizable value of our assets. See the discussion about the net realizable value of our investments in the Liquidity and Capital Resources section of this Item 2.

The Company believes that the rules governing the reporting of income from our investments make it difficult for readers to understand our economic performance. Specifically, our investments typically take two years or longer to complete and repay. During this time, we generally charge interest or a preferred return on our investments to our developers, which we cannot report for GAAP purposes until the investment has completed and repaid. During the period that we are charging, but not reporting this income, we are incurring expenses necessary to originate and service our investments and these expenses are reported during the period they are incurred.

The following table, using Non-GAAP measures, presents the results of operations that would be reported if our investments were treated as loans. For these purposes, proforma revenues from investment in real estate development include interest and preferred returns we charge developers during the reporting period and the prorated amount of loan fees charged for the reporting period over the contracted term of our investment. Proforma net income (loss) per share is calculated using the weighted average number of shares outstanding for both common and preferred shares.

                                                        Nine months                            Year            Year
                                                              Ended     Nine Months           Ended           Ended
                                                      September 30,    September 30,   December 31,    December 31,
                                                               2005            2004            2004            2003
                                                     --------------- --------------- --------------- ---------------
Net income (loss) per GAAP, as reported               $   3,437,684   $  (4,085,887)  $  (4,773,845)  $ (21,849,066)
Revenues from real estate development per GAAP           (5,720,791)     (2,527,574)     (3,497,655)    (11,372,436)
Proforma revenues from real estate development            1,906,522      (1,307,545)      1,406,344       4,950,383
                                                     --------------- --------------- --------------- ---------------
   Proforma net income (loss) - Non GAAP              $    (466,585)     (5,305,916)  $  (6,865,156)  $ (28,271,119)
                                                     =============== =============== =============== ===============
   Proforma net income (loss) per share - Non GAAP    $       (0.02)  $       (.025)  $       (0.33)  $       (1.26)
                                                     =============== =============== =============== ===============

Expenses

During the nine months ended September 30, 2005 we incurred expenses totaling $2.1 million relating to the ongoing operations of the company, legal expenses and carrying costs related to our REO portfolio compared with $4.0 million during the nine months ended September 30, 2004. Our recurring operating expenses were approximately $1.3 million during this period compared with $2.5 million during the nine months ended September 2004. During the year ended December 31, 2004, these expenses totaled $2.0 million compared with $4.4 million during the year ended December 31, 2003. We accomplished these reductions in recurring operating expenses, both during the nine months ended September 30, 2005 and the year ended 2004 compared with the year ended 2003, through staff reductions, reduced rent from new, smaller office space and other cost cutting measures.

During the nine months ended September 30, 2005 we recorded impairment charges totaling $1.6 million compared with $3.3 million during the nine months ended September 30, 2004, reflecting changes downward totaling $1.9 million in our estimates of the net realizable values for our direct investments in real estate developments. During the same period we reflected changes upward in our estimates of fair values for two of our direct investments in real estate developments totaling $1.4 million. These upward revisions in estimates do not affect any previously impaired investments in real estate as management accounted for the impairment previously taken as a change in cost basis for those two properties. Consequently, any previous impairment recorded prior to January 1, 2005 will not reverse until those properties are sold. However, these adjustments have been reflected in our non-GAAP measure - net realizable value of investments below. The changes in estimates, both upward and downward, were based upon revised market information available at the time we prepared this Form 10-K.

In addition to our recurring operating expenses, we incurred legal expenses and REO carrying costs related to our non-performing investments of $0.8 million for the nine months ending September 30, 2005 compared with $1.5 million during the nine months ended September 30, 2004. The decrease in costs was due the payment of a $650,000 legal settlement during 2004. During the year ended December 31, 2004 and 2003 we reported legal expenses and REO carrying costs related to our non-performing investments of $3.2 million and $1.3 million, respectively. During 2004 we incurred costs of approximately $1.8 million in settlement of lawsuits, which were one time events and comprise the difference in costs. These expenses depend, to a large degree, upon our ability to complete and sell these non-performing investments according to our estimates. T
 Since December 31, 1999, all interest costs have been capitalized as a cost of our investments. Interest cost associated with our borrowings was $345,426 during the nine months ended September 30, 2005 compared with $177,074 during the nine months ended September 30, 2004. The increase is due to additional debt we have added from our construction loan and the secured loan from Mid-Peninsula Bank. During the years ended December 31, 2004 and 2003, our interest costs were $256,886 and $1,590,531, respectively. Our interest costs decreased substantially during the year ended December 31, 2004 compared with 2003 as we used proceeds from the repayment of our investments to repay our secured and unsecured debt. See Note 7 to the Consolidated Financial Statements included as
Item 8 of this Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity means the need for, access to and uses of cash. Our principal source of liquidity is the repayment of our real estate investments. Our principal demands for liquidity are funds that are required to satisfy obligations under existing loan commitments, operating expenses, interest expense associated with our indebtedness and debt repayments.

Sources of Cash

As of September 30, 2005 our primary source of liquidity was the collection of our investments in real estate and our $22 million construction loan from China Trust Bank. We do not currently have an open private placement for the sale of our stock and do not expect to sell stock for the foreseeable future. Additionally, we are currently not soliciting or accepting applications to issue new unsecured notes payable. However, we do have the ability to borrow money from various financial institutions using our real estate investments as collateral if we determine that we need additional liquidity.

We typically receive repayment on our investments when the development has been completed and sold to third parties. Accordingly, our repayments are a function of our developers' ability, or our ability in the case of REO properties, to complete and sell the development properties in which we have invested. During the nine months ended September 30, 2005 we received repayments, including income, totaling $37.0 million compared with $37.6 million and $65.2 during the years ended December 31, 2004 and 2003. The following table summarizes our liquidity expectations for the 15 investments we held at September 30, 2005. The expected proceeds in the table are higher than our net realizable value estimates because they include our estimated costs to complete.

                                                     Expected Proceeds
                                               ------------------------
Scheduled investment completion:
Complete                                                     9,855,000
Three months ended 12/31/05                                    202,433
Three months ended 3/31/06                                  19,866,696
Three months ended 6/30/06                                  27,723,448
Three months ended 9/30/06                                   6,647,887
Three months ended 12/31/06                                  3,452,004
Three months ended 3/31/07                                   9,428,835
Three months ended 6/30/07                                   6,393,963
Three months ended 9/30/07                                     600,000
Three months ended 12/31/07                                    600,000
Three months ended 3/31/08                                          --
Three months ended 6/30/08                                   1,000,000
Three months ended 9/30/08                                     550,000
                                               ------------------------
      Total                                              $  86,320,266
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

Uses of Cash

The following table sets forth the projected timing and amount of our obligations through 2008, without taking into account new investments that may be made during future periods:

Obligation                                       Year Ended        Year Ended
                                    Total           9/30/06           9/30/07
------------------------ ----------------- ----------------- -----------------

Investment fundings         $  28,046,928     $  28,046,928     $          --
Office lease                      107,400            85,800            21,600
Secured notes payable           8,034,447         8,034,447                --
                         ----------------- ----------------- -----------------
                            $  36,188,775     $  36,167,175     $      21,600
                         ================= ================= =================

Investment fundings are the largest use of our cash. During the nine months ended September 30, 2005 we invested $26.1 million in new and continuing development projects compared with $14.0 million during the nine months ended September 30, 2004. Our investments totaled $23.1 million and $26.1 million during the years ended December 31, 2004 and 2003.

At September 30, 2005 we estimated the costs to complete our direct investments in real estate developments plus the remaining funding obligation on our joint venture investments in real estate developments was $28.0 million, $13.5 million of which is related to our Property 2216. We have a $22 million construction loan in place with proceeds of $21.2 million to fund these construction costs. These amounts will be funded as construction progresses on our investments. As of September 30, 2005 we had drawn $5.9 million against this commitment to fund construction costs. The exact timing of the investment fundings is dependent on several factors including weather, governmental regulation and developer related issues, so the timing of investment fundings in the above table is an estimate based on information available to us at this time. Additionally, we expect the amount of actual investment fundings to be higher than our obligation existing at September 30, 2005 as we continue to make and fund new investments in future periods.

Our secured notes payable include the construction loan discussed above and a $2.1 million loan from a bank. The notes payable are secured by two of our direct investments in real estate development and we expect they will be repaid from the sale proceeds of the secured properties.

Stock Repurchases

In the past, we have provided liquidity to our stockholders through the repurchase of outstanding shares. Because our stock does not trade in any secondary market, no market value exists for our stock and another method must be used to determine the repurchase price. The Board of Directors has used the net realizable value of the Company's assets to guide determinations of repurchase price.

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

The information presented below reconciles the differences between US GAAP and the estimated realizable value of our investments.

                                                              September 30, 2005   December 31, 2004
                                                             ------------------- -------------------
Loans receivable secured by real estate                         $     6,575,000     $            --
Joint Venture investments in real estate developments                12,483,029          18,455,557
Direct investments in real estate developments                       34,041,268          42,776,676
                                                             ------------------- -------------------

Total investments in real estate per US GAAP                         53,099,297          61,232,233
Add:   GAAP impairments                                               4,817,726          12,983,702
       Accrued interest and points                                   11,963,772          20,249,047
Less:  Capitalized interest                                          (1,347,238)         (2,186,797)
                                                             ------------------- -------------------
Balance owed on real estate investments                              68,533,557          92,278,185
Amount estimated uncollectible                                      (10,260,218)        (21,790,293)
                                                             ------------------- -------------------
Estimated realizable value of investments in real estate        $    58,273,339     $    70,487,892
                                                             =================== ===================


Net Realizable Value of Assets per Share

The following calculation determines the estimated net realizable value of our stock at September 30, 2005 and December 31, 2004:

                                                              September 30, 2005   December 31, 2004
                                                             ------------------- -------------------
Cash                                                            $    14,436,243      $    7,897,242
Other assets                                                            214,435             752,042
Estimated realizable value of investments in real estate             58,273,339          70,487,892
                                                             ------------------- -------------------
Total realizable assets                                              72,924,017          79,137,176
Total liabilities                                                    (9,931,709)         (3,524,585)
                                                             ------------------- -------------------
Estimated net realizable assets                                      62,992,308          75,612,591
Shares outstanding                                                   14,991,325          18,304,168
                                                             ------------------- -------------------
   Estimated net realizable assets per share                    $          4.20     $          4.13
                                                             =================== ===================

Our estimated realizable value of investments in real estate decreased by approximately $12.2 million due to net repayments of investments we received during the nine months ended September 30, 2005. Additionally, our liabilities increased by approximately $6.3 million as we financed the costs of improvements on our San Jose project from the proceeds of our construction loan. The decrease in our net realizable assets of $12 million reflects the cash used to repurchase our stock, as described below.

On January 28, 2005, the Company offered to purchase up to 3,314,917 shares of its stock for a price of $3.62 per share. The Offer terminated on March 1, 2005, and a total of 6,714,420 shares were tendered and not withdrawn as of such date. In accordance with the terms of the offer the Company agreed to purchase a total of 3,314,929 shares at $3.62 per share for a total payment of $12,000,043. As the number of shares tendered exceeded the maximum number of shares the Company offered to purchase, each tendering shareholder received payment for a prorated number of shares purchased. The proration factor was 49.37%. Subsequent to the closing of the offer, the Company agreed to accommodate the request of a shareholder who requested to withdraw 2,086 shares, and reducing proceeds by $7,508, from shares which the Company agreed to purchase under the terms of the offer. After completion of the Offer, and the subsequent withdrawal of 2,086 from the shares the Company agreed to purchase, a total of 14,991,325 shares remain issued and outstanding.

In October 2005 the Board of Directors announced the Company's long-term strategy to increase shareholder value and transform BellaVista into an attractive investment for both new and existing shareholders. The strategy involves a two-phased approach:

     o In the medium term, the Company needs to demonstrate a track record of consistent share price increases, and
     o In the longer term, the Company should establish a regular program to provide liquidity through a combination of distributions and share redemption.

In order to establish a track record of consistent share price increases, the Company determined that it would be necessary to reinvest all capital and earnings over the next three years and, as a result, Company funds will not be used to pay dividends or distributions or redeem shares during this period. The Company believes that successfully achieving these goals will attract new investors and create access to other capital sources. This will allow the Company to create a liquidity program that provides regular distributions and share redemptions. This liquidity will enhance the value for all shareholders.

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

Valuation and Realizability of Investments. All of our ADC loans are classified for financial reporting purposes as joint venture investments in real estate developments (see Note 4 to the financial statements). We have foreclosed on some ADC loans that are classified as direct investments in real estate developments (Note 5). Such investments include capitalized interest and are stated at the lower of cost or fair value. Management conducts a review for impairment on an investment-by-investment basis whenever events or changes in circumstances indicate that the carrying amount of an investment may not be recoverable. Impairment is recognized when estimated expected future cash flows (undiscounted and without interest charges), typically from the sale of a completed property, are less than the carrying amount of the investment, plus estimated costs to complete. The estimation of expected future net cash flows is inherently uncertain and relies to a considerable extent on assumptions regarding current and future economics and market conditions. If, in future periods, there are changes in the estimates or assumptions incorporated into the impairment review analysis, the changes could result in an adjustment to the carrying amount of the investments. To the extent that there is impairment, the excess of the carrying amount of the investment over its estimated fair value, less estimated selling costs, will be charged to income. In accordance with this policy, we recorded a provision for impairment of investments in real estate under development totaling $1,589,863, during the nine months ended September 30, 2005 compared with $3,412,560 and $27,499,639 during the years ended December 31, 2004 and 2003. We believe that all of our investments are carried at the lower of cost or fair value, however conditions may change and cause our ADC loans and REO properties to decline in value in a future period.

Loan Accounting. We have applied the guidance of AICPA Practice Bulletin 1, Purpose and Scope of AcSEC Practice Bulletins and Procedures for Their Issuance,
Exhibit I in accounting for our investment loans as real estate acquisition, development, or construction (ADC) arrangements. In accordance with the ADC accounting rules, we treat these loans as if they were real estate joint ventures, and thus we do not accrue income for interest and points on our ADC loans until the sale or refinancing of a property. Revenue from interest and points from these ADC loans is recognized as cash is received from the sale or refinancing of such properties. ADC loans are classified as joint venture investments in real estate developments and direct investments in real estate developments (see Notes 4 and 5 to the financial statements) and include amounts funded under the loan agreements and capitalized interest expense. In addition to ADC loans, we have made direct equity investments in real estate joint ventures. These joint venture investments are accounted for in the same manner as our ADC loans and are classified as joint venture investments in real estate developments. If our ADC loans qualified as loans under GAAP, interest and points would be recognized as income in periods prior to the sale of the underlying property.

ITEM 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Required financial statements and supplementary data are included in this Form 10-K commencing on page FS-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On September 1, 2005, the Company received the resignation of Grant Thornton, LLP ("Grant Thornton") as its principal independent accountants.

Grant Thornton's report on the Company's financial statements for the year ended December 31, 2004 did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles. During the Company's fiscal year ended December 31, 2004, and the subsequent interim periods through September 1, 2005, the date of Grant Thornton's resignation, there were no disagreements with Grant Thornton on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of Grant Thornton would have caused it to make reference to the subject matter of the disagreement in connection with its report on the financial statements for that period, nor have there been any "reportable events" as defined under Item 304(a)(1)(v) of Regulation S-K during such period.

On November 15, 2005 the Company engaged Pohl, McNabola, Berg + Company as its principal accountants.

ITEM 9A.  CONTROLS AND PROCEDURES

Management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the SEC, internal control over financial reporting is a process designed by, or under the supervision of, the Company's principal executive and principal financial officers and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statement for external purposes in accordance with generally accepted accounting principles.

The Company's internal control over financial reporting is supported by written policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company's assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statement in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of the Company's management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Under the supervision of Michael Rider, the Company's Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities Exchange Act of 1934) as of September 30, 2005. Based on that evaluation, Mr. Rider has concluded that those controls and procedures were effective in making known to them, on a timely basis, the material information needed for the preparation of this Report on Form 10-K. There were no significant changes in the Company's internal controls or in other factors that could significantly affect those internal controls since the date of their evaluation.

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

The Company believes that the issues raised above as (ii) during the 2003 audit were resolved during 2004 by a combination of the reduction in company assets and the redistribution of certain duties performed by the CEO and CFO to other members of the management team. The company is currently evaluating its personnel needs as part of its capital resource budgeting for 2006 and believes that staffing levels are adequate to support its current business requirements.

ITEM 9B.  OTHER INFORMATION

None.


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our Board of Directors consists of five director positions. Our directors, executive officers and senior officers and their positions, as of the date of this filing, are:

   Name                               Position

 Michael Rider                        Chief Executive Officer, Chief Financial
                                         Officer and Director
 William Offenberg                    Chairman
 Robert Puette                        Director
 Jeffrey Black                        Director
 Patricia Wolf                        Director
 Eric Hanke                           Vice President, Business Development

       The business background and experience of our directors and executive officers is as follows:

       Michael Rider, age 43, is a co-founder, director, Chief Executive Officer and Chief Financial Officer of the Company. Mr. Rider's term of office as a director expires in 2008. Mr. Rider was controller, then Chief Financial Officer for The Plymouth Group and its successor, TPG Development Corporation, a San Francisco Bay Area real estate development company from 1991 until 1998. From 1986 to 1990 Mr. Rider was senior accountant with Kenneth Leventhal & Company, a national public accounting firm specializing in real estate accounting and advisory services. Mr. Rider is a certified public accountant and a member of the Urban Land Institute. Mr. Rider received a B.A. degree in Economics/Business from the University of California Los Angeles.

         William Offenberg, age 52, has been a member of the Board since July 2005. Prior to joining the Board, Mr. Offenberg acted as a consultant to the Board since July 2004. Currently Mr. Offenberg serves on the Boards of UAV Entertainment, a distributor of video and audio content and UTTC, a contract electronics manufacturer. From 1998 to 2005, Mr. Offenberg was an Operating Partner at Morgenthaler Partners, a $2 billion private equity firm, where he specialized in recapitalizations and leveraged buyouts. In his capacity as

Operating Partner, Mr. Offenberg has served as CEO of UAV Entertainment, President of Sheldahl Materials and Flex Interconnect Divisions and a member of the Board of Directors of Apsco, a contract electronics manufacturer. Between 1993 and 1997, Mr. Offenberg was President and Chief Executive Officer of Gatan International, a developer of scientific instrumentation. Prior to joining Gatan, Mr. Offenberg was President of Spectra-Physics Analytical from 1986 to 1993. Between 1977 and 1986, Mr. Offenberg held various management positions at Perkin-Elmer's Instrument Group. Mr. Offenberg began his career as a chemist at Atlantic Richfield. Mr. Offenberg has degree in Chemistry from Bowdoin College and did graduate work in analytical chemistry at Indiana University.

       Robert Puette, age 63, is the President of Puette Capital Management, Inc., an investment and consulting company that he founded in 2005. He has been a member of the BellaVista Board since March 1, 2002. Prior to such time, Mr. Puette served as an advisory director to the Company. Between 2001 and 2004, Mr. Puette was a partner at the WK Technology venture capital firm. Between 1997 and 2000, Mr. Puette was the President, Chief Executive Officer, and member of the Board of Directors of Centigram Communications Corporation (NASDAQ), a communications technology firm. Prior to his position at Centigram, from 1995 to 1997, Mr. Puette served as President, CEO and Chairman of the Board of Directors at NetFRAME Systems (NASDAQ), a high-availability computer server company, and from 1990 to 1993, Mr. Puette served as President of Apple USA, Apple Corporation (NASDAQ). Prior to 1990, Mr. Puette served as a Group General Manager of Hewlett-Packard Corporation (NYSE). Mr. Puette is also on the Boards of Cupertino Electric Corporation (Private), iPolicy Networks Corporation (Private), Bentek Corporation (Private), Fat Spaniel Corporation (Private) and Aether Wire Corporation (Private). He is also a former director of Cisco Systems (NASDAQ). Mr. Puette holds a BSEE degree from Northwestern University and a MSOR degree from Stanford University.

         Jeffrey Black, age 50, is a Senior Vice President in the Silicon Valley office of Grubb & Ellis, a national real estate company, where he has worked since 1977. In his 28 years as a real estate broker, he has concluded real estate transactions in excess of $1 billion. Notable clients that Mr. Black has represented include eBay, Altera, Amdahl, AT&T, Exxon Corporation, Marriott, TRW Corporation, VLSI Technology, Steelcase, Advanced Micro Devices and Ernst & Young. He has been named one of the Top 10 Brokers Nationwide (Grubb & Ellis
2003); No. 4 Broker in Silicon Valley (San Jose Business Journal 2003); the Hall of Fame Award (Association of Silicon Valley Brokers 1997). Mr. Black has a Bachelor's of Science and Commerce degree in Finance from the University of Santa Clara.

       Patricia Wolf, age 59, is currently Vice Chair of the Board of Trustees for Ottawa University where she focuses on strategic planning issues. From 1986 until 2002 she was employed by Management Technology America, the computer software company she founded in 1986. In 1999, Ms. Wolf sold Management Technology America to a company listed on the NYSE. During the period from 1999 to 2002 she continued her employment with Management Technology America. Ms. Wolf holds a Bachelor's degree in Business Administration and a Master's degree in Management, both from Ottawa University.

       Eric Hanke, 36, is the Vice President of Business Development. His activities include overseeing the origination of new investment opportunities and capital raising activities, marketing and investor relations. Prior to joining Primecore, Mr. Hanke was an investment-banking associate with Arthur Andersen's Real Estate Capital Markets Group based in San Francisco and Washington D.C. He is a member of the Urban Land Institute and is a licensed real estate broker. Mr. Hanke earned his B.A. in economics from the University of California at Irvine and an MBA, with an emphasis in real estate and finance, from the Marshall School of Business at the University of Southern California.

Compensation of Directors

None of the directors of the Company who also serve as executive officers or employees receives any separate compensation for service on our Board of Directors or on any Board committee. As Chairman of the Board, Mr. Offenberg receives annual compensation totaling $30,000 while Messrs. Puette, Black and Ms. Wolf receive $25,000 each for their participation in our standard board meetings. All directors independent of management are also compensated $1,000 for every special board meeting they attend. Our charter obligates us to indemnify our directors and officers and to pay or reimburse expenses for such individuals in advance of the final disposition of a proceeding to the maximum extent permitted from time to time by Maryland law. The Maryland General Corporation Law, the "Maryland GCL", permits a corporation to indemnify its present and former directors and officers, among others, against judgments, penalties, fines, settlements and reasonable expenses actually incurred by them in connection with any proceeding to which they may be made a party by reason of their service in those or other capacities, unless it is established that (a) the act or omission of the director or officer was material to the matter giving rise to the proceeding and (1) was committed in bad faith, or (2) was a result of active and deliberate dishonesty, (b) the director or officer actually received an improper personal benefit in money, property or services, or (c) in the case of any criminal proceeding, the director or officer had reasonable cause to believe that the act or omission was unlawful.

Terms of Directors and Officers

Our Board of Directors consists of the number of persons as shall be fixed by the Board of Directors from time to time by resolution to be divided into three classes, designated Class I, Class II and Class III, with each class to be as nearly equal in number of directors as possible. Currently there are five director positions. Mr. Puette is a Class I director and his term expires in 2006. Mr. Black and Ms. Wolf are Class II directors and their terms expire in 2007. Mr. Rider and Mr. Offenberg are Class III directors, and their terms expire in 2008. At each annual meeting, the successors to the class of directors whose term expires at that time are to be elected to hold office for a term of three years, and until their successors are elected and qualified, so that the term of one class of directors expires at each annual meeting.

For any vacancy on the Board of Directors, including a vacancy created by an increase in the number of directors, the vacancy may be filled by election of the Board of Directors or the shareholders, with the director so elected to serve until the next annual meeting of shareholders, if elected by the Board of Directors, or for the remainder of the term of the director being replaced, if elected by the shareholders; any newly-created directorships or decreases in directorships are to be assigned by the Board of Directors so as to make all classes as nearly equal in number as possible. Directors may be removed only for cause and then only by vote of a majority of the combined voting power of shareholders entitled to vote in the election for directors. Subject to the voting rights of the holders of the stock, the charter may be amended by the vote of a majority of the combined voting power of shareholders, provided that amendments to the article dealing with directors may only be amended if it is advised by at least two-thirds of the Board of Directors and approved by vote of at least two-thirds of the combined voting power of shareholders. The effect of these as well as other provisions of our charter and bylaws may discourage takeover attempts and make more difficult attempts by shareholders to change management.

Executive officers are appointed by the Board of Directors, serve at the Board's pleasure and may be removed from office at any time without cause. There are no family relationships among any of our directors or executive officers.

Audit Committee

The Company has no separate audit committee. The Board of Directors acts as the audit committee for all purposes relating to communications with the auditors and responsibility for oversight of the audit. The Board of Directors has an independent member, Robert Puette, with financial expertise gained as an executive of and former audit committee member of public company Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of copies of the Forms 3, 4 and 5 and amendments thereto furnished to the Company with respect to the transition period ended 2005, or written representations that no such reports were required to be filed with the Securities and Exchange Commission, the Company believes that, except as noted below, during 2005 all directors and officers of the Company and beneficial owners of more than 10% of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act filed their required Forms 3, 4, or 5, as required by Section 16(a) of the Securities Exchange Act of 1934, as amended. Directors William Offenberg, Jeffrey Black and Patricia Wolf were required to file Statements of Beneficial Ownership on Form 3 upon their appointment to the Board in July 2005. Ms. Wolf filed her Form 3 in November 2005, Mr Offenberg filed his Form 3 in December 2005 and Mr. Black filed his Form 3 in January 2006. Eric Hanke was required to file a Form 3 upon his appointment to an executive officer position in September 2004, and a Form 4 upon his acquisition of Company shares in November 2004. Mr. Hanke filed a Form 3 and a Form 5 (fulfilling the delinquent Form 4 filing requirement) in November, 2005.

Code of Ethics

The Company has adopted a Code of Ethics applicable to the Chief Executive Officer, the Chief Financial Officer, and the principal accounting officer. The Company's Code of Ethics is set forth as Exhibit 14.1 to this report.

ITEM 11.     EXECUTIVE COMPENSATION.

The following table presents executive compensation information for the nine month period ending September 30, 2005:

                                                                                              Total
Name and Principal Position              Fiscal Year         Salary          Bonus     Compensation
Michael Rider
Chief Executive Officer, Director               2005      $ 235,096         $   --       $  235,096
Eric Hanke
Vice President, Secretary                       2005        123,750             --          123,750

The Company has not paid or granted any form of non-cash compensation to it's executive officers or directors during the periods covered by this report.

The terms of employment contracts between the Company and each of Mr. Rider and Mr. Hanke are set forth in Exhibits 10.1 and 10.2, respectively, to this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table presents information regarding the beneficial ownership of our capital stock as of September 30, 2005 of: (1) each of our directors and executive officers; and (2) all of our directors and executive officers as a group. As of the date of this report, no person is known by us to own beneficially five percent or more of our outstanding capital stock. Unless otherwise indicated in the footnotes to the table, the beneficial owners named have, to our knowledge, sole voting and investment power with respect to the shares beneficially owned, subject to community property laws where applicable.

                                                    Number             Percent
 Title of Class    Beneficial Owner              of Shares            of Class
                                         ------------------ -------------------

 Common Stock      Robert Puette                   405,241                2.70
                   Jeffrey Black                   267,341                1.78
                   Patricia Wolf                   167,030                1.11
                   William Offenberg               107,404                0.72
                   Michael Rider                    12,164
                                                                             *
                   Eric Hanke                        2,170                   *
                                         ------------------ -------------------

                      Total                        961,350                6.41
                                         ================== ===================

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

On March 19, 2004, Susan Fox resigned as President, Chief Executive Officer and Director of BellaVista Capital, Inc. Ms. Fox was retained as a consultant to the company for a period of 12 months in order to assist with any issues that occur in connection with the transition of management. For her services she was paid $30,000 per month. We also agreed to compensate Ms. Fox for her assistance in recovery of legal actions we have brought on some of our former developers. Our agreement with her provides that she will receive 5% of any sums we actually collect from such legal proceedings. Additionally, we purchased certain furniture, computer equipment and software from her company, Primecore Funding Group, for $200,000. Finally, we entered into an agreement to lease the building at 99 El Camino Real, a property owned by 99 El Camino Partners, LLC, a limited liability company in which Susan Fox is the sole member, at a monthly rate of $25,000 through June 30, 2004 and then decreased to $20,000 per month through December 31, 2004. The agreement also provides that we will pay for real estate taxes, insurance and maintenance expenses associated with the building.



                                     PART IV

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The Company accrues expenses associated with principal accountant fees and services in the year being audited or serviced. The following table presents the expenses accrued by the Company for such fees and services:

                                  Nine months                Year
                                        ended               ended
                           September 30, 2005   December 31, 2004
                           ---------------------------------------
Audit fees                          $ 248,208           $ 254,094
Audit-related fees                         --                  --
Tax fees                               33,269              16,744
All other fees                             --                  --
                            --------------------------------------

   Total                            $ 281,477           $ 270,838
                            ======================================

Tax fees are comprised of fees related to the preparation and filing of the Company's federal and applicable state tax returns.

The Company does not have an independent audit committee, and the full board of directors therefore serves as the audit committee for all purposes relating to communication with the Company's auditors and responsibility for the Company audit. All engagements for audit services, audit related services and tax services are approved in advance by the full board of directors of the Company. The Company's Board of Directors has considered whether the provision of the services described above for the nine month transition period ended September 30, 2005 and the year ended December 31, 2004, is compatible with maintaining the auditor's independence.

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


ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a. Financial Statements. The following financial information is included as a separate section of this Annual Report on Form 10-K:

     1.   Report of Independent Registered Public Accounting Firms
     2.   Consolidated  Balance Sheets as of September 30, 2005 and December 31,
          2004
     3. Consolidated Statements of Operations for the nine months ended September 30, 2005 and the years ended December 31, 2004 and 2003
     4. Consolidated Statement of Shareholders' Equity for the nine months ended September 30, 2005 and the years ended December 31, 2004 and 2003
     5. Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 and the years ended December 31, 2004 and 2003
     6. Notes to Consolidated Financial Statements nine months ended September 30, 2005 and the years ended December 31, 2004 and 2003


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

     4.1 Registration Rights Agreement is incorporated by reference to Exhibit 4.1 to the Company's Form 10-12 G/A, previously filed on April 28, 2000

     4.2 Founder's Registration Rights Agreement is incorporated by reference to Exhibit to the Company's Form 10-12 G/A, previously filed on April 28, 2000

     4.3 Management Agreement dated March 30, 1999 is incorporated by reference to Exhibit 10 to the Company's Form 10-12 G/A, previously filed on April 28, 2000

     10.1 Compensation Agreement between BellaVista Capital, Inc. and Michael Rider is incorporated by reference to Exhibit 10.1 to the Company's 2004 Form 10-K, previously filed on May 9, 2005

     10.2 Compensation Agreement between BellaVista Capital, Inc. and Eric Hanke is incorporated by reference to Exhibit 10.1 to the Company's 2004 Form 10-K, previously filed on May 9, 2005

     10.3 Legal Services Retention Agreement between BellaVista Capital, Inc. and Ben Hamburg is incorporated by reference to Exhibit 10.1 to the Company's 2004 Form 10-K, previously filed on May 9, 2005

     14.1 Code of Ethics is incorporated by reference to Exhibit 14.1 to the Compnay's 2003 Form 10-K, previously filed on April 14, 2004

     31.1           Certification of Chief Executive Officer and Chief Financial
                    Officer

     32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


c.       Financial Statement Schedules

None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                  Capacity                           Date

                           Chief Executive Officer, Chief
/s/ Michael Rider          Financial Officer and Director     January 13, 2006
--------------------------
Michael Rider

/s/ William Offenberg      Chairman                           January 13, 2006
--------------------------
William Offenberg

/s/ Robert Puette          Director                           January 13, 2006
--------------------------
Robert Puette

/s/ Jeffrey Black          Director                           January 13, 2006
--------------------------
Jeffrey Black

/s/ Patricia Wolf          Director                           January 13, 2006
--------------------------
Patricia Wolf

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




                                                                         Page No
                                                                         -------


Report of independent registered public accounting firm - Pohl,
McNabola, Berg + Company LLP                                                FS-1


Report of independent registered public accounting firm - Grant
Thornton LLP                                                                FS-2


Consolidated balance sheets as of September 30, 2005 and December 31, 2004  FS-3

Consolidated  statements of operations for the nine months ended
September 30, 2005 and the years ended December 31, 2004 and 2003           FS-4


Consolidated statements of shareholders' equity for the nine months ended
September 30, 2005 and the years ended December 31, 2004 and 2003           FS-5


Consolidated statements of cash flows for nine months ended
September 30, 2005 and the years ended December 31, 2004 and 2003           FS-6


Notes to consolidated financial statements                                  FS-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Shareholders and Board of Directors of BellaVista Capital, Inc.

We have audited the accompanying consolidated balance sheets of BellaVista Capital, Inc., as of September 30, 2005 and the related consolidated statements of operations, shareholders' equity, and cash flows for the nine months ended September 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BellaVista Capital, Inc. as of September 30, 2005, and the results of its consolidated operations and its consolidated cash flows for the nine month period ended September 30, 2005, in conformity with accounting principles generally accepted in the United States of America.


                                            Pohl, McNabola, Berg + Company, LLP


San Francisco, California
December 19, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Shareholders and Board of Directors of BellaVista Capital, Inc.

We have audited the accompanying consolidated balance sheet of BellaVista Capital, Inc., as of December 31, 2004 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BellaVista Capital, Inc. as of December 31, 2004, and the results of its consolidated operations and its consolidated cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.


                                                           Grant Thornton LLP


San Francisco, California
April 27, 2005

                                       BELLAVISTA CAPITAL, INC.

                                     CONSOLIDATED BALANCE SHEETS




                                                                            September 30, 2005      December 31, 2004
                                                                         ---------------------- ----------------------
ASSETS:

Loans receivable secured by real estate..................................        $   6,575,000             $       --
Joint venture investments in real estate developments ...................           12,483,029             18,455,557
Investments in real estate held for sale.................................           34,041,268             42,776,676
Cash and cash equivalents................................................           14,436,243              7,897,242
Fixed assets, net of $42,770 and $21,170 accumulated depreciation
   at September 30, 2005 and December 31, 2004, respectively.............               71,773                 87,914
Other assets, net........................................................              214,435                752,043
                                                                         ---------------------- ----------------------

        Total assets.....................................................        $  67,821,748          $  69,969,432
                                                                         ====================== ======================


LIABILITIES AND SHAREHOLDERS' EQUITY:

Secured notes payable....................................................            8,034,447              3,185,000
Accounts payable and accrued expenses....................................            1,897,262                339,585
                                                                         ---------------------- ----------------------

        Total liabilities................................................            9,931,709              3,524,585

Commitments and contingencies (see note 11)

Common stock: par value $0.01, 50,000,000 shares
   authorized at September 30, 2005 and December 31, 2004;
   14,991,325 and 18,304,168 shares issued and
   outstanding at September 30, 2005 and December 31, 2004,
   respectively..........................................................          201,216,369            213,208,861
Accumulated dividends and distributions..................................          (90,621,455)           (90,621,455)
Accumulated deficit......................................................          (52,704,875)           (56,142,559)
                                                                         ---------------------- ----------------------

        Total shareholders' equity.......................................           57,890,039             66,444,847
                                                                         ---------------------- ----------------------

        Total liabilities and shareholders' equity.......................         $ 67,821,748          $  69,969,432
                                                                         ====================== ======================



                                   The accompanying notes are an integral part of these statements.

                                       BELLAVISTA CAPITAL, INC.

                               CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                 Nine Months Ended            Year Ended            Year Ended
                                                                September 30, 2005     December 31, 2004     December 31, 2003
                                                              --------------------- --------------------- ---------------------
REVENUES:
Income from real estate developments..........................       $   5,720,791        $    3,497,655        $   11,372,436
Interest income...............................................             164,651               153,395                    --
Other.........................................................              25,815               174,442                17,119
                                                              --------------------- --------------------- ---------------------
   Total revenues.............................................           5,911,257             3,825,492            11,389,555

EXPENSES:
Salaries expense..............................................             546,837               875,748                    --
Facilities expense............................................              69,143               302,690                    --
Legal and accounting expense..................................             386,303               382,436               332,359
Board of directors............................................             208,946               253,858               171,282
Administrative expense........................................              98,393               164,507                83,758
REO and non-recurring expenses................................             789,238             3,195,538             1,343,323
Depreciation..................................................              21,600                25,641                    --
Transition expenses...........................................                  --               450,832                    --
Management fees paid to Manager...............................                  --               639,698             3,808,260
Provision for impairment of real estate investments...........           1,589,863             3,412,560            27,499,639
                                                              --------------------- --------------------- ---------------------
   Total expenses.............................................           3,710,323             9,703,508            33,238,621
                                                              --------------------- --------------------- ---------------------
   Net income (loss) from operations..........................           2,200,934            (5,878,016)          (21,849,066)

OTHER INCOME (EXPENSE)
Income from legal settlements, net of collection costs........           1,236,750             1,128,000                    --
Loss on sale of fixed assets..................................                  --               (23,829)                   --
                                                              --------------------- --------------------- ---------------------
   Total other income (expense)...............................           1,236,750             1,104,171                    --
                                                              --------------------- --------------------- ---------------------
   Net income (loss)..........................................           3,437,684            (4,773,845)          (21,849,066)
   Preferred Stock dividends and distributions................                  --                    --           (10,489,238)
                                                              --------------------- --------------------- ---------------------

   Net income (loss) allocable to common stock................       $   3,437,684        $   (4,773,845)      $   (32,338,304)
                                                              ===================== ===================== =====================


Basic and diluted net income (loss) per common share..........       $        0.22        $        (0.73)      $      (323,383)
                                                              ===================== ===================== =====================


Basic and diluted weighted-average common shares outstanding..          15,719,422             6,476,866                   100
                                                              ===================== ===================== =====================





                               The accompanying notes are an integral part of these statements.

                                    BELLAVISTA CAPITAL, INC.

                          CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND THE YEARS ENDED
                                   DECEMBER 31, 2004 AND 2003



                                      Preferred Stock               Common Stock
                                --------------------------- ---------------------------

                                                                                          Accumulated
                                                                                        Dividends and   Accumulated
                                       Shares        Amount        Shares        Amount Distributions       Deficit         Total
                                ------------- ------------- ------------- ------------- ------------- ------------- -------------
Shareholders' equity at January
   1, 2003......................  22,496,804  $226,079,882           100   $         1  $(80,132,217) $(29,519,648) $116,428,018
Issuance of preferred stock
   under dividend reinvestment
   plan.........................         235         1,499            --            --            --            --         1,499
Adjustment for dividend
   reinvestment.................      (9,433)      (94,330)           --            --            --            --       (94,330)
Redemptions of preferred stock..    (257,867)     (844,190)           --            --            --            --      (844,190)
Dividends and distributions
   paid to preferred
   shareholders.................          --            --            --            --   (10,489,238)           --   (10,489,238)
 Net loss.......................          --            --            --            --            --   (21,849,066)  (21,849,066)
                                ------------- ------------- ------------- ------------- ------------- ------------- -------------
Shareholders' equity at
   December 31, 2003 ...........  22,229,739  $225,142,861           100   $         1  $(90,621,455) $(51,368,714)  $83,152,693
Redemptions of Stock............  (2,746,487)   (7,625,644)   (1,179,184)   (4,308,357)           --            --   (11,934,001)
Conversion of Preferred Stock... (19,483,252) (217,517,217)   19,483,252   217,517,217            --            --            --
Net loss........................          --            --            --            --            --    (4,773,845)   (4,773,845)
                                ------------- ------------- ------------- ------------- ------------- ------------- -------------
Shareholders' equity at                   --            --    18,304,168  $213,208,861  $(90,621,455) $(56,142,559)  $66,444,847
   December 31, 2004 ...........
Redemptions of stock............          --            --    (3,312,843)  (11,992,492)           --            --   (11,992,492)
Net income......................          --            --            --            --            --     3,437,684     3,437,684
                                ------------- ------------- ------------- ------------- ------------- ------------- -------------
Shareholders' equity at
   September 30, 2005 ..........          --            --    14,991,325  $201,216,369  $(90,621,455) $(52,704,875)  $57,890,039
                                ============= ============= ============= ============= ============= ============= =============




                                   The accompanying notes are an integral part of these statements.

                                      BELLAVISTA CAPITAL, INC.

                                CONSOLIDATED STATEMENTS OF CASH FLOW



                                                                 Nine Months Ended            Year Ended            Year Ended
                                                                September 30, 2005     December 31, 2004     December 31, 2003
                                                              --------------------- --------------------- ---------------------

 CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss).......................................   $       3,437,684      $     (4,773,845)    $     (21,849,066)
    Adjustments to reconcile net (loss) income to
       net cash provided by (used in) operating activities:
         Depreciation.........................................              21,600                25,641                    --
         Loss on sale of furniture............................                  --                23,829                    --
         Provision for impairment.............................           1,589,863             3,412,560            27,499,639
         Increase (decrease) in accrued expenses and other....              68,719               (17,543)             (568,411)
         Decrease (increase) in other assets, net.............             115,325               752,429            (1,178,227)
                                                              --------------------- --------------------- ---------------------
           Net cash provided by (used in) operating
             activities.......................................           5,233,191              (576,929)            3,903,935
                                                              --------------------- --------------------- ---------------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from repayments of investments in real estate...          34,595,593            37,642,307            69,877,905
     Investments in real estate...............................         (26,141,279)          (23,105,422)          (26,146,923)
     Purchase of fixed assets.................................              (5,459)             (137,384)                   --
                                                              --------------------- --------------------- ---------------------
         Net cash provided by investing activities............           8,448,855            14,399,501            43,730,982
                                                              --------------------- --------------------- ---------------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
    Redemptions of capital stock..............................         (11,992,492)          (11,934,001)             (844,190)
     Adjustment for dividend reinvested.......................                  --                    --               (94,330)
    Borrowings under unsecured notes payable..................                  --                    --               476,679
     Repayment of unsecured notes payable.....................                  --            (4,692,517)          (10,126,707)
    Borrowings under secured notes payable....................           8,034,447                    --                    --
    Repayment of secured notes payable........................          (3,185,000)                   --            (4,508,000)
    Net repayments of secured line of credit..................                  --                    --           (14,431,132)
    Payment of preferred stock dividends......................                  --                    --           (11,800,156)
                                                              --------------------- --------------------- ---------------------
         Net cash used in financing activities................          (7,143,045)          (16,626,518)          (41,327,836)
                                                              --------------------- --------------------- ---------------------

           Net (decrease) increase in cash and cash
             equivalents......................................           6,539,001            (2,803,946)            6,307,081
           Beginning cash and cash equivalents................           7,897,242            10,701,188             4,394,107
                                                              --------------------- --------------------- ---------------------

           Ending cash and cash equivalents...................          14,436,243     $       7,897,242     $      10,701,188
                                                              ===================== ===================== =====================
 Cash paid for interest, net of amounts capitalized
    of $351,102, $256,886 and $1,743,658, for the nine
    months ending September 30, 2005 and the years
    ending December 31, 2004 and 2003, respectively...........    $             --     $              --     $              --
                                                              ===================== ===================== =====================
 SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING
   ACTIVITIES:

 Reinvested Preferred Stock dividends.........................    $             --     $              --     $           1,499
                                                              ===================== ===================== =====================

 Reinvested interest on Notes Payable.........................    $             --     $           4,264     $          65,616
                                                              ===================== ===================== =====================



                               The accompanying notes are an integral part of these statements.

                            BELLAVISTA CAPITAL, INC.

                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

                SEPTEMBER 30, 2005 AND DECEMBER 31, 2004 AND 2003


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

Change in Fiscal Year End

On November 7, 2005 the Company's Board of Directors voted to change its fiscal year end from December 31 to September 30 and adopted changes to the Company's Bylaws reflecting this change. Accordingly, these financial statements contain transitional period comparisons and disclosures.

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

In April, 2004 the Company provided certain documents requested by the Securities and Exchange Commission in connection with a letter of inquiry. During June 2004 Mr. Rider, our CEO and Ms. Fox, our former CEO, both provided voluntary testimony in connection with the inquiry. In January 2005 the Commission requested additional documentation which the Company provided in April, 2005. As of September 30, 2005 the Company had no further communication from the Commission.

                            BELLAVISTA CAPITAL, INC.

                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                   (continued)

                SEPTEMBER 30, 2005 AND DECEMBER 31, 2004 AND 2003


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

Loans Receivable Secured By Real Estate

We have originated loans secured by real estate. These loans are secured by first trust deeds, pay interest on a monthly basis and are typically additionally collateralized by personal guarantees from the principals of our borrowers. We recognize interest income on these loans during the period in which the interest is earned and recognize income on any loan fees charged under the effective interest method.

We establish and maintain credit reserves for loans receivable secured by real estate based on estimates of credit losses inherent in these loans as of the balance sheet date. To calculate the credit reserve, we assess inherent losses by determining loss factors (defaults, the timing of defaults, and loss severities upon defaults) that can be specifically applied to each loan. We follow the guidelines of Staff Accounting Bulletin No. 102, Selected Loan Loss Allowance Methodology and Documentation (SAB 102), and Financial Accounting Statement No. 5, Accounting for Contingencies (FAS 5), in setting credit reserves for our residential and commercial loans. We follow the guidelines of Financial Accounting Statement No. 114, Accounting by Creditors for Impairment of a Loan (FAS 114), in determining impairment on commercial real estate loans.

We had no impaired loans receivable as of September 30, 2005 or December 31, 2004.

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

Because our ADC loans contain many of the characteristics of investments in real estate, they are classified for financial reporting purposes in joint venture investments in real estate developments (Note 4). ADC loans with no equity

                            BELLAVISTA CAPITAL, INC.

                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                   (continued)

                SEPTEMBER 30, 2005 AND DECEMBER 31, 2004 AND 2003

participation interest are stated at the lower of cost or fair value and accounted for as an investment in real estate. Revenue from interest and points is recognized as cash is received from the sale or refinancing of such properties. ADC loans that include an equity participation interest are accounted for in the same manner as real estate in joint ventures. ADC loans include amounts funded under the loan agreements and capitalized interest expense, where applicable. If our ADC loans qualified as borrowings under US GAAP, interest and points would be recognized in income as earned instead of at the time of sale of the underlying property.

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

Income from Real Estate Developments

We recognize income from our ADC loans and REO properties as costs are recovered, generally upon the sale or refinancing of the underlying real estate to or by a third party. No interest income or points are recognized until the financed property is sold or refinanced. We compute income as the difference between cash received from the sale or refinancing of the property and the carrying value of the investments at the date of repayment. Income earned from our Loans Secured by Real Estate is included as Income from Real Estate Investments. We recognize interest income on these loans during the period in which the interest is earned and recognize income on any loan fees charged under the effective interest method.

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

                            BELLAVISTA CAPITAL, INC.

                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                   (continued)

                SEPTEMBER 30, 2005 AND DECEMBER 31, 2004 AND 2003


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

Net Loss Per Share of Common Stock

Per share amounts for our common stock are computed using the weighted average common shares outstanding during the period. Net loss used in the calculation is increased by declared dividends owed to preferred shareholders. There are currently no stock options or other dilutive common stock equivalents, and as a result, the basic and diluted weighted average common shares outstanding for the nine months ended September 30, 2005 and the years ended December 31, 2004 and 2003, are the same and are 15,719,422, 6,476,866 and 100 shares, respectively.

On September 1, 2004 all of our outstanding shares of Preferred Stock converted to common stock. The following table sets forth the basic and diluted net income (loss) per common share as if the Preferred Stock had always been common stock for the periods ended:

                                                                  Nine months
                                                                        ended         Year ended        Year ended
                                                                September 30,       December 31,      December 31,
                                                                         2005               2004              2003
                                                                                     (unaudited)       (unaudited)
                                                            ------------------ ----------------- -----------------
Basic and diluted net income (loss) per common share........   $         0.22    $        (0.23)   $        (0.97)
                                                            ================== ================= =================
Basic and diluted weighted-average common shares
   outstanding ...............................................     15,719,422        20,694,926        22,422,278
                                                            ================== ================= =================

Reclassification of Financial Statement Presentation

Certain reclassifications have been made to the 2003 and 2004 financial statements to conform with the 2005 financial statement presentation. Such reclassification had no effect on net income as previously reported.

                            BELLAVISTA CAPITAL, INC.

                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                   (continued)

                SEPTEMBER 30, 2005 AND DECEMBER 31, 2004 AND 2003

Recent Accounting Pronouncements

In September 2004, the EITF delayed the effective date for the recognition and measurement guidance previously discussed under EITF Issue No. 03-01, "The Meaning of Other-Than Temporary Impairment and Its Application to Certain Investments" ("EITF 03-01") as included in paragraphs 10-20 of the proposed statement. The proposed statement will clarify the meaning of other-than-temporary impairment and its application to investments in debt and equity securities, in particular investments within the scope of FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and investments accounted for under the cost method. The Company is currently evaluating the effect of this proposed statement on its financial position and results of operations.

In December 2004, the Financial Accounting Standards Board Statement issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4", which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and charges regardless of whether they meet the criterion of "so abnormal" that was originally stated in Accounting Research Bulletin No. 43, chapter 4. In addition, SFAS No. 151 requires that the allocation of fixed production overheads to conversion costs be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not expect the implementation of this new standard to have a material impact on its financial position, results of operations and cash flows.

In December 2004, the Financial Accounting Standards Board Statement issued SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29", which amends Opinion 29 by eliminating the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 151 is effective for a fiscal year beginning after June 15, 2005, and implementation is done prospectively. Management does not expect the implementation of this new standard to have a material impact on its financial position, results of operations and cash flows.

In December 2004, the Financial Accounting Standards Board, also known as the FASB, issued a revision to SFAS 123 "Share-Based Payment," also known as SFAS 123R, that amends existing accounting pronouncements for share-based payment transactions in which an enterprise receives employee and certain non-employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R, together with guidance included in Staff Accounting Bulletin No. 107 issued by the SEC on March 29, 2005, also known as SAB 107, eliminates the ability to account for share-based compensation transactions using APB 25 and generally requires such transactions be accounted for using a fair-value-based method. SFAS 123R applies to awards that are granted, modified, or settled in periods beginning after its applicable effective date. In April 2005, the SEC issued a release amending the effective date of SFAS 123R for each registrant to the start of the registrant's first fiscal year beginning after June 15, 2005. SFAS 123R allows for three alternative transition methods. The Company intends to adopt the prospective application method. The Company currently intends to adopt SFAS 123R and SAB 107 in the first quarter of fiscal 2006. The adoption of SFAS 123R will cause the Company to record a non-cash accounting charge as an expense each quarter in an amount approximating the fair value of such share-based compensation meeting the criteria outlined in the provisions of SFAS 123R. Currently the Company does not have any such instruments outstanding. Management does not expect the implementation of this new standard to have a material impact on its financial position, results of operations and cash flows.

In May 2005, the FASB Emerging Issues Task Force, or EITF, issued EITF No. 00-19-1 "Application of EITF Issue No. 00-19 to Freestanding Financial Instruments Originally Issued as Employee Compensation". This pronouncement clarifies existing accounting guidance relative to freestanding financial instruments originally issued as employee compensation. EITF No. 00-19-1 becomes

                            BELLAVISTA CAPITAL, INC.

                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                   (continued)

                SEPTEMBER 30, 2005 AND DECEMBER 31, 2004 AND 2003


effective concurrent with the effective date of SFAS 123R. The Company believes the adoption of this pronouncement will not have a material impact on our results of operations or financial condition.

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. Management does not expect the implementation of this new standard to have a material impact on the Company's financial position, results of operations and cash flows.

On October 5, 2005, the FASB issued FASB Staff Position (FSP) FAS 13-1, " Accounting for Rental Costs Incurred during a Construction Period". FAS 13-1 requires that the rental costs associated with ground or building operating leases that are incurred during a construction period be expensed. The FASB beleives there is no distintion between the right to use a leased asset druing the construction period and the right to use that asset after the construciton period. As prescribed, companies would be required to apply the guidance in FAS 13-1 to the first reporting beginning after December 15, 2005, with early adoption permitted for the interim periods not yet issued. Management does not expect the implementation of this new standard to have a material impact on the Company's financial position, results of operations and cash flows.


3.  LOANS RECEIVABLE SECURED BY REAL ESTATE:

                   Collateral                Maturity Date            Balance
                   --------------------- ------------------ ------------------
Loan 2724          First Trust Deed                Various         $2,750,000
Loan 2719          First Trust Deed               Feb 2007          3,825,000
                                                            ------------------

   Total                                                           $6,575,000
                                                            ==================

Loan 2724 - Loan 2724 comprises loans that are originated and serviced by Cupertino Capital, a California Real Estate broker. The loans are all secured by first deeds of trust on real property in California, pay interest monthly and most are personally guaranteed by the principals of the borrowing entities. BellaVista's investment in each loan, in most cases, is a portion of the entire loan, with other individuals or companies owning the balance of the loan receivable.

Loan 2719 - Our loan was made to a developer who is subdividing a parcel of land in East Palo Alto, California into 78 lots for construction of live/work units. The loan is secured by a first deed of trust on the development parcel, requires payments of interest only each month and is due in February 2007 and is personally guaranteed by the developer's principal partner.


4. JOINT VENTURE INVESTMENTS IN REAL ESTATE DEVELOPMENTS:

As of September 30, 2005 we had the following joint venture investments in real estate developments which are described below:

                            BELLAVISTA CAPITAL, INC.

                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                   (continued)

                SEPTEMBER 30, 2005 AND DECEMBER 31, 2004 AND 2003

                                                                                                            Remaining
                                                     Amount         Capitalized           Carrying            Funding
Description         Investment Type                Invested      Interest Costs             Amount         Obligation
------------------- ------------------- ------------------- ------------------- ------------------ ------------------
2524                Secured Loan              $    865,879      $        4,338     $      870,217      $          --
2525                Equity                       1,904,562               7,299          1,911,861          1,345,438
2526                Secured Loan                 2,835,940              12,618          2,848,558                 --
2630                Secured Loan                   468,434               1,374            469,808          5,073,073
2676                Equity                       1,223,550               3,713          1,227,263          1,926,450
2679                Secured Loan                 4,748,364               4,719          4,753,083          1,666,906
2701                Equity                         401,840                 399            402,239          3,698,160
                                        ------------------- ------------------- ------------------ ------------------
   Total                                    $   12,448,569      $       34,460     $   12,483,029      $  13,710,027
                                        =================== =================== ================== ==================

Investment 2524 - This investment is structured as a $1,200,000 loan secured by a third deed of trust on a 10.3 acre parcel in Colorado Springs, Colorado which will comprise 148 condominium units, scheduled to be constructed in phases. The loan is junior to a deed of trust in the amount of $2,392,000 and a revolving construction deed of trust totaling $4,000,000, both in favor of Ohio Savings Bank. The note was issued on May 12, 2004, bears interest at 10%, which is accrued and payable at the loan's maturity date, November 12, 2006. The note provides for additional interest equal to a percentage of the gross sales price of each completed condominium unit. We have no additional funding requirement on the non-interest portion of our commitment. The first phase of 32 units is currently selling with a number of units completed and sold.

Investment 2525 - This $3,250,000 investment is structured as an equity investment in a 1.1 acre development in East Palo Alto, California. The property was originally zoned residential and the developer applied for a change in zoning to residential/retail mixed use. On April 26, 2005 the developer received planning commission approval. The developer received approval for zoning change in June and has secured a $12.7 million construction loan. In November, 2005 the developer broke ground on construction. Our agreement with the developer provides for the payment of a preferred return on our invested capital and a portion of the development's profits.

Investment 2526 - This investment is structured as a $3,353,000 loan secured by a second deed of trust on a 6,551 square foot parcel in San Francisco, California which will comprise 32 condominium units in a six story steel frame building. Construction started in January 2005 and is expected to complete in January 2006. The loan is junior to a deed of trust in the amount of $9.3 million in favor of East West Bank. The note was issued on December 7, 2004, bears interest at 12%, which is accrued and payable at the loan's maturity date, March 15, 2006. The note provides for additional interest equal to a percentage of the gross sales price of each completed unit. We have no additional funding requirement on the non-interest portion of our commitment. As of September 30, 2005 the steel had been hung for the six stories and the contractor was installing the building siding.

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

Investment 2676 - This investment is structured as a $3.15 million equity investment in Livermore Village I, LLC for the purpose of acquiring, entitling and developing 300 condominium units on 5.5 acres in downtown Livermore,

                            BELLAVISTA CAPITAL, INC.

                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                   (continued)

                SEPTEMBER 30, 2005 AND DECEMBER 31, 2004 AND 2003

California. We supplied 90% of the equity required with the developer contributing the remaining 10%. We will receive a preferred return (pari-passu with the developer) and a share of the profits from the development. The developer is currently working with an architect to develop the site plan for the project. He expects to receive zoning approval by the end of December 2005.

Investment 2769 - This investment is structured as a $6.7 million loan secured by a first deed of trust on a 40 unit apartment building in Modesto, California. The developer plans to subdivide the apartments and sell them as condominium units. Units are expected to sell for approximately $225,000 per unit. Our investment is secured by a first deed of trust, with a repayment guarantee from the developer and bears interest at 9% per annum. In addition, we are entitled to receive a share of the profits from the development. The developer is currently working with the City of Modesto to obtain the necessary approvals to subdivide the units.

Investment 2701 - This $4,100,000 investment is structured as an equity investment in a 2-acre development in Goleta, California. The developer plans to build 37 townhome units which are expected to sell for approximately $765,000 per unit. Our joint venture agreement with the developer provides for the payment of a preferred return on our invested capital and a portion of the development's profits. Development approvals have been secured and construction is scheduled to begin by the end of January 2006.


5.   DIRECT INVESTMENTS IN REAL ESTATE DEVELOPMENTS:

As of September 30, 2005, we or our wholly-owned subsidiary, Sands Drive San Jose, Inc, held title to 6 properties which we received through foreclosure, by deed in lieu of foreclosure. The properties are described below:


                                                                                         Carrying
                          Amount Funded         Capitalized          Recognized          Amount of           Costs to
Description           (net of payments)      Interest Costs          Impairment           Property           Complete
------------------- ------------------- ------------------- ------------------- ------------------ ------------------

Property 2216               24,008,410             638,519           2,145,617         22,501,312         13,486,544
Property 2407                1,091,989              69,015                  --          1,161,004                 --
Property 2423                5,647,343             262,555           1,420,233          4,489,665                 --
Property 2465                  208,423              13,076             127,499             94,000                 --
Property 2468                2,913,513             104,328              75,978          2,941,863            207,137
Property 2518                3,676,538             225,285           1,048,399          2,853,424          1,780,279
                    ------------------- ------------------- ------------------- ------------------ ------------------

Total                       37,546,216           1,312,778           4,817,726         34,041,268         15,473,960
                    =================== =================== =================== ================== ==================

Property 2216 - This is an approximately 8-acre land parcel which has been approved for development of 72 townhomes and condominiums totaling approximately 123,372 square feet in San Jose, California. The project is currently under construction with completion of the first units scheduled for January 2006.

Property 2407 - This property originally consisted of 6 subdivided and improved lots in San Rafael, California. Two of the lots closed escrow on September 24, 2004. The purchaser of the two lots has an option to purchase the remaining four lots. The option expires on January 15, 2006 but may be extended until July 15, 2006 with a $90,000 option payment in January 2006.

Property 2423 - This property is an approximately 4,200 square foot home in Belvedere, California. We received title to the property through foreclosure on September 29, 2004. The home is complete and currently on the market for sale.

                            BELLAVISTA CAPITAL, INC.

                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                   (continued)

                SEPTEMBER 30, 2005 AND DECEMBER 31, 2004 AND 2003

Property 2465 - This project is an approximately 8,900 square foot unimproved lot in Oakland, California. The property was sold for $99,000 and closed escrow in November 2005.

Property 2468 - This property is an approximately 4,000 square foot home in Tiburon, California. We received title to the property through foreclosure on September 29, 2004. The home is complete and currently on the market for sale.

Property 2518 - This property will be an approximately 6,400 square foot home in Tiburon, California. We received title to the property through foreclosure on September 29, 2004 and, after analysis of the property, have determined that we will maximize its value by completing the property and selling it as a finished home. We have restarted construction that was halted prior to our taking title, and currently expect to complete construction during Spring 2006.


6.  PROPERTY, PLANT AND EQUIPMENT:

We had the following property,
   plant and equipment:

                                        September 30, 2005  December 31, 2004
                                        ------------------  -----------------
Computer Equipment                                 74,813             69,354
Furniture                                          39,730             39,730
                                        ------------------  -----------------

   Total furniture and equipment                  114,543            109,084
   Accumulated depreciation                       (42,770)           (21,170)
                                        ------------------  -----------------

   Furniture and Equipment, net                    71,773             87,914
                                        ==================  =================


7.  SECURED NOTES PAYABLE:


The following table describes our secured notes payable:

                            Maturity Date September 30, 2005   December 31, 2004
                       ------------------ ------------------ -------------------

First Republic Bank             May 2030       $         --     $     3,185,000
China Trust Bank                Nov 2006          5,934,447                  --
Mid-Peninsula Bank              Feb 2006          2,100,000                  --
                                          ------------------ -------------------

   Total                                       $  8,034,447     $     3,185,000
                                          ================== ===================



The note to First Republic Bank is secured by our Property 2455 and bears interest at Prime plus 0.5% (7.5% and 5.75% at September 30, 2005 and December 31, 2004, respectively). Interest only payments are due monthly and the note is due May 1, 2030. The note was paid in full upon closing of the sale of property 2455 in August 2005.

The note to China Trust Bank is a $22 million construction loan whose purpose is to finance the construction of our Villa Cortona project, Property 2216 and is owed by Sands Drive San Jose, Inc., our wholly owned subsidiary, with the

                            BELLAVISTA CAPITAL, INC.

                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                   (continued)

                SEPTEMBER 30, 2005 AND DECEMBER 31, 2004 AND 2003

Company as the guarantor. The loan bears interest at Prime plus 1.00% (8.0% and 6.25% at September 30, 2005 and December 31, 2004, respectively) and is due in June 2006.

The note to Mid-Peninsula Bank is secured by our investment number 2423 and bears interest at Prime plus 1.0% (8.0% and 6.25% at September 30, 2005 and December 31, 2004, respectively). Interest only payments are due monthly and the note matures on February 9, 2006.


8.  SHAREHOLDERS' EQUITY:

We have authorized 50,000,000 shares of capital stock with a $0.01 par value. At September 30, 2005 and December 31, 2004, there were 14,991,325 and 18,304,168 shares of common stock outstanding, respectively.

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

We had sold our Preferred Stock through private placements since our inception, issuing 26,161,438 shares at $10.00 per share. We used the proceeds from issuance of our Preferred Stock primarily to fund additional ADC loans and also for working capital purposes. We have not sold any shares since September 2002 and, as of September 30, 2005 we did not have an active private placement.

There is no public market for our stock. In the past the Company provided liquidity to shareholders with a stock redemption policy. The policy generally provided that the company would periodically make funds available for redemption at a price determined by the Board of Directors. The repurchase of shares follows guidelines set forth by the Securities and Exchange Commission for issuer tender offers.

On January 28, 2005 the Company offered to purchase up to 3,314,917 shares of common stock at a price of $3.62 per share. The Offer terminated on March 1, 2005, and a total of 6,714,420 shares were tendered and not withdrawn as of such date. In accordance with the terms of the offer the Company agreed to purchase a total of 3,314,929 shares at $3.62 per share for a total payment of $12,000,043. As the number of shares tendered exceeded the maximum number of shares the Company offered to purchase, each tendering shareholder received payment for a prorated number of shares purchased. The proration factor was 49.37%. Subsequent to the closing of the offer, the Company agreed to accommodate a shareholder who requested to withdraw 2,086 shares, and reducing proceeds by $7,551, from shares which the Company agreed to purchase under the terms of the offer. After completion of the Offer, and the subsequent withdrawal of 2,086 from the shares the Company agreed to purchase, a total of 14,991,325 shares remain issued and outstanding

In October, 2005 the Board of Directors announced the Company's long-term strategy to increase shareholder value and transform BellaVista into an attractive investment for both new and existing shareholders. The strategy involves a two-phased approach:

     o In the medium term, the Company needs to demonstrate a track record of consistent share price increases, and
     o In the longer term, the Company should establish a regular program to provide liquidity through a combination of distributions and share redemption.

In order to establish a track record of consistent share price increases, the Company determined that it would be necessary to reinvest all capital and earnings over the next three years and, as a result, Company funds will not be

                            BELLAVISTA CAPITAL, INC.

                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                   (continued)

                SEPTEMBER 30, 2005 AND DECEMBER 31, 2004 AND 2003

used to pay dividends or distributions or redeem shares during this period. The Company believes that successfully achieving these goals will attract new investors and create access to other capital sources. This will allow the Company to create a liquidity program that provides regular distributions and share redemptions. This liquidity will enhance the value for all shareholders.


9.   INCOME TAXES

On October 7, 2003 our Board of Directors voted to withdraw our REIT election effective with the tax year beginning January 1, 2004. The withdrawal of this election results in the loss of our ability to deduct the payment of dividends from our taxable income. However, as the result of losses from prior years' operations, the Company had generated a net operating loss carry forward which it can use to offset future taxable income.

At September 30, 2005 and December 31, 2004, we had U.S. federal net operating loss carryforwards of approximately $93.7 million and $81.2 million, respectively. The net operating loss carryforwards expire in various amounts between the years 2016 and 2019. If there is a change in ownership, utilization of the U.S. net operating losses may be subject to substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

Operating Loss Carryforward

Operating loss carryforwards consisted of the following:

                                          Federal          California
                                   Operating Loss      Operating Loss
                                     Carryforward        Carryforward
                              -------------------- -------------------
September 30, 2005                   $ 12,485,650         $12,485,650
December 31, 2004                      34,098,334          34,098,334
December 31, 2003                      38,176,549          22,905,929
December 31, 2002                       8,915,070           5,349,042
                              -------------------- -------------------
    Total                          $   93,675,603       $  74,838,955
                              ==================== ===================


Deferred Taxes

The significant components of the Company's deferred tax assets are as follows (in thousands):

                                         September 30, 2005   December 31, 2004
                                        -------------------- -------------------
Net operating loss carryforwards              $  36,216,109        $ 31,242,525
Income from real estate investments
   reported on tax returns but not
   includible in financial statement
   income                                         4,229,033           7,194,989
                                        -------------------- -------------------
Impairment charges reported in
   financial statements but not
   deducted on tax return                         1,919,112           5,171,980
                                        -------------------- -------------------
   Valuation allowance                          (42,364,254)        (43,609,494)
                                        -------------------- -------------------
   Net deferred tax assets                     $         --        $         --
                                        ==================== ===================

                            BELLAVISTA CAPITAL, INC.

                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                   (continued)

                SEPTEMBER 30, 2005 AND DECEMBER 31, 2004 AND 2003

As of September 30, 2005 and December 31, 2004, the Company and its subsidiaries had provided valuation allowances of approximately $42.4 million and $43.6 million, respectively, in respect of deferred tax assets resulting from tax loss carryforwards and termporary timing differences in the reporting of revenues and expenses becauseit is more likely than not that the carryforwards may expire unused and that future tax deductions may not be realized through future operations.

The following table presents the income tax provision for federal and state income taxes for the nine months ended September 30, 2005 and the years ended December 31, 2004 and 2003.


                    Nine months               Year                Year
                          Ended              Ended               Ended
             September 30, 2005  December 31, 2004   December 31, 2003
             ------------------- ------------------ -------------------
Federal                $     --           $     --           $      --
State                     2,400              2,400                 800
             ------------------- ------------------ -------------------
  Total               $   2,400         $    2,400           $     800
             =================== ================== ===================


The provision for income taxes differs from the amount that would result from applying the federal statutory rate for the nine months ended September 30, 2005 and the years ended December 31, 2004 and 2003 as follows:

                            Nine months               Year                Year
                                  Ended              Ended               Ended
                     September 30, 2005  December 31, 2004   December 31, 2003
                     ------------------- ------------------ -------------------
Stautory regular
 federal income
 tax benefit rate              (34.00)%           (34.00)%                 --%
State taxes                     (5.83)%            (5.83)%                 --%
Change in valuation
 allowance                      39.83 %            39.83 %                 --%
                     ------------------- ------------------ -------------------
   Total                            --%                --%                 --%
                     =================== ================== ===================

Prior to January 1, 2004 we were subject to tax rules related to Real Estate Investment Trusts, and accordingly, were not subject to corporate level taxes during 2003 as long as certain conditions were met. The Company believes that it complied with such conditions.


10.  TRANSACTIONS WITH AFFILIATES:

Prior to March 19, 2004, we had the following affiliates all of which were owned by Susan Fox, who, prior to such date was the President, CEO and a Director of the Company: Primecore Funding Group, Inc; 99 El Camino Partners, LLC; Primecore Properties, Inc. During the year ended December 31, 2004, Primecore Funding Group, Inc. received management fees from us, and Primecore Properties, Inc. received real estate commissions in connection with the sale of certain REO properties on which it acted as the listing broker. 99 El Camino Partners, LLC owns the building where we maintained our offices until December 31, 2004 and which we began leasing in April 2004.

                            BELLAVISTA CAPITAL, INC.

                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                   (continued)

                SEPTEMBER 30, 2005 AND DECEMBER 31, 2004 AND 2003

On December 23, 2003 we entered into an agreement, effective January 1, 2004 with Primecore Funding Group to provide management services during a period concluding on March 31, 2004.

On March 19, 2004, Susan Fox resigned as President, Chief Executive Officer and Director of BellaVista Capital, Inc. Ms. Fox was retained as a consultant to the Company for a period of 12 months in order to assist with any issues that occur in connection with the transition of management. For her services she was paid $30,000 per month beginning April 2004. We also agreed to compensate Ms. Fox for her assistance in recovery of legal actions we have brought on some of our former developers. Our agreement with her provided that she will receive 5% of any sums we collect from certain legal proceedings. During the nine months ended September 30, 2005 and the twelve months ended December 31, 2004 she received $65,000 and $63,000, respectively, in payments from BellaVista in accordance with this provision of our agreement. Additionally, in March 2004 we purchased certain furniture, computer equipment and software from her company, Primecore Funding Group, for $200,000. Finally, we entered into an agreement to lease the premises at 99 El Camino Real, a property owned by 99 El Camino Partners, LLC, a limited liability company in which Susan Fox is the sole member, through December 31, 2004, at a monthly rate of $25,000 through June 30, 2004, and then decreasing to $20,000 per month through December 31, 2004. The agreement also provided that BellaVista pay for real estate taxes, insurance and maintenance associated with the building.

As of March 19, 2004, none of these entities are affiliates of the Company and, as of the date of this filing, except as discussed in this Note 10, we have no business relationships with these entities.

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

For the nine months ended September 30, 2005, the portfolio management fees earned by Primecore Funding Group were $0 compared with $639,698 and $3,808,260 for the years ended December 31, 2004 and 2003.

                            BELLAVISTA CAPITAL, INC.

                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                   (continued)

                SEPTEMBER 30, 2005 AND DECEMBER 31, 2004 AND 2003


Real Estate Sales Commissions

We paid real estate sales commissions of $0 during the nine months ended September 30, 2005 to Primecore Properties, Inc., compared with $250,050 and $835,500 during the years ended December 31, 2004 and 2003. The commissions were paid for services provided by Primecore Properties under listing agreements to sell property acquired by us through foreclosure or deed in lieu of foreclosure. We did not enter into any new listing agreements with Primecore Properties after we terminated our contract with Susan Fox's management company.


11.   COMMITMENTS AND CONTINGENCIES:


Operating leases

The following is a schedule, by years, of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of September 30, 2005:

Year ended September 30, 2006                         $   115,462
Year ended September 30, 2007                              45,540
                                               -------------------

   Net minimum lease payments                         $  161,002
                                               ===================

Litigation

As of September 30, 2005, the Company was involved in the following litigation in which claims for damages would be material if the plaintiff prevailed:

1. Steven Mayer v BellaVista Capital, Inc. et al. A lawsuit by a shareholder seeking damages for securities violations. The Company believes it has strong and viable defenses and plans to vigourously defend the accusations.

In addition to the above matters, at September 30, 2005, the Company was involved in several legal matters in which it sought recovery from borrowers, guarantors, and others. The actions included the following:

     1. A lawsuit filed to collect against the personal guarantors on two loans. The matter was set for trial on September 13, 2004. However, prior to trial, the defendants entered into a stipulation for settlement. Under the terms of the settlement, the Company was entitled to a judgment of $6 million if the defendants do not make periodic payments totaling $4 million in accordance with a fixed schedule. The defendants timely made, on September 15 and October 8, 2004, the first two payments totaling $100,000. However, defendants thereafter defaulted in their payments, and on January 21, 2005 a judgment was entered against the defendants, Robert A. Johnston and Gregory Bock, in the amount of $5,900,000. The company is taking steps to recover the amount of the judgment. The amount of the judgment is not reflected in the financial statements, and will not be until there is collection, as collection is not reasonably assured.

     2. A lawsuit was filed to judicially foreclose upon and obtain a deficiency judgment from a borrower in connection with a loan made on a property in Palo Alto. The borrower stipulated to judgment in the amount of $750,000, which judgment has been entered. The prospect of collection of the judgment is not reasonably assured, therefore, if and when payments are received, the payments will be reflected in income. No potential recovery is currently reflected in the financial statements.

                            BELLAVISTA CAPITAL, INC.

                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                   (continued)

                SEPTEMBER 30, 2005 AND DECEMBER 31, 2004 AND 2003


     3. A lawsuit to collect against the principals of a former borrower relating to the misappropriation and diversion of loan funds for improper purposes. The Company seeks to recover all of the misappropriated funds, and has alleged damages presently believed to exceed $1,000,000. The Company has not reflected any potential recovery in its financial statements. In addition, in the same lawsuit, the Company seeks to recover approximately $900,000 as usurious interest paid by the Company to another lender on the project in order to protect the Company's security interest.

     4. A lawsuit filed to collect against the personal guarantors on loans made to develop properties which were subsequently taken back in foreclosure (properties 2423 and 2468). In October, 2005 the Company settled the case for payment of $1.1 million. The first payment of $25,000 has been received. The prospect of collection of the judgment is not reasonably assured, therefore, if and when payments are received, the payments will be reflected in income. No potential recovery is currently reflected in the financial statements.

Construction Contracts

In connection with our development of investments in real estate held for sale, we have entered into contracts with construction companies totaling $13,979,355 to complete these projects where necessary. We will make payments on these contracts as construction progresses in much the same manner we do for our investments in real estate under development.

Guarantees

We have issued indemnity agreements to insurance companies in connection with the sale of certain of our REO properties. The indemnity agreements were provided in order to induce the insurance companies to issue surety bonds covering mechanics liens recorded against properties we owned. The total amount of the surety bonds issued with respect to which we have issued indemnity agreements is $525,000. We believe that we have remedies against the mechanics lien claims and that we will not become liable for their payment as such, no amounts have been accrued in the financial statements in connection to these liens.

We have also provided indemnity agreements to insurance companies in connection with the issuance of surety bonds on behalf of our wholly owned subsidiary, Sands Drive San Jose, Inc. guaranteeing the completion of certain public utility improvements in our developments and the performance of certain requirements related to sale of real property in accordance with regulations established by the California Department of Real Estate. The total amount of the surety bonds issued with respect to which we have issued indemnity agreement is $392,902. The bonds will be released and our guarantee obligation terminated upon completion and acceptance of the improvements and conditions imposed by the Department of Real Estate.

General Uninsured Losses

We require that our borrowers carry comprehensive liability, fire, flood, extended coverage, and rental loss insurance with policy specifications, limits, and deductibles customarily carried for similar properties. Additionally, we carry insurance on our direct investments in real estate development. There are, however, certain types of extraordinary losses that may be either uninsurable or not economically insurable. Further, all of our investments are located in areas that are subject to earthquake activity, and we generally do not require our borrowers to maintain earthquake insurance. Should an investment sustain damage as a result of an earthquake, we may incur losses due to insurance deductibles, co-payments on insured losses, or uninsured losses. Should an uninsured loss occur, we could lose our investment in, and anticipated profits and cash flows from an investment.

                            BELLAVISTA CAPITAL, INC.

                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                   (continued)

                SEPTEMBER 30, 2005 AND DECEMBER 31, 2004 AND 2003



12. CONCENTRATION OF CREDIT RISK

At September 30, 2005, the Company had approximately $14,250,000 of cash deposits in excess of federally insured limits. The cash was placed with high credit quality institutions.

13.  CHANGE IN FISCAL YEAR END


 On November 7, 2005 the Company's Board of Directors voted to change its fiscal year end from December 31 to September 30 and adopted changes to the Company's Bylaws reflecting this change. The following unaudited summary supplemental information for the nine months ended September 30, 2004 is provided for comparision between the nine-month transition period in these statements with the nine month period ending September 30, 2004:


                                                           Nine months
                                                                 Ended
                                                    September 30, 2004
                                                    -------------------

Revenue                                                 $    2,754,137
Operating expenses                                           7,341,024
                                                    -------------------

Net loss from operations                                    (4,586,887)
Other income                                                   501,000
                                                    -------------------

Net loss                                                $   (4,085,887)
                                                    ===================

Basic and diluted net loss per
  share                                                 $        (1.92)
                                                    ===================

Basic and diluted weighted-average
  shares outstanding                                         2,133,303
                                                    ===================

                            BELLAVISTA CAPITAL, INC.

                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                   (continued)

                SEPTEMBER 30, 2005 AND DECEMBER 31, 2004 AND 2003


14.  QUARTERLY STATEMENTS OF OPERATIONS (UNAUDITED):

The following tables contain selected unaudited quarterly financial data for the nine months ended September 30, 2005(1) and the year ended December 31, 2004
(2):


                                                                Three Months        Three Months        Three Months
                                                                       Ended               Ended               Ended
                                                              March 31, 2005       June 30, 2005  September 30, 2005
                                                         ------------------- ------------------- -------------------
 REVENUES:
 Income from completed real estate development...........   $       454,560       $     797,744      $    4,468,487
 Interest income.........................................            48,521               6,392             109,738
 Other...................................................               203              17,469               8,143
                                                         ------------------- ------------------- -------------------
    Total  revenues......................................           503,284             821,605           4,586,368

 EXPENSES:
 Salaries................................................           184,647             179,756             182,433
 Facilities expenses.....................................            24,047              21,728              23,368
 Legal and accounting expense............................           124,992              37,019             224,292
 Board of Directors......................................            66,223              52,452              90,271
 General administrative and other........................            32,057              29,920              36,416
 REO and non-recurring expense...........................           247,150             283,903             258,185
 Depreciation expense....................................             7,200               7,200               7,200
 Provision for impairment of investments in real estate .           911,557             286,829             391,477
                                                         ------------------- ------------------- -------------------
    Total expenses.......................................         1,597,873             898,807           1,213,642
                                                         ------------------- ------------------- -------------------
    Net (loss) income from operations                            (1,094,589)            (77,202)          3,372,726

 OTHER INCOME (EXPENSE):
 Income from legal settlements, net of collection costs..           510,000             345,000             381,750
                                                         ------------------- ------------------- -------------------
    Total other income...................................           510,000             345,000             381,750
                                                         ------------------- ------------------- -------------------

    Net (loss) income....................................   $      (584,589)     $      267,798     $     3,754,476
                                                         =================== =================== ===================


 Basic and diluted net (loss) income per common share       $         (0.03)      $        0.02     $          0.25
                                                         =================== =================== ===================

 Basic and diluted weighted-average common shares
    outstanding                                                  17,199,887          14,991,325          14,991,325
                                                         =================== =================== ===================




(1) The above 2005 Financial data differs in classification from the presentation reflected in the filed Quarterly financial data for the fiscal year presented.

                                  BELLAVISTA CAPITAL, INC.

                         CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                         (continued)

                      SEPTEMBER 30, 2005 AND DECEMBER 31, 2004 AND 2003

14.  QUARTERLY STATEMENTS OF OPERATIONS (UNAUDITED):
     (Continued):


                                           Three Months        Three Months        Three Months        Three Months
                                                  Ended               Ended               Ended               Ended
                                         March 31, 2004       June 30, 2004  September 30, 2004   December 31, 2004
                                    ------------------- ------------------- ------------------- -------------------
 REVENUES:
 Income from completed real estate
    development.....................    $    1,372,634      $      854,192       $     300,748      $      970,081
 Interest income....................            35,105              28,524              31,933              57,833
 Other..............................            17,772              10,015             103,214              43,441
                                    ------------------- ------------------- ------------------- -------------------
    Total  revenues.................         1,425,511             892,731             435,895           1,071,355

 EXPENSES:
 Salaries...........................            21,838             327,745             227,013             299,152
 Facilities expenses................            88,423              91,523              53,309              69,435
 Legal and accounting expense.......           161,357             107,173              56,136              57,770
 Board of Directors.................            46,727              58,858              50,717              97,556
 General administrative and other...            29,041              56,442              42,892              36,132
 REO and non-recurring expense......           887,433             211,559             396,084           1,700,462
 Depreciation expense...............                --               8,547               8,547               8,547
 Internalization transition expense.           410,970              22,702              10,394               6,766
 Management fees paid to Manager....           639,698                  --                  --                  --
 Provision for impairment of
    investments in real estate .....           927,480           1,882,283             516,134              86,663
                                    ------------------- ------------------- ------------------- -------------------
    Total expenses..................         3,212,967           2,766,832           1,361,226           2,362,483
                                    ------------------- ------------------- ------------------- -------------------
    Net loss from operations                (1,787,456)         (1,874,101)           (925,331)         (1,291,128)

 OTHER INCOME (EXPENSE):
 Income from legal settlements, net
    of collection costs.............           210,000             159,000             132,000             627,000
 Loss on sale of fixed assets.......                --                  --                  --             (23,829)
                                    ------------------- ------------------- ------------------- -------------------
    Total other income (expense)....           210,000             159,000             132,000             603,171
                                    ------------------- ------------------- ------------------- -------------------

    Net loss........................    $   (1,577,456)       $ (1,715,101)       $   (793,331)     $     (687,957)
                                    =================== =================== =================== ===================

 Basic and diluted net loss per
    common share....................    $      (15,775)       $    (17,151)       $      (0.12)     $        (0.03)
                                    =================== =================== =================== ===================

 Basic and diluted weighted-average
    common shares outstanding.......               100                 100           6,353,334          19,413,396
                                    =================== =================== =================== ===================

(2) The above 2004 Financial data differs in classification from the presentation reflected in the filed Quarterly financial data for the fiscal year presented.