Form 10QSB
period 2005-12-31
BELLAVISTA CAPITAL INC
filed 2006-02-28
CIK 1086670

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2005

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


             The number of shares of common stock outstanding as of
                       February 10, 2006 was 14,991,325.

Table of Contents


   Part I.  Financial Information

 Item 1.  Financial Statements (unaudited)                                     2

          Condensed Consolidated Balance Sheets as of December 31, 2005
               (unaudited) and September 30, 2005 (unaudited)                  3

          Condensed Consolidated Statements of Operations for the Three Months
               Ended December 31, 2005 and 2004 (unaudited)                    4

          Condensed Consolidated Statement of Shareholders' Equity for the
               Three Months Ended December 31, 2005 (unaudited)                5

          Condensed Consolidated Statements of Cash Flows for the Three Months
               Ended December 31, 2005 (unaudited)                             6

          Notes to the Condensed Consolidated Financial Statements (unaudited) 7

 Item 2.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                               17

 Item 3.  Controls and Procedures                                             24


 Part II. Other Information

 Item 1.  Legal Proceedings                                                   25

 Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         25

 Item 3.  Defaults Upon Senior Securities                                     25

 Item 4.  Submission of Matters to a Vote of Security Holders                 25

 Item 5.  Other Information                                                   25

 Item 6.  Exhibits                                                            25

          Signatures                                                          26

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


     Attached are the following unaudited financial statements of BellaVista Capital, Inc., formerly known as Primecore Mortgage Trust, Inc. (the "Company"):

     (1) Condensed Consolidated Balance Sheets as of December 31, 2005 (unaudited), and September 30, 2005 (unaudited)

     (2) Condensed Consolidated Statements of Operations for the Three Months ended December 31, 2005 and 2004 (unaudited)

     (3) Condensed Consolidated Statement of Shareholders' Equity for the Three Months ended December 31, 2005 (unaudited)

     (4) Condensed Consolidated Statements of Cash Flows for the Three Months ended December 31, 2005 and 2004 (unaudited)

     (5) Notes to Condensed Consolidated Financial Statements (unaudited)

         The financial statements referred to above should be read in conjunction with the Company's audited financial statements for the nine-month transition period ended September 30, 2005 as filed with the Securities and Exchange Commission in our Annual Report on Form 10-K filed January 13, 2006.

                                        BELLAVISTA CAPITAL, INC.

                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                             (unaudited)

                                                                              December 31, 2005  September 30, 2005
                                                                            ------------------- -------------------
ASSETS:
Cash and cash equivalents                                                       $    2,435,963      $   14,436,243
Loans secured by real estate                                                         8,850,000           6,575,000
Joint venture investments in real estate developments                               22,557,223          12,483,029
Direct investments in real estate developments                                      38,789,022          34,041,268
Property, plant and equipment, net                                                      64,117              71,773
Other assets                                                                           278,902             214,435
                                                                            ------------------- -------------------
        Total assets                                                            $   72,975,227      $   67,821,748
                                                                            =================== ===================

LIABILITIES AND SHAREHOLDERS' EQUITY:
Secured notes payable                                                               12,438,860           8,034,447
Accrued expenses and other                                                           2,547,915           1,897,262
                                                                            ------------------- -------------------
        Total liabilities                                                           14,986,775           9,931,709

SHAREHOLDERS' EQUITY:
Common stock: par value $0.01, 50,000,000 shares authorized; 14,991,325 shares issued and outstanding at December 31, 2005, and September 30,
   2005                                                                            201,216,369         201,216,369
Accumulated dividends and distributions                                            (90,621,455)        (90,621,455)
Accumulated deficit                                                                (52,606,462)        (52,704,875)
                                                                            ------------------- -------------------
        Total shareholders' equity                                                  57,988,452          57,890,039
                                                                            ------------------- -------------------
        Total liabilities and shareholders' equity                              $   72,975,227       $  67,821,748
                                                                            =================== ===================









                              The accompanying notes are an integral part of these statements

                                            BELLAVISTA CAPITAL, INC.

                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  (unaudited)



                                                                                  Three Months        Three Months
                                                                                         Ended               Ended
                                                                                      December            December
                                                                                      31, 2005            31, 2004
                                                                            ------------------- -------------------
REVENUES:
   Income from real estate investments                                             $   266,883         $   970,081
   Interest income                                                                      63,073              57,833
   Other                                                                                 3,259              43,441
                                                                            ------------------- -------------------
     Total revenues                                                                    333,215           1,071,355

EXPENSES:
   Salaries expense                                                                    266,613             299,152
   Facilities expense                                                                   22,335              69,435
   Legal and accounting                                                                 21,807              57,770
   Board of directors                                                                   66,151              97,556
   Administrative expense                                                               32,990              36,132
   REO and non-recurring expenses                                                      265,359           1,700,462
   Depreciation                                                                          7,656               8,547
   Internalization transition expenses                                                      --               6,766
   Provision for impairment of investments in real estate                              403,991              86,663
                                                                            ------------------- -------------------
     Total expenses                                                                  1,086,902           2,362,483
                                                                            ------------------- -------------------
     Operating loss                                                                   (753,687)         (1,291,128)

OTHER INCOME:
   Income from legal settlements, net                                                  854,500             627,000
   Loss on sale of fixed assets                                                             --             (23,829)
                                                                            ------------------- -------------------
       Total other income                                                              854,500             603,171
                                                                            ------------------- -------------------
     Net income (loss) before income taxes                                             100,813            (687,957)
     Provision for income taxes                                                         (2,400)                 --
                                                                            ------------------- -------------------

     Net income (loss)                                                              $   98,413        $   (687,957)
                                                                            =================== ===================


Basic and diluted net income (loss) per share                                       $     0.01        $      (0.04)
                                                                            =================== ===================


Basic and diluted weighted average shares outstanding                               14,991,325          19,413,396
                                                                            =================== ===================







                             The accompanying notes are an integral part of these statements

                                       BELLAVISTA CAPITAL, INC.

                       CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                              For the three months ended December 31, 2005
                                              (unaudited)


                                              Common Stock
                                    -----------------------------------
                                                                           Accumulated       Accumulated
                                            Shares            Amount         Dividends           Deficit            Total
                                    ----------------- ----------------- ----------------- ----------------- -----------------
Shareholders' equity at
   October 1, 2005                        14,991,325    $  201,216,369     $ (90,621,455)    $ (52,704,875)    $  57,890,039
    Net income                                    --                --                --            98,413            98,413
                                    ----------------- ----------------- ----------------- ----------------- -----------------
Shareholders' equity at
   December 31, 2005                      14,991,325    $  201,216,369     $ (90,621,455)    $ (52,606,462)    $  57,988,452
                                    ================= ================= ================= ================= =================



























                                 The accompanying notes are an integral part of these statements

                                         BELLAVISTA CAPITAL, INC.

                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (unaudited)


                                                                               Three Months          Three Months
                                                                                      Ended                 Ended
                                                                                   December          December 31,
                                                                                   31, 2005                  2004
                                                                        -------------------- ---------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                                             $     98,413         $    (687,957)
 Adjustments to reconcile net loss to net cash provided by operations:
    Provision for impairment of investments in real estate                          403,991                86,663
    Depreciation                                                                      7,656                 8,547
    Loss on sale of fixed assets                                                         --                23,829
    Increase (decrease) in accounts payable and other liabilities                   273,322               (55,078)
    Decrease in other assets, net                                                   (64,467)             (527,182)
                                                                        -------------------- ---------------------
         Net cash provided by (used in) operating activities                        718,915            (1,151,178)

 CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of fixed assets                                                   --                11,646
    Proceeds from investments in real estate developments                           136,336            13,027,077
    Investments in real estate developments                                     (17,259,944)           (9,094,661)
                                                                        -------------------- ---------------------
         Net cash (used in) provided by investing activities.                   (17,123,608)            3,944,062

 CASH FLOWS FROM FINANCING ACTIVITIES:
    Repurchase of stock                                                                  --            (4,308,357)
    Borrowings under secured notes payable                                        4,404,413                    --
                                                                        -------------------- ---------------------
          Net cash provided by (used in) financing activities                     4,404,413            (4,308,357)
                                                                        -------------------- ---------------------
           Net decrease in cash and cash equivalents                            (12,000,280)           (1,515,473)
           Beginning cash and cash equivalents                                   14,436,243             9,412,715
                                                                        -------------------- ---------------------
           Ending cash and cash equivalents                                    $  2,435,963         $   7,897,242
                                                                        ==================== =====================
 Cash paid for interest, net of amounts capitalized of $206,023 and
    $40,476, for the three months ended December 31, 2005 and 2004,
    respectively                                                               $         --         $          --
                                                                        ==================== =====================


                              The accompanying notes are an integral part of these statements

                             BELLAVISTACAPITAL, INC.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)




1.   ORGANIZATION AND BUSINESS:

These statements are not a complete financial statement presentation. They should be read in conjunction with our audited September 30, 2005 Financial Statements filed on Form 10-K. The accompanying unaudited interim financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. The results of operations for the three months ended December 31, 2005 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

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

Risk Factors

General Economic Conditions in Lending Areas. Our business plan seeks to diversify our investments throughout California and other states in the western United States of America. Due to investment decisions made in years prior to 2004 74% of our investments are currently located in the San Francisco Bay Area. Since the investments are located in a limited geographical region, they may be subject to a greater risk of delinquency or default if the industries concentrated there suffer adverse economic or business developments.

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

In April, 2004 the Company provided certain documents requested by the Securities and Exchange Commission in connection with a letter of inquiry. During June 2004 Mr. Rider, our CEO and Ms. Fox, our former CEO, both provided voluntary testimony in connection with the inquiry. In January 2005 the Commission requested additional documentation which the Company provided on April 27, 2005. As of December 31, 2005 the Company had no further communication from the Commission.

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

We establish and maintain credit reserves for loans receivable secured by real estate based on estimates of credit losses inherent in these loans as of the balance sheet date. To calculate the credit reserve, we assess inherent losses by determining loss factors (defaults, the timing of defaults, and loss severities upon defaults) that can be specifically applied to each loan. We follow the guidelines of Staff Accounting Bulletin No. 102, Selected Loan Loss Allowance Methodology and Documentation Issues (SAB 102), and Financial Accounting Statement No. 5, Accounting for Contingencies (FAS 5), in setting credit reserves for our residential and commercial loans. We follow the guidelines of Financial Accounting Statement No. 114, Accounting by Creditors for Impairment of a Loan (FAS 114), in determining impairment on commercial real estate loans.

We had no impaired loans receivable as of December 31, 2005 or September 30, 2005.

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

Because our ADC loans contain many of the characteristics of investments in real estate, they are classified for financial reporting purposes as joint venture investments in real estate developments (Note 3). ADC loans with no equity participation interest are stated at the lower of cost or fair value and accounted for as an investment in real estate. Revenue from interest and points is recognized as cash is received from the sale or refinancing of such properties. ADC loans that include an equity participation interest are accounted for in the same manner as joint venture investments in real estate developments. ADC loans include amounts funded under the loan agreements and capitalized interest expense, where applicable. If our ADC loans qualified as borrowings under US GAAP, interest and points would be recognized in income as earned instead of at the time of sale of the underlying property.

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


3.  LOANS RECEIVABLE SECURED BY REAL ESTATE:

As of December 31, 2005 we had the following loans receivable secured by real estate which are described below:

                   Collateral                Maturity Date            Balance
                   --------------------- ------------------ ------------------
Loan 2724          First Trust Deeds               Various        $ 5,025,000
Loan 2719          First Trust Deed               Feb 2007          3,825,000
                                                            ------------------
     Total                                                        $ 8,850,000
                                                            ==================

Loan 2724 - Loan 2724 comprises loans that are originated and serviced by Cupertino Capital, a California Real Estate broker. The loans are all secured by first deeds of trust on real property in California, pay interest monthly and most are personally guaranteed by the principals of the borrowing entities. BellaVista's investment in each loan, in most cases, is a portion of the entire loan, with other individuals or companies owning the balance.

Loan 2719 - Our loan was made to a developer who is subdividing a parcel of land in East Palo Alto, California into 78 lots for construction of live/work units. The loan is secured by a first deed of trust on the development parcel, requires payment of interest only each month and is due in February 2007 and is personally guaranteed by the developer's principal partner.

4. JOINT VENTURE INVESTMENTS IN REAL ESTATE DEVELOPMENTS:

As of December 31, 2005 we had the following joint venture investments in real estate developments which are described below:


                                                                                                        Remaining
                                                   Amount       Capitalized           Carrying            Funding
Description         Investment Type              Invested    Interest Costs             Amount         Obligation
------------------- ------------------- ------------------ ----------------- ------------------ ------------------
2524                Secured Loan                  819,052             5,327            824,380                 --
2525                Equity                      2,173,857             9,711          2,183,568            992,892
2526                Secured Loan                2,835,940            15,976          2,851,916                 --
2557                Secured Loan                1,500,000               884          1,500,884            500,000
2630                Secured Loan                  646,370             2,033            648,402          4,895,137
2676                Equity                      1,628,550             5,398          1,633,948          1,521,450
2679                Equity                      4,748,364            10,322          4,758,685          1,666,906
2688                Secured Loan                2,550,000             1,503          2,551,503          3,650,000
2701                Equity                      4,100,000             3,053          4,103,053                 --
2753                Secured Loan                1,500,000               884          1,500,884                 --
                                        ------------------ ----------------- ------------------ ------------------
Total                                        $ 22,502,133        $   55,091       $ 22,557,223      $  13,226,385
                                        ================== ================= ================== ==================

Investment 2524 - This investment is structured as a $1,200,000 loan secured by a third deed of trust on a 10.3 acre parcel in Colorado Springs, Colorado which will comprise 148 condominium units, scheduled to be constructed in phases. The loan is junior to a deed of trust in the amount of $2,392,000 and a revolving construction deed of trust totaling $4,000,000, both in favor of Ohio Savings Bank. The note was issued on May 12, 2004, bears interest at 10%, which is accrued and payable at the loan's maturity date, November 12, 2006. The note provides for additional interest equal to 3% of the gross sales price of each completed condominium unit. We have no additional funding requirement on the non-interest portion of our commitment. During the three months ended December 31, 2005 we received proceeds totaling $60,000 from the sale of four units which was applied to pay down our loan and additional proceeds totaling $18,619 representing our equity return.

Investment 2525 - This $3,250,000 investment is structured as an equity investment in a 1.1 acre development in East Palo Alto, California. The property was originally zoned residential and the developer applied for a change in zoning to residential/retail mixed use. Our agreement with the developer provides for the payment of a preferred return on our invested capital and a portion of the development's profits. The developer received approval for zoning change in June and has secured a $12.7 million construction loan. In November, 2005 the developer broke ground on construction. As of December 31, 2005 we had an obligation to fund up to an additional $992,892 for this investment.

Investment 2526 - This investment is structured as a $3,353,000 loan secured by a second deed of trust on a 6,551 square foot parcel in San Francisco, California which will comprise 32 condominium units in a six story steel frame building. Construction started in January 2005 and is expected to complete in January 2006. The loan is junior to a deed of trust in the amount of $9.3 million in favor of East West Bank. The note was issued on December 7, 2005, bears interest at 12%, which is accrued and payable at the loan's maturity date, March 15, 2006. The note provides for additional interest equal to 2.75% of the gross sales price of each completed unit. We have no additional funding requirement on the non-interest portion of our commitment. As of December 31, 2005 the superstructure was complete and the developer was installing rough plumbing and electric.

Investment 2557 - This investment is structured as a $2,200,000 loan secured by a second deed of trust on approximately 10 acres in Sacramento, California which will comprise 160 condominium units. Construction is underway on the site improvements and foundations for 45 units were poured in January 2006. The loan is junior to a deed of trust in the amount of $12.0 million in favor of Umpqua Bank. The note was issued on November 15, 2005, bears interest at 9%, which is accrued and payable at the loan's maturity date, May 31, 2007. The note provides for additional interest calculated as a percentage of the gross sales price of each unit sold. As of December 31, 2005 we had $500,000 remaining to fund on the non-interest portion of our loan commitment.

 Investment 2630 - This investment is structured as a $5.45 million loan secured by a first deed of trust on a 7,500 square foot parcel in Oakland, California which will comprise 16 condominium units in a four story wood frame building over a concrete parking garage at grade. Units are expected to sell for approximately $400,000 per unit. Our investment is secured by a first deed of trust, with a repayment guarantee from the developer and bears interest at 9% per annum. The note is due on June 30, 2007. In addition, we are entitled to receive a share of the profits from the development. The developer is currently working to obtain building permits and construction is scheduled to begin in spring 2006. As of December 31, 2005 we had $4.9 million remaining to fund on the non-interest portion our loan commitment.

Investment 2676 - This investment is structured as a $3.15 million equity investment in Livermore Village I, LLC for the purpose of acquiring, entitling and developing 300 condominium units on 5.5 acres in downtown Livermore, California. We supplied 90% of the equity required with the developer contributing the remaining 10%. We will receive a preferred return (pari-passu with the developer) and a 50% share of the profits from the development. The developer is currently working with an architect to develop the site plan for the project. He expects to receive zoning approval by summer 2006. As of December 31, 2005 we had $1.5 million remaining to fund on this investment.

Investment 2769 - This investment is structured as a $6.7 million loan secured by a first deed of trust on a 40 unit apartment building in Modesto, California. The developer plans to subdivide the apartments and sell them as condominium units. Units are expected to sell for approximately $225,000 per unit. Our investment is secured by a first deed of trust, with a repayment guarantee from the developer and bears interest at 9% per annum. In addition, we are entitled to receive a share of the profits from the development. The developer is currently working with the City of Modesto to obtain the necessary approvals to subdivide the units. As of December 31, 2005 we had $1.7 million remaining on our funding commitment.

Investment 2688 - This investment is structured as a $7.0 million loan secured by a first deed of trust on a 13 story office building in Oakland, California. The developer plans to convert the building to 18 for sale residential units. Units are expected to sell for between $360,000 and $850,000 per unit based on floor plan. Our investment is secured by a first deed of trust bears interest at 9% per annum. In addition, we are entitled to receive a share of the profits from the development. The developer has started demolition of the interior space and is working with the City of Oakland for permits. As of December 31, 2005 we had $3.65 million left on our funding commitment.

Investment 2701 - This $4,100,000 investment is structured as an equity investment in a 2-acre development in Goleta, California. The developer plans to build 37 townhome units which are expected to sell for approximately $765,000 per unit. Our joint venture agreement with the developer provides for the payment of a preferred return on our invested capital and a portion of the development's profits. Development approvals have been secured and construction is scheduled to begin by the end of January 2006. As of December 31, 2005 we had no remaining amounts left on our commitment.

Investment 2753 - This investment is structured as a $1.730 million loan secured by a second deed of trust on approximately 10 single family homes and 40 residential lots in Clio, California. Construction of 6 lots has begun with completion of the first units expected during summer 2006. The loan is junior to a deed of trust in the amount of $6.545 million in favor of First Bank and Trust. The note was issued on December 21, 2005, bears interest at 11%, which is accrued and payable at the loan's maturity date, June 21, 2007. The note provides for additional interest calculated as a percentage of the gross sales price of each unit sold. As of December 31, 2005 we had no remaining funding obligation on our loan commitment.


5.   DIRECT INVESTMENTS IN REAL ESTATE DEVELOPMENTS:

As of December 31, 2005, we or our wholly-owned subsidiaries, 99 Investors, Inc. and Sands Drive San Jose, Inc., held title to 5 properties which we received through foreclosure, by deed in lieu of foreclosure, or as a result of an agreement dated October 17, 2002, pursuant to which the membership interest in 99 Investors, LLC was transferred to us. The properties are described below:

                                                                                     Carrying
                      Amount Invested          Capitalized        Recognized        Amount of          Costs to
Description           (net of payments)     Interest Costs        Impairment         Property          Complete
--------------------- ------------------- ---------------- ----------------- ---------------- -----------------
Under construction
   2216                     $ 28,773,965       $  667,849       $ 2,145,617     $ 27,296,197      $ 11,054,378
   2518                        4,020,976          228,852         1,048,399        3,201,428         1,435,842
                      ------------------- ---------------- ----------------- ---------------- -----------------
   Total under
     construction             32,794,941          896,701         3,194,016       30,497,625        12,490,220

Held for sale
   2407                        1,091,989           69,015                --        1,161,005                --
   2423                        5,647,343          262,555         1,702,233        4,207,665            22,335
   2468                        3,011,876          104,328           193,478        2,922,727           108,773
                      ------------------- ---------------- ----------------- ---------------- -----------------
   Total held for
     sale                      9,751,208          435,898         1,895,711        8,291,397           131,108
                      ------------------- ---------------- ----------------- ---------------- -----------------
                            $ 42,546,149      $ 1,332,599       $ 5,089,727     $ 38,789,022      $ 12,621,328
                      =================== ================ ================= ================ =================

Property 2216 - This is an approximately 8-acre parcel approved for development of 72 townhomes and condominiums totaling approximately 123,372 square feet in San Jose, California. The project is currently under construction with completion of the first units scheduled for January 2006, and the first sales closing in February 2006.

Property 2518 - This property is an approximately 6,400 square foot home in Tiburon, California. We received title to the property through foreclosure on September 29, 2004. In February 2005, we engaged a contractor and development manager to complete construction. Construction is expected to complete in early 2006.

Property 2407 - This property originally consisted of 6 subdivided and improved lots in San Rafael, California. Two of the lots closed escrow on September 24,

2004. The purchaser of the two lots has an option to purchase the remaining four lots. The option expires on May 4, 2006. In January 2006 the buyer exercised his option and closed escrow on the remaining four lots.

Property 2423 - This property is an approximately 4,200 square foot home in Belvedere, California. We received title to the property through foreclosure on September 29, 2004. The home is complete and currently on the market for sale.

Property 2468 - This property is an approximately 4,000 square foot home in Tiburon, California. We received title to the property through foreclosure on September 29, 2004. The home is complete and is under contract pending close of escrow.


6.  PROPERTY, PLANT AND EQUIPMENT:

We had the following property, plant and equipment:

                                       December 31, 2005  September 30, 2005
                                      ------------------- ------------------
Computer Equipment                            $   74,813          $  74,813
Furniture                                         39,730             39,730
                                      ------------------- ------------------
   Total furniture and equipment                 114,543            114,543
   Accumulated depreciation                      (50,426)           (42,770)
                                      ------------------- ------------------
   Furniture and Equipment, net                $  64,117          $  71,773
                                      =================== ==================


7.  SECURED NOTES PAYABLE:

The following table summarizes our secured notes payable at December 31, 2005 and September 30, 2005:

                                       December 31 ,2005  September 30, 2005
                                      ------------------- ------------------
China Trust Bank                           $  10,338,860       $  5,934,447
Mid-Peninsula Bank                             2,100,000          2,100,000
                                      ------------------- ------------------
Total                                      $  12,438,860       $  8,034,447
                                      =================== ==================


The note payable to China Trust Bank represents the balance outstanding on a $22 million construction loan whose purpose is to finance the construction of our Villa Cortona project, Property 2216. Our wholly owned subsidiary, Sands Drive San Jose, Inc. is the debtor, and BellaVista guarantees the loan. The note bears interest at Prime plus 1.00% (8.25% and 7.75% at December 31, 2005 and September 30, 2005, respectively) and is due in October 2006.

The note payable to Mid-Peninsula Bank is secured by our investment number 2423 and bears interest at Prime plus 1.0% (8.25% and 7.75% at December 31, 2005 and September 30, 2005, respectively). Interest only payments are due monthly and the note, which was extended in February 2006, matures on August 9, 2006.


8.  SHAREHOLDERS' EQUITY:

We have authorized 50,000,000 shares of capital stock with a $0.01 par value. At December 31, 2005 and September 30, 2005, there were 14,991,325 shares of common stock outstanding.

We sold Preferred Stock through private placements since our inception, issuing 26,161,438 shares at $10.00 per share. We used the proceeds from issuance of our Preferred Stock primarily to fund additional ADC loans and also for working capital purposes. All issued and outstanding and authorized but unissued

Preferred Stock was converted, by its terms, to common stock effective September 2004. We have not sold shares since September 2002 and, as of December 31, 2005 we did not have an active private placement.

There is no public market for our stock. In order to provide liquidity for our shareholders, our Board of Directors has adopted a stock redemption policy for shareholders who wish to sell their shares to us. The policy generally provides that the company will periodically make funds available for redemption at a price determined by the Board of Directors. The procedures for repurchase of shares will follow guidelines set forth by the United States Securities and Exchange Commission for issuer tender offers. The policy may be modified or terminated at the Board's discretion at any time.

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

9.   INCOME TAXES

At December 31, 2005 and September 30, 2005 we had U.S. federal net operating loss carry forwards of approximately $93.1 million and $93.7 million, respectively. The net operating loss carry forwards expire in various amounts between the years 2016 and 2019. If there is a change in ownership, utilization of the U.S. net operating losses may be subject to substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

Operating Loss Carry forward

Operating loss carry forwards consisted of the following:

                                                 Federal          California
                                          Operating Loss      Operating Loss
                                           Carry forward       Carry forward
                                     -------------------- -------------------
December 31, 2005                         $     (605,471)     $     (605,471)
September 30, 2005                            12,485,650          12,485,650
December 31, 2004                             34,098,334          34,098,334
December 31, 2003                             38,176,549          22,905,929
December 31, 2002                              8,915,070           5,349,042
                                     -------------------- -------------------
   Total                                  $   93,070,132      $   74,233,484
                                     ==================== ===================


Deferred Taxes

The significant components of the Company's deferred tax assets are as follows:

                                           December 31, 2005  September 30, 2005
                                         ------------------- -------------------
Net operating loss carry forwards             $  35,974,923       $  36,216,109
Income reported on tax returns but not
   includible in financial statement
   income                                         4,186,151           4,229,033
Impairment charges reported in financial
   statements but not deducted on tax
   return                                         2,027,462           1,919,112
   Valuation allowance                          (42,188,536)        (42,364,254)
                                         ------------------- -------------------
   Net deferred tax assets                    $          --       $          --
                                         =================== ===================

As of December 31, 2005 and September 30, 2005, the Company and its subsidiaries had provided valuation allowances of approximately $42.2 million and $42.4 million, respectively, in respect of deferred tax assets resulting from tax loss carry forwards and temporary timing differences in the reporting of revenues and expenses because it is more likely than not that the carry forwards may expire unused and that future tax deductions may not be realized through future operations.

The following table presents the income tax provision for federal and state income taxes for the three months ended December 31, 2005 and 2004.


                                               Three months        Three months
                                                      Ended               Ended
                                          December 31, 2005   December 31, 2004
                                         ------------------- -------------------
Federal                                     $            --     $            --
State                                                 2,400                  --
                                         ------------------- -------------------
   Total                                    $         2,400     $            --
                                         =================== ===================


The provision for income taxes differs from the amount that would result from applying the federal statutory rate for the three months ended December 31, 2005 and 2004 as follows:

                                               Three months        Three months
                                                      Ended               Ended
                                          December 31, 2005   December 31, 2004
                                         ------------------- -------------------
Statutory regular federal income
  tax benefit rate                                 (34.00)%            (34.00)%
State taxes                                         (5.83)%             (5.83)%
Change in valuation allowance                       39.83 %             39.83 %
                                         ------------------- -------------------
   Total                                                --%                 --%
                                         =================== ===================


10.   TRANSACTIONS WITH AFFILIATES:

On March 19, 2004, Susan Fox resigned as President, Chief Executive Officer and Director of BellaVista Capital, Inc. Ms. Fox was retained as a consultant to the Company for a period of 12 months in order to assist with any issues that occur in connection with the transition of management. For her services she was paid $30,000 per month beginning April 2004. We also agreed to compensate Ms. Fox for her assistance in recovery of legal actions we have brought against some of our former developers. Our agreement with her provides that she will receive 5% of any sums we collect from such legal proceedings. During the three months ended December 31, 2005 she received $0 in payments from BellaVista in accordance with this provision of our agreement compared with $95,000 during the three months ended December 31, 2004.

11.   COMMITMENTS AND CONTINGENCIES:

Operating leases

The following is a schedule, by years, of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2005:

Nine months ended September 30, 2006                     $   88,477
Year ended September 30, 2007                                45,540
                                                  ------------------
   Net minimum lease payments                            $  134,017
                                                  ==================

Litigation

As of December 31, 2005, the Company was involved in the following litigation in which claims for damages would be material if the plaintiff prevailed:

     Steven Mayer v BellaVista Capital, Inc. et al. A lawsuit by a shareholder seeking damages for securities violations. The company has tendered defense of this case to its insurance carrier which has agreed to accept the tender with a reservation of rights. The Company believes it has strong and viable defenses and plans to vigorously defend the accusations.

In addition to the above matters at December 31, 2005, the Company was involved in the following legal matters in which it sought recovery from borrowers, guarantors, and others. The actions included the following:

     1. A lawsuit filed to collect against the personal guarantors on two loans. The matter was set for trial on September 13, 2004. However, prior to trial, the defendants entered into a stipulation for settlement. Under the terms of the settlement, the Company was entitled to a judgment of $6 million if the defendants do not make periodic payments totaling $4 million in accordance with a fixed schedule. The defendants timely made, on September 15 and October 8, 2004, the first two payments totaling $100,000. However, defendants thereafter defaulted in their payments, and on January 21, 2005 a judgment was entered against the defendants in the amount of $5,900,000. The company is taking steps to recover the amount of the judgment. The amount of the judgment is not reflected in the financial statements, and will not be until there is collection, as collection is not reasonably assured.

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

     3. A lawsuit to collect against the principals of a former borrower relating to the misappropriation and diversion of loan funds for improper purposes. The Company seeks to recover all of the misappropriated funds, and has alleged damages presently believed to exceed $1,000,000. The Company has not reflected any potential recovery in its financial statements. In addition, in the same lawsuit, the Company seeks to recover approximately $200,000 as usurious interest paid by the Company to another lender on the project in order to protect the Company's security interest. In November 2005, judgment was entered in favor of the defendants. In December 2005 the defendants filed a motion seeking recovery of attorneys' fees totaling approximately $153,000 in defense of BellaVista's claims, which motion was granted. In January 2006, the Company appealed the November ruling and the motion seeking recovery of attorney's fees. Subsequent to the filing of the appeal, one of the parties in the case agreed to waive approximately $60,000 in their attorneys' fees claim on the condition that the Company dismiss them from the appeal, which the Company granted. Accordingly, at December 31, 2005 the Company has accrued a liability for approximately $93,000 relating to the award granted to the defendants in December, pending the Company's appeal.

Construction Contracts

In connection with our development of investments in real estate held for sale, we have entered into contracts with construction companies with an unpaid balance totaling $9,753,588 at December 31, 2005. We will make payments on these contracts as construction progresses in much the same manner we do for our investments in real estate under development.

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

We have also provided indemnity agreements to insurance companies in connection with the issuance of other surety bonds on behalf of our wholly owned subsidiary, Sands Drive San Jose, Inc. The total amount of the surety bonds issued with respect to which we have issued indemnity agreement is $392,902.

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

Change in Year End

On November 7, 2005 the Company's Board of Directors voted to change its fiscal year end from December 31 to September 30 and adopted changes to the Company's Bylaws reflecting this change. In view of this change, MD&A compares the consolidated financial statements as of and for the three months ended December 31, 2005 with the consolidated financial statements as of and for the three months ended December 31, 2004, which were derived from the December 31, 2004 and the September 30, 2004 financial statements.

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

The impairment of the investment portfolio resulted in substantial operating losses. The Company realized that these net operating losses could be carried forward and used to reduce future taxable income. In prior years, the company used its REIT status, and the payment of dividends, to eliminate corporate level taxation. However, the REIT rules restricted the types of loans the Company could make. In particular, the Company was prohibited, by the REIT rules, from making loans with equity participations. With the ability to carry forward prior years' net operating losses to offset future taxable income, the Company was free to terminate its REIT status, which it did effective January 1, 2004, and was no longer restricted in the types of investments it could make. As of December 31, 2005 the Company's available Federal net operating loss carry forwards were approximately $93.1 million. If these net operating loss carry forwards are fully utilized to offset future taxable income, at current Federal and California state tax rates, it would save the Company approximately $36.1 million in tax payments.

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

During 2004 new management focused on completing and liquidating the existing portfolio of assets, internalizing operations, resolving outstanding legal issues and developing a pipeline of new investment opportunities. In addition to the completion and sale of our non-performing investments, management completed the transition to internal management by significantly reducing continuing operating expenses. We reduced unnecessary staff and administrative overhead. We leased smaller office space more suited for our smaller staff, at approximately 10% of the cost paid by prior management. At $1.25 million annually, our projected recurring operating expenses for the year ended September 30, 2006 are less than 15% of the $9 million average annual operating expenses paid from 1999 through 2003.

During 2004, management also worked hard to resolve the many legal issues that it faced as a result of prior management's policies. We settled two lawsuits from two groups of shareholders seeking to gain at the expense of our remaining shareholders. We also settled legal actions brought by developers and contractors seeking millions for approximately $725,000. In addition, we successfully defended a legal action against us for breach of contract. Defending and settling these legal actions was costly, with approximately $2.8 million paid in legal fees and settlement costs during 2004, but we believe the benefits gained through the certainty of settlement, will far outweigh the costs over time as we are able to devote our limited resources to productive purposes. Not all of our legal outcomes were negative however. During 2004 and 2005 we settled three legal actions in which we were the plaintiff that resulted in the agreement by the defendants to pay BellaVista $7.31 million. During 2004 and 2005 we collected $3.2 million from these settlements, net of collection costs. In January 2005, one of the parties defaulted on their settlement payment, but by the terms of the agreement we were able to obtain a judgment against them in the amount of $5.9 million. We are currently pursuing collection on that judgment.

During 2004 and 2005 we developed our pipeline of new investment opportunities. Through contacts we developed, we approved new investments totaling approximately $44.5 million. As of December 31, 2005 these new, performing investments comprised approximately 54% of our net invested assets compared with approximately 24% at December 31, 2004. We expect the percentage of performing investments will continue to increase as we continue to fund our new commitments, sell off our nonperforming investments and make new investments. While actual investment returns will depend on the success of our investments, we seek to generate gross returns on invested assets of 15%. With these targeted returns, we seek to generate returns to shareholders of approximately 12.5%, net of our operating expenses.

RESULTS OF OPERATIONS

Revenue

As of October 1, 2005 we had nine performing investments in which we had invested $19.0 million. During the three months ended December 31, 2005 we originated three additional investments and funded additional amounts toward our existing investments for a combined investment totaling $12.4 million compared with $5.5 million funded toward performing investments during the three months ended December 31, 2004. We earned approximately $0.7 million from these performing investments during the three months ended December 31, 2005 according to the terms of our investment contracts compared with $0.11 million during the three months ended December 31, 2004, although only a portion of these earnings were reportable under US GAAP.

The Company believes that the rules governing the reporting of income from our investments make it difficult for readers to understand our economic performance. Specifically, our investments typically take two years or longer to complete and repay. During this time, we generally charge interest or a preferred return on our investments to our developers, which we cannot report for GAAP purposes until the investment has been completed and repaid. During the period that we are charging, but not reporting this income, we are incurring expenses necessary to originate and service our investments and these expenses are reported during the period they are incurred.

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

                                                         Three months        Three months
                                                                Ended               Ended
                                                    December 31, 2005   December 31, 2004
                                                   ------------------- -------------------
Net income (loss) per GAAP, as reported                    $   98,413        $   (687,957)
Revenues from real estate investments per GAAP               (266,883)           (970,081)
Proforma revenues from real estate development                741,123             109,607
                                                   ------------------- -------------------
Proforma net income (loss) - Non GAAP                      $  572,653        $ (1,548,431)
                                                   =================== ===================
Proforma net income (loss) per share - Non GAAP            $     0.04        $      (0.08)
                                                   =================== ===================

Expenses

During the three months ended December 31, 2005 we incurred expenses totaling $0.7 million relating to the ongoing operations of the company, legal expenses and carrying costs related to our REO portfolio compared with $2.4 million during the three months ended December 31, 2004. Some of these expenses related to legal issues and carrying costs associated with our non-performing investments and are considered non-recurring. Our recurring operating expenses were approximately $0.4 million during this period compared with $0.6 million during the three months ended December 31, 2004. We accomplished these reductions in recurring operating expenses through staff reductions, reduced rent from new, smaller office space and other cost cutting measures.

In addition to our recurring operating expenses, we incurred legal expenses and carrying costs associated with our non-performing investments of $0.3 million for the three months ending December 31, 2005 compared with $1.7 million during the three months ended December 31, 2004. The decrease in costs was due to the payment of $1.1 million in legal settlements during December 2004, the termination of a legal services contract in November 2005 providing for a payment of $35,000 per month and a reduction in the carrying costs of our non-performing investments as a number of those investments were sold during 2005.

During the three months ended December 31, 2005 we recorded impairment charges totaling $403,991 compared with $86,663 during the three months ended December 31, 2004, reflecting downward our estimates of the net realizable values for our direct investments in real estate developments. The changes in estimates were based upon market information available at the time we prepared this Form 10-Q.

Since December 31, 1999, all interest costs have been capitalized as a cost of our investments. Interest cost associated with our borrowings was $225,528 during the three months ended December 31, 2005 compared with $41,803 during the three months ended December 31, 2004. The increase is due to additional debt we have added from our construction loan and the increase in floating interest rates associated with our borrowings. See Note 7 to the Consolidated Financial Statements included as Item 1 of this Form 10-Q.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity means the need for, access to and uses of cash. Our principal source of liquidity is the repayment of our real estate investments. Our principal demands for liquidity are funds that are required to satisfy obligations under existing loan commitments, operating expenses, interest expense associated with our indebtedness and debt repayments.

Sources of Cash

As of December 31, 2005 our primary source of liquidity was the proceeds from our investments in real estate and our $22 million construction loan from China Trust Bank. We do not currently have an open private placement for the sale of our stock and do not expect to sell stock for the foreseeable future. Additionally, we are currently not soliciting or accepting applications to issue new unsecured notes payable. However, we do have the ability to borrow money from various financial institutions using our real estate investments as collateral if we determine that we need additional liquidity.

We typically receive repayment on our investments when the development has been completed and sold to third parties. Accordingly, our repayments are a function of our developers' ability, or our ability in the case of direct investments in real estate developments, to complete and sell the development properties in which we have invested. During the three months ended December 31, 2005 we received repayments, including income, totaling $310,984 compared with $14.0 million during the three months ended December 31, 2004. The following table summarizes our liquidity expectations for the 17 investments we held at December 31, 2005. The expected proceeds in the table are higher than our net realizable value estimates because they include our estimated costs to complete.


                                                       Expected Proceeds
                                                 ------------------------
Scheduled investment completion:
   Complete                                                    9,256,500
   Three months ended 3/31/06                                  7,139,195
   Three months ended 6/30/06                                 21,026,500
   Three months ended 9/30/06                                 25,850,444
   Three months ended 12/31/06                                10,847,571
   Three months ended 3/31/07                                 12,748,572
   Three months ended 6/30/07                                  9,619,356
   Three months ended 9/30/07                                  1,100,000
   Three months ended 12/31/07                                   600,000
   Three months ended 3/31/08                                         --
   Three months ended 6/30/08                                  1,000,000
   Three months ended 9/30/08                                  1,650,000
   Three months ended 12/31/08                                   675,000
                                                 ------------------------
     Total                                                $  101,513,138
                                                 ========================


It is possible that our repayments may not be sufficient to timely meet our commitments and we may be forced to reduce prices on direct investments in real estate development in order to expedite their repayment or seek financing at terms that may not be favorable to us. In such cases, the amount of proceeds received could be substantially less than what we would have expected if we allowed a proper marketing period for the property. This would have a negative impact on the estimated net realizable value of our assets.

Uses of Cash


The following table sets forth the projected timing and amount of our obligations through 2008, without taking into account new investments that may be made during future periods:

                                                           Nine months                Year
                                                                 ended               ended
Obligation                                    Total September 30, 2006  September 30, 2007
----------                      ------------------- ------------------ -------------------
Investment fundings                 $   25,847,713     $   23,149,100      $    2,698,613
Office lease                                86,400             64,800              21,600
Secured notes payable                   12,438,860         12,438,860                  --
                                ------------------- ------------------ -------------------
   Total                            $   38,372,973     $   35,652,760      $    2,720,213
                                =================== ================== ===================

Investment fundings are the largest use of our cash. During the three months ended December 31, 2005 we invested $17.6 million in new and continuing development projects compared with $9.1 million during the three months ended December 31, 2004.

At December 31, 2005 we estimated the costs to complete our direct investments in real estate developments plus the remaining funding obligation on our joint venture investments in real estate developments was $25.8 million, $11.1 million of which is related to our Property 2216. We have a $22 million construction loan in place with proceeds of $21.2 million to fund these construction costs. These amounts will be funded as construction progresses on our investments. As of December 31, 2005 we had drawn $10.3 million against this commitment to fund construction costs. The exact timing of the investment fundings is dependent on several factors including weather, governmental regulation and developer related issues, so the timing of investment fundings in the above table is an estimate based on information available to us at this time. Additionally, we expect the amount of actual investment fundings to be higher than our obligation existing at December 31, 2005 as we continue to make and fund new investments in future periods.

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

The information presented below reconciles the differences between US GAAP and the estimated realizable value of our investments.


                                                             December 31, 2005  September 30, 2005
                                                           ------------------- -------------------
Loans receivable secured by real estate                          $  8,850,000        $  6,575,000
Joint Venture investments in real estate developments              22,557,223          12,483,029
Direct investments in real estate developments                     38,789,022          34,041,268
                                                           ------------------- -------------------

Total investments in real estate per US GAAP                       70,196,245          53,099,297
Add:   GAAP impairments                                             5,089,727           4,817,726
       Accrued interest and points                                 12,215,997          11,963,772
Less:  Capitalized interest                                        (1,387,690)         (1,347,238)
                                                           ------------------- -------------------
Balance owed on real estate investments                            86,114,279          68,533,557
Amount estimated uncollectible                                    (10,448,854)        (10,260,218)
                                                           ------------------- -------------------
Estimated realizable value of investments in real estate         $ 75,665,425       $  58,273,339
                                                           =================== ===================

Net Realizable Value of Assets per Share

The following calculation determines the estimated net realizable value of our stock at December 31, 2005 and September 30, 2005:

                                        December 31, 2005 September 30, 2005
                                       ------------------- -------------------
Cash                                         $  2,435,963      $  14,436,243
Other assets                                      278,902            214,435
Estimated realizable value
  of investments in real estate                75,665,425         58,273,339
                                       ------------------- -------------------
Total realizable assets                        78,380,290         72,924,017
Total liabilities                             (14,986,775)        (9,931,709)
                                       ------------------- -------------------
Estimated net realizable assets                63,393,515         62,992,308
Shares outstanding                             14,991,325         14,991,325
                                       ------------------- -------------------
   Estimated net realizable assets
      per share                             $        4.23         $     4.20
                                       =================== ===================

Our estimated realizable value of investments in real estate increased by approximately $17.4 million due to net investments we made during the three months ended December 31, 2005 and the interest and preferred returns on those investments we are contractually entitled to receive and believe we will collect. Additionally, our liabilities increased by approximately $5.0 million as we financed the costs of improvements on our San Jose project from the proceeds of our construction loan. The increase of $0.4 million in our net realizable assets reflects the amount of earnings from our investment contracts in excess of our operating expenses plus the income realized from collection of a legal settlement.

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

We have also originated loans secured by real estate. These loans are secured by first trust deeds, pay interest on a monthly basis and are typically additionally collateralized by personal guarantees from the principals of our borrowers. We recognize interest income on these loans during the period in which the interest is earned and recognize income on any loan fees charged under the effective interest method. We establish and maintain credit reserves for loans receivable secured by real estate based on estimates of credit losses inherent in these loans as of the balance sheet date. To calculate the credit reserve, we assess inherent losses by determining loss factors (defaults, the timing of defaults, and loss severities upon defaults) that can be specifically applied to each loan. We follow the guidelines of Staff Accounting Bulletin No. 102, Selected Loan Loss Allowance Methodology and Documentation (SAB 102), and Financial Accounting Statement No. 5, Accounting for Contingencies (FAS 5), in setting credit reserves for our residential and commercial loans. We follow the guidelines of Financial Accounting Statement No. 114, Accounting by Creditors for Impairment of a Loan (FAS 114), in determining impairment on commercial real estate loans.


ITEM 3.   CONTROLS AND PROCEDURES.

Michael Rider, the Company's Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities Exchange Act of 1934) as of December 31, 2005. Based on that evaluation, Mr. Rider has concluded that those controls and procedures were effective in making known, on a timely basis, the material information needed for the preparation of this Report on Form 10-Q. There were no significant changes in the Company's internal controls or in other factors that could significantly affect those internal controls since the date of their evaluation, except as disclosed below.

Reportable conditions involve matters relating to significant deficiencies in the design or operation of internal controls that, in an auditor's judgment, could adversely affect a company's ability to record, process, summarize, and report financial data consistent with the assertions of management in the financial statements.

Our auditors identified the following significant deficiency in connection with their audit of the 2005 Financial Statements: (i) there were not sufficient personnel in the accounting and finance department which, the auditors noted, was due in part to the assumption of additional duties by our CFO after the resignation of our CEO. The Company and our auditors determined that these significant deficiencies, in the aggregate, do not constitute material weaknesses in the system of internal controls.

The company is currently evaluating its personnel needs as part of its capital resource budgeting for 2006 with plans to add resources to the accounting and finance department which it believes will mitigate the significant deficiency identified during the 2005 audit.



                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

Refer to Financial Statements Note 10 for a discussion of Legal Proceedings

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a) Not Applicable.

(b) Not Applicable.

(c) Repurchases of Equity Securities.

     Between October 1, 2005 and December 31, 2005, we did not repurchase any shares of our common stock.


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

Dated:   February 28, 2006           /s/ MICHAEL RIDER
                                     ------------------------------
                                     Michael Rider, President and
                                     Chief Financial Officer