Form 10QSB
period 2006-03-31
BELLAVISTA CAPITAL INC
filed 2006-05-15
CIK 1086670

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

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

                                 Yes [ ] No [X]


             The number of shares of common stock outstanding as of
                          May 14, 2006 was 14,991,325.

Table of Contents

  Part I.   Financial Information

Item 1.     Financial Statements (unaudited)                                   2

            Condensed Consolidated Balance Sheets as of March 31, 2006
              (unaudited) and September 30, 2005 (unaudited)                   3

            Condensed Consolidated Statements of Operations for the Three
              Months and Six Months Ended March 31, 2006 and 2005 (unaudited)  4

            Condensed Consolidated Statement of Shareholders' Equity for the
              Six Months Ended March 31, 2006 (unaudited)                      5

            Condensed Consolidated Statements of Cash Flows for the Six
              Months Ended March 31, 2006 and 2005 (unaudited)                 6

            Notes to the Condensed Consolidated Financial Statements
              (unaudited)                                                      7

Item 2.     Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                           19

Item 3.     Controls and Procedures                                           26

Part II.    Other Information

Item 1.     Legal Proceedings                                                 26

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds       26

Item 3.     Defaults Upon Senior Securities                                   26

Item 4.     Submission of Matters to a Vote of Security Holders               26

Item 5.     Other Information                                                 26

Item 6.     Exhibits                                                          26

            Signatures                                                        27

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


     Attached are the following unaudited financial statements of BellaVista Capital, Inc., formerly known as Primecore Mortgage Trust, Inc. (the "Company"):

     (1) Condensed Consolidated Balance Sheets as of March 31, 2006 (unaudited), and September 30, 2005 (unaudited)

     (2) Condensed Consolidated Statements of Operations for the Three Months and Six Months ended March 31. 2006 and 2005 (unaudited)

     (3) Condensed Consolidated Statement of Shareholders' Equity for the Six Months ended March 31, 2006 (unaudited)

     (4) Condensed Consolidated Statements of Cash Flows for the Six Months ended March 31, 2006 and 2005 (unaudited)

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

                                    BELLAVISTA CAPITAL, INC.

                              CONDENSED CONSOLIDATED BALANCE SHEETS
                                          (unaudited)



                                                               March 31, 2006  September 30, 2005
                                                            ------------------ -------------------
ASSETS:
Cash and cash equivalents                                       $   4,147,785       $  14,436,243
Loans receivable secured by real estate                             8,850,000           6,575,000
Joint venture investments in real estate developments              26,095,285          12,483,029
Direct investments in real estate developments                     35,352,450          34,041,268
Property, plant and equipment, net                                     56,461              71,773
Other assets                                                          471,610             214,435
                                                            ------------------ -------------------
        Total assets                                            $  74,973,591       $  67,821,748
                                                            ================== ===================

LIABILITIES AND SHAREHOLDERS' EQUITY:
Secured notes payable                                              13,979,192           8,034,447
Accrued expenses and other                                          1,472,158           1,897,262
                                                            ------------------ -------------------
        Total liabilities                                          15,451,350           9,931,709

SHAREHOLDERS' EQUITY:
Common stock: par value $0.01, 50,000,000 shares
   authorized; 14,991,325 shares issued and outstanding
   at March 31, 2006 and September 30, 2005                       201,216,369         201,216,369
Accumulated dividends and distributions                           (90,621,455)        (90,621,455)
Accumulated deficit                                               (51,072,673)        (52,704,875)
                                                            ------------------ -------------------
        Total shareholders' equity                                 59,522,241          57,890,039
                                                            ------------------ -------------------
        Total liabilities and shareholders' equity              $  74,973,591       $  67,821,748
                                                            ================== ===================







                The accompanying notes are an integral part of these statements

                                         BELLAVISTA CAPITAL, INC.

                             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                               (unaudited)

                                                        Three Months Ended March 31,         Six Months Ended March 31,
                                                     ------------------------------------- -------------------------------------

                                                                  2006               2005               2006               2005
                                                     ------------------ ------------------ ------------------ ------------------
REVENUES:
   Income from real estate investments                    $  1,856,044         $  454,560       $  2,122,927       $  1,424,641
   Interest income                                               7,925             48,521             70,998            106,354
   Other                                                        24,157                203             27,416             43,644
                                                     ------------------ ------------------ ------------------ ------------------
     Total revenues                                          1,888,126            503,284          2,221,341          1,574,639

EXPENSES:
   Salaries expense                                            173,284            184,647            439,897            483,799
   Facilities expense                                           22,735             23,788             45,070             93,223
   Legal and accounting                                         19,126            124,992             40,933            182,762
   Board of directors                                           60,044             66,223            126,195            163,779
   Administrative expense                                       20,989             31,386             53,979             67,518
   REO and non-recurring expenses                              117,503            245,680            382,862          1,952,908
   Depreciation                                                  7,656              7,200             15,312             15,747
   Provision for impairment of investments in real
     estate                                                         --            911,557            403,991            998,220
                                                     ------------------ ------------------ ------------------ ------------------
     Total expenses                                            421,337          1,595,473          1,508,239          3,957,956
                                                     ------------------ ------------------ ------------------ ------------------
     Operating income (loss)                                 1,466,789         (1,092,189)           713,102         (2,383,317)

OTHER INCOME:
   Income from legal settlements, net                           67,000            510,000            921,500          1,137,000
   Loss on sale of fixed assets                                     --                 --                 --            (23,829)
                                                     ------------------ ------------------ ------------------ ------------------
       Total other income                                       67,000            510,000            921,500          1,113,171
                                                     ------------------ ------------------ ------------------ ------------------
     Net income (loss) before income taxes                   1,533,788           (582,189)         1,634,602         (1,270,146)
     Provision for income taxes                                     --             (2,400)            (2,400)            (2,400)
                                                     ------------------ ------------------ ------------------ ------------------

     Net income (loss)                                    $  1,533,789        $  (584,589)      $  1,632,202      $  (1,272,546)
                                                     ================== ================== ================== ==================

Basic and diluted net income (loss) per share                $    0.10          $   (0.03)        $     0.11        $     (0.07)
                                                     ================== ================== ================== ==================

Basic and diluted weighted average shares outstanding       14,991,325         17,199,887         14,991,325         18,318,804
                                                     ================== ================== ================== ==================







                 The accompanying notes are an integral part of these statements

                                        BELLAVISTA CAPITAL, INC.

                        CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                For the six months ended March 31, 2006
                                               (unaudited)

                                    Common Stock
                          -------------------------------------

                                                                      Accumulated        Accumulated
                                     Shares             Amount          Dividends            Deficit              Total
                          ------------------ ------------------ ------------------ ------------------ ------------------
Shareholders' equity at
   October 1, 2005               14,991,325       $201,216,369      $ (90,621,455)     $ (52,704,875)      $ 57,890,039
    Net income                           --                 --                 --          1,632,202          1,632,202
                          ------------------ ------------------ ------------------ ------------------ ------------------
Shareholders' equity at
   March 31, 2006                14,991,325       $201,216,369      $ (90,621,455)     $ (51,072,673)      $ 59,522,241
                          ================== ================== ================== ================== ==================



























                 The accompanying notes are an integral part of these statements

                                        BELLAVISTA CAPITAL, INC.

                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (unaudited)


                                                                                 Six Months            Six Months
                                                                                      Ended                 Ended
                                                                             March 31, 2006        March 31, 2005
                                                                       --------------------- ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                                            $   1,632,202        $   (1,272,546)
 Adjustments to reconcile net loss to net cash provided by operations:
    Provision for impairment of investments in real estate                          403,991               998,220
    Depreciation                                                                     15,312                15,747
    Loss on sale of fixed assets                                                         --                23,829
    (Decrease) increase in accounts payable and other liabilities                   (87,442)              659,273
    Increase in other assets, net                                                  (257,175)              (65,161)
                                                                       --------------------- ---------------------
         Net cash provided by operating activities                                1,706,888               359,362

 CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of fixed assets                                                   --                11,646
    Proceeds from investments in real estate developments                         8,654,177            20,030,853
    Investments in real estate developments                                     (26,594,268)          (14,988,861)
                                                                       --------------------- ---------------------
         Net cash (used in) provided by investing activities.                   (17,940,091)            5,053,638

 CASH FLOWS FROM FINANCING ACTIVITIES:
    Repurchase of stock                                                                  --           (16,300,849)
    Borrowings under secured notes payable                                        8,576,468             2,116,968
    Repayments of secured notes payable                                          (2,631,723)                   --
                                                                       --------------------- ---------------------
         Net cash provided by (used in) financing activities                      5,944,745           (14,183,881)
                                                                       --------------------- ---------------------
           Net decrease in cash and cash equivalents                            (10,288,458)           (8,770,881)
           Beginning cash and cash equivalents                                   14,436,243             9,412,715
                                                                       --------------------- ---------------------

           Ending cash and cash equivalents                                   $   4,147,785          $    641,834
                                                                       ===================== =====================
 Cash paid for interest, net of amounts capitalized of $483,488 and
    $84,597, for the six months ended March 31, 2006 and 2005,
    respectively                                                                 $       --            $       --
                                                                       ===================== =====================


                 The accompanying notes are an integral part of these statements

                             BELLAVISTA CAPITAL, INC.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



1.   ORGANIZATION AND BUSINESS:

These statements are not a complete financial statement presentation. They should be read in conjunction with our audited September 30, 2005 Financial Statements filed on Form 10-K. The accompanying unaudited interim financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. The results of operations for the three months and six months ended March 31, 2006 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

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

Risk Factors

General Economic Conditions in Lending Areas. Our business plan seeks to diversify our investments throughout California and other states in the western United States of America. Due to investment decisions made in years prior to 2004 approximately 74% of our investments are currently located in the San Francisco Bay Area. Since the investments are located in a limited geographical region, they may be subject to a greater risk of delinquency or default if the industries concentrated there suffer adverse economic or business developments.

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

In April, 2004 the Company provided certain documents requested by the Securities and Exchange Commission in connection with a letter of inquiry. During June 2004 Mr. Rider, our CEO and Ms. Fox, our former CEO, both provided voluntary testimony in connection with the inquiry. In January 2005 the Commission requested additional documentation which the Company provided on April 27, 2005. As of March 31, 2006 the Company had no further communication from the Commission.

                             BELLAVISTA CAPITAL, INC.

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

We had no impaired loans receivable as of March 31, 2006 or September 30, 2005.

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

                             BELLAVISTA CAPITAL, INC.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



4. In order for the lender to recover its investment in the project, the property must be sold to independent third parties or the borrower must obtain refinancing from another source.

Because our ADC loans contain many of the characteristics of investments in real estate, they are classified for financial reporting purposes as joint venture investments in real estate developments (Note 4). ADC loans with no equity participation interest are stated at the lower of cost or fair value and accounted for as an investment in real estate. Revenue from interest and points is recognized as cash is received from the sale or refinancing of such properties. ADC loans that include an equity participation interest are accounted for in the same manner as joint venture investments in real estate developments. ADC loans include amounts funded under the loan agreements and capitalized interest expense, where applicable. If our ADC loans qualified as borrowings under US GAAP, interest and points would be recognized in income as earned instead of at the time of sale of the underlying property.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash held in financial institutions and other highly liquid short-term investments with original maturities of three months or less. As of March 31, 2006 we had cash totaling approximately $3.9 million in excess of the $100,000 limits provided by the Federal Deposit Insurance Corporation.

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

                             BELLAVISTA CAPITAL, INC.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



expected to reverse. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value.


3.  LOANS RECEIVABLE SECURED BY REAL ESTATE:

As of March 31, 2006 we had the following loans receivable secured by real estate which are described below:

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
                                                              ==================

Loan 2724 - Loan 2724 comprises loans that are originated and serviced by Cupertino Capital, a California Real Estate broker. The loans are all secured by first deeds of trust on real property in California, pay interest monthly and most of the loans are personally guaranteed by the principals of the borrowing entities. BellaVista's investment in each loan, in most cases, is a portion of the entire loan, with other individuals or companies owning the balance.

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

4. JOINT VENTURE INVESTMENTS IN REAL ESTATE DEVELOPMENTS:

As of March 31, 2006 we had the following joint venture investments in real estate developments which are described below:

                                                                                                        Remaining
                                                   Amount       Capitalized           Carrying            Funding
Description         Investment Type              Invested    Interest Costs             Amount         Obligation
------------------- ------------------- ------------------ ----------------- ------------------ ------------------
2524                Secured Loan              $   680,370        $    5,988        $   686,358          $      --
2525                Equity                      2,173,857            11,671          2,185,528            992,892
2526                Secured Loan                2,835,940            18,535          2,854,475                 --
2557                Secured Loan                2,000,000             2,455          2,002,455                 --
2630                Secured Loan                  689,016             2,634            691,649          4,852,491
2676                Equity                      1,853,550             6,966          1,860,516          1,296,450
2679                Equity                      4,940,390            14,678          4,955,068          1,410,403
2688                Secured Loan                3,095,267             4,037          3,099,305          3,104,733
2701                Equity                      4,100,000             6,735          4,106,735                 --
2703                Secured Loan                2,150,000               965          2,150,965                 --
2753                Secured Loan                1,500,000             2,231          1,502,231                 --
                                        ------------------ ----------------- ------------------ ------------------

Total                                        $ 26,018,390        $   76,895       $ 26,095,285      $  11,656,969
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

                             BELLAVISTA CAPITAL, INC.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


Investment 2525 - This $3,250,000 investment is structured as an equity investment in a 1.1 acre development in East Palo Alto, California. The property was originally zoned residential and the developer applied for a change in zoning to residential/retail mixed use. Our agreement with the developer provides for the payment of a preferred return on our invested capital and a portion of the development's profits. The developer received approval for zoning change in June 2005 and has secured a $12.7 million construction loan. In November, 2005 the developer broke ground on construction but elected not to excavate the underground garage until after the winter season.

Investment 2526 - This investment is structured as a $3,353,000 loan secured by a second deed of trust on a 6,551 square foot parcel in San Francisco, California which will comprise 32 condominium units in a six story steel frame building. Construction started in January 2005 and is expected to complete in Fall 2006. The loan is junior to a construction deed of trust in the amount of $9.3 million. The note was issued on December 7, 2004 and matured on March 15, 2006. During April 2006, we modified the loan by extending the maturity date to September 15, 2006 and providing additional proceeds increasing the total amount of the loan to $4,453,000. The note provides for additional interest equal to a percentage of the gross sales price of each completed unit. As of March 31, 2006 the developer was completing rough plumbing and electric work.

Investment 2557 - This investment is structured as a $2,200,000 loan secured by a second deed of trust on approximately 10 acres in Sacramento, California which will comprise 160 condominium units. Construction is underway on the site improvements and foundations for 45 units. The loan is junior to a construction deed of trust in the amount of $12.0 million. The note was issued on November 15, 2005 and matures on May 31, 2007. The note provides for additional interest calculated as a percentage of the gross sales price of each unit sold.

 Investment 2630 - This investment is structured as a $5.45 million loan secured by a first deed of trust on a 7,500 square foot parcel in Oakland, California which will comprise 16 condominium units in a four story wood frame building over a concrete parking garage at grade. Units are expected to sell for approximately $400,000 per unit. Our loan is secured by a first deed of trust, with a repayment guarantee from the developer and is due on June 30, 2007. In addition to interest accruing on the outstanding balance of the loan, we are entitled to receive a share of the profits from the development. The developer received building permits and plans to begin construction by June 2006.

Investment 2676 - This investment is structured as a $3.15 million equity investment in Livermore Village I, LLC for the purpose of acquiring, entitling and developing approximately 300 condominium units on 5.5 acres in downtown Livermore, California. We supplied 90% of the equity required with the developer contributing the remaining 10%. We will receive a preferred return and a share of the profits from the development. The developer is finalizing the site plan for the project and expects to receive zoning approval by summer 2006.

Investment 2679 - This investment is structured as a $6.7 million loan secured by a first deed of trust on a 40 unit apartment building in Modesto, California. The developer plans to subdivide the apartments and sell them as condominium units. Units are expected to sell for approximately $225,000 per unit. Our investment is secured by a first deed of trust, with a repayment guarantee from the developer. In addition to the interest which accrues on the outstanding balance of the note, we are entitled to receive a share of the profits from the development. The developer is currently working with the City of Modesto to obtain the necessary approvals to subdivide the units.

Investment 2688 - This investment is structured as a $7.0 million loan secured by a first deed of trust on a 13 story office building in Oakland, California. The developer plans to convert the building into six office condominiums, six residential condominium units and one retail unit. Our loan matures on April 20, 2007 and we are entitled to a share of the profits from the development. The developer has demolished the interior space and plans to begin work on the improvements by June 2006.

Investment 2701 - This $4,100,000 investment is structured as an equity investment in a 2-acre development in Goleta, California. The developer plans to build 37 townhome units which are expected to sell for approximately $765,000 per unit. Our joint venture agreement with the developer provides for the payment of a preferred return on our invested capital and a portion of the development's profits. Site work began in January 2006 and the developer currently expects to pour foundations in May 2006.

                             BELLAVISTA CAPITAL, INC.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


Investment 2703 - This investment is structured as a $3.0 million loan secured by a second deed of trust on 66 condominiums in Bremerton, Washington. The loan is junior to a construction deed of trust in the amount of $19.3 million. Units are expected to sell for an average of $470,000. The note was issued on February 10, 2006, matures on February 10, 2008 and provides for interest accruing on the outstanding balance.

Investment 2753 - This investment is structured as a $1.730 million loan secured by a second deed of trust on approximately 10 single family homes and 40 residential lots in Clio, California. Construction of 6 lots has begun with completion of the first units expected during summer 2006. The loan is junior to a construction deed of trust in the amount of $6.545 million. The note was issued on December 21, 2005, matures on June 21, 2007 and, in addition to interest accruing on the outstanding balance, the note provides for additional interest calculated as a percentage of the gross sales price of each of the 10 homes sold.

5.   DIRECT INVESTMENTS IN REAL ESTATE DEVELOPMENTS:

As of March 31, 2006, we or our wholly-owned subsidiaries, 99 Investors, Inc. and Sands Drive San Jose, Inc., held title to three properties which we received through foreclosure. The properties are described below:



                                                                                    Carrying
                         Amount Invested      Capitalized        Recognized        Amount of          Costs to
Description             (net of payments)  Interest Costs        Impairment         Property          Complete
--------------------- ------------------- ---------------- ----------------- ---------------- -----------------
Under construction
   2518                     $  4,289,855       $  231,845       $ 1,048,399     $  3,473,301      $  1,166,963

Held for sale
   2216                       29,124,830          692,271         2,145,617       27,671,484         7,268,562
   2423                        5,647,343          262,555         1,702,233        4,207,665            22,335
                      ------------------- ---------------- ----------------- ---------------- -----------------
   Total held for
     sale                     34,772,173          954,826         3,847,850       31,879,149         7,290,897
                      ------------------- ---------------- ----------------- ---------------- -----------------

Total                       $ 39,062,028      $ 1,186,671       $ 4,896,249     $ 35,352,450       $ 8,457,860
                      ==================================== ================= ================ =================


Property 2518 - This property is an approximately 6,400 square foot home in Tiburon, California. We received title to the property through foreclosure on September 29, 2004. We have engaged a contractor and development manager to complete construction. Construction is expected to complete during 2006.

Property 2216 - This is an approximately 8-acre parcel approved for development of 72 townhomes and condominiums totaling approximately 123,372 square feet in San Jose, California. Models were opened in October 2005 and to date 40 of the 72 units have sold with seven units having closed escrow as of March 31, 2006. Construction and sales are expected to continue into summer 2006.

Property 2423 - This property is an approximately 4,200 square foot home in Belvedere, California. We received title to the property through foreclosure on September 29, 2004. The home is complete and currently on the market for sale.

                             BELLAVISTA CAPITAL, INC.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


6.  PROPERTY, PLANT AND EQUIPMENT:

We had the following property, plant and equipment at March 31, 2006 and September 30, 2005:

                                            March 31, 2006  September 30, 2005
                                       ------------------- -------------------

Computer Equipment                             $   74,813           $  74,813
Furniture                                          39,730              39,730
                                       ------------------- -------------------
   Total property, plant and equipment            114,543             114,543
   Accumulated depreciation                       (58,082)            (42,770)
                                       ------------------- -------------------
   Property, plant and equipment, net          $   56,461           $  71,773
                                       =================== ===================


7.  SECURED NOTES PAYABLE:

The following table summarizes our secured notes payable at March 31, 2006 and September 30, 2005:

                                            March 31, 2006  September 30, 2005
                                       ------------------- -------------------

China Trust Bank                            $  11,879,192        $  5,934,447
Mid-Peninsula Bank                              2,100,000           2,100,000
                                       ------------------- -------------------

Total                                       $  13,979,192        $  8,034,447
                                       =================== ===================


The note payable to China Trust Bank represents the balance outstanding, net of $2,631,723 in repayments, on a $22 million construction loan whose purpose is to finance the construction of our Villa Cortona project, Property 2216. Our wholly owned subsidiary, Sands Drive San Jose, Inc. is the debtor, and BellaVista guarantees the loan. The note bears interest at Prime plus 1.00% (8.75% and 7.75% at March 31, 2006 and September 30, 2005, respectively) and is due in October 2006.

The note payable to Mid-Peninsula Bank is secured by our investment number 2423 and bears interest at Prime plus 1.0% (8.75% and 7.75% at March 31, 2006 and September 30, 2005, respectively). Interest only payments are due monthly on the note, which matures on August 9, 2006.


8.  SHAREHOLDERS' EQUITY:

We have authorized 50,000,000 shares of capital stock with a $0.01 par value. At March 31, 2006 and September 30, 2005, there were 14,991,325 shares of common stock outstanding.

We sold Preferred Stock through private placements since our inception, issuing 26,161,438 shares at $10.00 per share. We used the proceeds from issuance of our Preferred Stock primarily to fund additional ADC loans and also for working capital purposes. All issued and outstanding and authorized but unissued Preferred Stock was converted, by its terms, to common stock effective September 2004. We have not sold shares since September 2002 and, as of March 31, 2006 we did not have an active private placement.

There is no public market for our stock. In the past, in order to provide liquidity for our shareholders, our Board of Directors had adopted a stock redemption policy for shareholders who wish to sell their shares to us. The policy generally provided that the company would periodically make funds available for redemption at a price determined by the Board of Directors. The procedures for repurchase of shares follow guidelines set forth by the United States Securities and Exchange Commission for issuer tender offers.

In October, 2005 the Board of Directors announced the Company's long-term strategy to increase shareholder value and transform BellaVista into an attractive investment for both new and existing shareholders. The strategy involves a two-phased approach:

                             BELLAVISTA CAPITAL, INC.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


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

9.   INCOME TAXES

At March 31, 2006 and September 30, 2005 we had U.S. federal net operating loss carry forwards of approximately $94.3 million and $93.7 million, respectively. The net operating loss carry forwards expire in various amounts between the years 2016 and 2025. If there is a change in ownership, utilization of the U.S. net operating losses may be subject to substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

Operating Loss Carry forward

Operating loss carry forwards consisted of the following:

                                                    Federal          California
                                             Operating Loss      Operating Loss
                                              Carry forward       Carry forward
                                        -------------------- -------------------
March 31, 2006                                     $587,698          $  585,298
September 30, 2005                               12,485,650          12,485,650
December 31, 2004                                34,098,334          34,098,334
December 31, 2003                                38,176,549          22,905,929
December 31, 2002                                 8,915,070           5,349,042
                                        -------------------- -------------------

   Total                                     $   94,263,301       $  75,424,253
                                        ==================== ===================

Deferred Taxes

The significant components of the Company's deferred tax assets are as follows:

                                             March 31, 2006  September 30, 2005
                                        -------------------- -------------------
Net operating loss carry forwards             $  36,450,075       $  36,216,109
Income reported on tax returns but
  not includible in financial
  statement income                                3,403,860           4,229,033
Impairment charges reported in
  financial statements but not
  deducted on tax return                          1,950,392           1,919,112
   Valuation allowance                          (41,804,327)        (42,364,254)
                                        -------------------- -------------------

   Net deferred tax assets                    $          --       $          --
                                        ==================== ===================

                             BELLAVISTA CAPITAL, INC.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


As of March 31, 2006 and September 30, 2005, the Company and its subsidiaries had provided valuation allowances of approximately $41.8 million and $42.4 million, respectively, in respect of deferred tax assets resulting from tax loss carry forwards and temporary timing differences in the reporting of revenues and expenses because it is more likely than not that the carry forwards may expire unused and that future tax deductions may not be realized through future operations.

The following table presents the income tax provision for federal and state income taxes for the six months ended March 31, 2006 and 2005.


                                     Six months Ended   Six months Ended
                                       March 31, 2006     March 31, 2005
                                   ------------------- ------------------
Federal                                    $       --         $       --
State                                           2,400              2,400
                                   ------------------- ------------------

   Total                                   $    2,400         $    2,400
                                   =================== ==================

The provision for income taxes differs from the amount that would result from applying the federal statutory rate for the six months ended March 31, 2006 and 2005 as follows:

                                   Three months Ended       Three months
                                                                   Ended
                                    December 31, 2005  December 31, 2004
                                   ------------------- ------------------
Statutory regular federal income
  tax benefit rate                           (34.00)%           (34.00)%
State taxes                                   (5.83)%            (5.83)%
Change in valuation allowance                 39.83 %            39.83 %
                                   ------------------- ------------------

   Total                                          --%                --%
                                   =================== ==================


10.   TRANSACTIONS WITH AFFILIATES:

On March 19, 2004, Susan Fox resigned as President, Chief Executive Officer and Director of BellaVista Capital, Inc. Ms. Fox was retained as a consultant to the Company for a period of 12 months in order to assist with any issues that occur in connection with the transition of management. For her services she was paid $30,000 per month beginning April 2004. We also agreed to compensate Ms. Fox for her assistance in recovery of legal actions we have brought against some of our former developers. Our agreement with her provides that she will receive 5% of any sums we collect from such legal proceedings. During the three months and six months ended March 31, 2006 she received $0 in payments from BellaVista in accordance with this provision of our agreement compared with $147,500 and $242,500 during the three months and six months ended March 31, 2005.

11.   COMMITMENTS AND CONTINGENCIES:

Operating leases

The following is a schedule, by years, of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of March 31, 2006:

Six months ended September 30, 2006                    $   58,985
Year ended September 30, 2007                              45,540
                                                ------------------

   Net minimum lease payments                          $  104,525
                                                ==================

                             BELLAVISTA CAPITAL, INC.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Litigation

As of March 31, 2006, the Company was involved in the following litigation in which claims for damages would be material if the plaintiff prevailed:

     Steven Mayer v BellaVista Capital, Inc. et al. A lawsuit by a shareholder seeking damages for alleged securities law violations. The company has tendered defense of this case to its insurance carrier which has agreed to accept the tender with a reservation of rights. The Company believes it has strong and viable defenses and plans to vigorously defend the allegations.

     Robert Allen et al v BellaVista Capital, Inc. et al. A lawsuit by several shareholders seeking damages for alleged securities law violations was served on the Company in April 2006. We are currently evaluating the complaint and believe the Company has strong and viable defenses and plan to vigorously defend the allegations.

In addition to the above matters, the Company was involved in the following legal matters at March 31, 2006 in which it sought recovery from borrowers, guarantors, and others. The actions included the following:

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

     3. A lawsuit to collect against the principals of a former borrower relating to the misappropriation and diversion of loan funds for improper purposes. The Company seeks to recover all of the misappropriated funds, and has alleged damages presently believed to exceed $1,000,000. The Company has not reflected any potential recovery in its financial statements. In addition, in the same lawsuit, the Company seeks to recover approximately $200,000 as usurious interest paid by the Company to another lender on the project in order to protect the Company's security interest. In November 2005, judgment was entered in favor of the defendants. In December 2005 the defendants filed a motion seeking recovery of attorneys' fees totaling approximately $153,000 in defense of BellaVista's claims, which motion was granted. In January 2006, the Company appealed the November ruling and the motion seeking recovery of attorney's fees. Subsequent to the filing of the appeal, one of the parties in the case agreed to waive approximately $60,000 in their attorneys' fees claim on the condition that the Company dismiss them from the appeal, which the Company granted. Accordingly, at March 31, 2006 the Company has accrued a liability for approximately $93,000 relating to the award granted to the defendants in December, pending the Company's appeal.

                             BELLAVISTA CAPITAL, INC.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


Construction Contracts

In connection with our development of investments in real estate held for sale, we have entered into contracts with construction companies with an unpaid balance totaling $6,610,555 at March 31, 2006. We will make payments on these contracts as construction progresses in much the same manner we do for our investments in real estate under development.

Guarantees

We have issued indemnity agreements to insurance companies in connection with the sale of certain of our REO properties. The indemnity agreements were provided in order to induce the insurance companies to issue surety bonds covering mechanics liens recorded against properties we owned. The total amount of the surety bonds issued with respect to which we have issued indemnity agreement is $525,000. We believe that we have remedies against the mechanics lien claims and that we will not become liable for their payment and, therefore, no amounts have been accrued in the financial statements in connection to these liens.

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

Change in Year End

On November 7, 2005 the Company's Board of Directors voted to change its fiscal year end from December 31 to September 30 and adopted changes to the Company's Bylaws reflecting this change. In view of this change, MD&A compares the consolidated financial statements as of and for the three months and six months ended March 31, 2006 with the consolidated financial statements as of and for the three months and six months ended March 31, 2005, which were derived from the December 31, 2005 and 2004 financial statements.

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

The impairment of the investment portfolio resulted in substantial operating losses. The Company realized that these net operating losses could be carried forward and used to reduce future taxable income. In prior years, the company used its REIT status, and the payment of dividends, to eliminate corporate level taxation. However, the REIT rules restricted the types of loans the Company could make. In particular, the Company was prohibited, by the REIT rules, from making loans with equity participations. With the ability to carry forward prior years' net operating losses to offset future taxable income, the Company was free to terminate its REIT status, which it did effective January 1, 2004, and was no longer restricted in the types of investments it could make. As of March 31, 2006 the Company's available Federal net operating loss carry forwards were approximately $94.3 million. If these net operating loss carry forwards are fully utilized to offset future taxable income, at current Federal and California state tax rates, it would save the Company approximately $36.5 million in tax payments.

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

During 2004 new management focused on completing and liquidating the existing portfolio of assets, internalizing operations, resolving outstanding legal issues and developing a pipeline of new investment opportunities. In addition to the completion and sale of our non-performing investments, management completed the transition to internal management by significantly reducing continuing operating expenses. We reduced unnecessary staff and administrative overhead. We leased smaller office space more suited for our smaller staff, at approximately 10% of the cost paid by prior management. At $1.6 million annually, our projected recurring operating expenses for the year ended September 30, 2006 are less than 18% of the $9 million average annual operating expenses paid from 1999 through 2003.

During 2004, management also worked hard to resolve the many legal issues that it faced as a result of prior management's policies. We settled two lawsuits from two groups of shareholders seeking to gain at the expense of our remaining shareholders. We also settled legal actions brought by developers and contractors seeking millions for approximately $725,000. In addition, we successfully defended a legal action against us for breach of contract. Defending and settling these legal actions was costly, with approximately $2.8 million paid in legal fees and settlement costs during 2004, but we believe the benefits gained through the certainty of settlement, will far outweigh the costs over time as we are able to devote our limited resources to productive purposes. Not all of our legal outcomes were negative however. During 2004 and 2005 we settled three legal actions in which we were the plaintiff that resulted in the agreement by the defendants to pay BellaVista $7.31 million. During the same period we collected $3.2 million from these settlements, net of collection costs. In January 2005, one of the parties defaulted on their settlement payment, but by the terms of the agreement we were able to obtain a judgment against them in the amount of $5.9 million. We are currently pursuing collection on that judgment.

During 2005 we began making substantial new investments from our pipeline of investment opportunities. Through contacts we developed, we have approved new investments totaling approximately $47.5 million since we implemented our new business plan in 2004. As of March 31, 2006 these new investments comprised approximately 61% of our net invested assets compared with approximately 31% at March 31, 2005. We expect the percentage of performing investments will continue to increase as we continue to fund our new commitments, sell off our nonperforming investments and make new investments. While actual investment returns will depend on the success of our investments, we seek to generate gross returns on invested assets of 15%. With these targeted returns, we seek to generate returns to shareholders of approximately 12.5%, net of our operating expenses.

RESULTS OF OPERATIONS

Revenue

As of October 1, 2005 we had nine performing investments in which we had invested $19.0 million. During the three months and six months ended March 31, 2006 we funded an additional $3.7 million and $16.1 million, respectively, in new and existing investments compared with $45,512 and $4.3 million funded toward performing investments during the three months and six months ended March 31, 2005. We earned approximately $1.0 million and $1.8 million from these performing investments during the three months and six months ended March 31, 2006 according to the terms of our investment contracts compared with $0.6 million and $0.7 million during the three months and six months ended March 31, 2005, although only a portion of these earnings were reportable under US GAAP.


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

                                                        Three Months Ended March 31,    Six Months Ended March 31,
                                                      ------------------------------ -----------------------------
                                                                 2006          2005         2006            2005
                                                      ---------------- ------------- ------------- ---------------
Net income (loss) per GAAP, as reported                   $ 1,533,789    $ (584,589) $ 1,632,202     $ (1,272,546)
Revenues from real estate investments per GAAP             (1,856,044)     (454,560)  (2,122,927)      (1,424,641)
Proforma revenues from real estate development              1,043,385       570,982    1,784,508          680,589
                                                      ---------------- ------------- ------------- ---------------

Proforma net income (loss) - Non GAAP                      $  721,130    $ (468,167) $ 1,293,783     $ (2,016,598)
                                                      ================ ============= ============= ===============

Proforma net income (loss) per share - Non GAAP              $   0.05       $ (0.03)    $   0.09       $    (0.11)
                                                      ================ ============= ============= ===============

Expenses

During the three months and six months ended March 31, 2006 we incurred expenses totaling $0.4 million and $1.1 million, respectively, relating to the ongoing operations of the company, legal expenses and carrying costs related to our REO portfolio compared with $0.7 million and $3.0 million during the three months and six months ended March 31, 2005. Some of these expenses related to legal issues and carrying costs associated with our non-performing investments and are considered non-recurring. Our recurring operating expenses were approximately $0.3 million and $0.7 million during the three months and six months ended March 31, 2006 compared with $0.4 million and $1.0 million during the three months and six months ended March 31, 2005. We accomplished these reductions in recurring operating expenses through reduced salaries and other cost cutting measures.

In addition to our recurring operating expenses, we incurred legal expenses and carrying costs associated with our non-performing investments of $117,503 and $382,862 for the three months and six months ending March 31, 2006 compared with $245,680 and $1,946,142 during the three months and six months ended March 31, 2005. The decrease in costs during the comparable three month periods was due to the expiration in November 2005 of a $35,000 per month legal services contract and a lower number of REO units owned. The decrease in costs during the comparable six month periods was primarily due to the payment of $1.1 million in legal settlements during December 2004, the termination of a legal services contract in November 2005 providing for a payment of $35,000 per month and a reduction in the carrying costs of our non-performing investments as a number of those investments were sold during 2005 and 2006.

During the three months and six months ended March 31, 2006 we recorded impairment charges totaling $0 and $403,991 compared with $911,557 and $998,220 during the three months and six months ended March 31, 2005, reflecting downward our estimates of the net realizable values for our direct investments in real estate developments. The changes in estimates were based upon market information available at the time we prepared this Form 10-Q.

Since December 31, 1999, all interest costs have been capitalized as a cost of our investments. Interest cost associated with our borrowings was $307,173 and $532,701 during the three months and six months ended March 31, 2006 compared with $55,769 and $97,572 during the three months and six months ended March 31, 2005. The increase is due to additional debt we have added from our construction loan and the increase in floating interest rates associated with our borrowings. See Note 7 to the Consolidated Financial Statements included as Item 1 of this Form 10-Q.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity means the need for, access to and uses of cash. Our principal source of liquidity is the repayment of our real estate investments. Our principal demands for liquidity are funds that are required to satisfy obligations under existing loan commitments, operating expenses, interest expense associated with our indebtedness and debt repayments.

Sources of Cash

As of March 31, 2006 our primary source of liquidity was the proceeds from our investments in real estate and our $22 million construction loan from China Trust Bank. We do not currently have an open private placement for the sale of our stock and do not expect to sell stock for the foreseeable future. Additionally, we are currently not soliciting or accepting applications to issue new unsecured notes payable. However, we do have the ability to borrow money from various financial institutions using our real estate investments as collateral if we determine that we need additional liquidity.

We typically receive repayment on our investments when the development has been completed and sold to third parties. Accordingly, our repayments are a function of our developers' ability, or our ability in the case of direct investments in real estate developments, to complete and sell the development properties in which we have invested. During the three months and six months ended March 31, 2006 we received repayments, including income, totaling $10.0 million and $10.1 million compared with $7.5 million and $21.5 million during the three months and six months ended March 31, 2005. The following table summarizes our liquidity expectations for the investments we held at March 31, 2006. The expected proceeds in the table are higher than our net realizable value estimates because they include our estimated costs to complete.

                                                           Expected Proceeds
                                                     ------------------------
Scheduled investment completion:
   Complete                                                      $ 4,230,000
   Three months ended 6/30/06                                     19,139,089
   Three months ended 9/30/06                                     21,763,173
   Three months ended 12/31/06                                    16,936,736
   Three months ended 3/31/07                                     16,147,832
   Three months ended 6/30/07                                      9,818,986
   Three months ended 9/30/07                                      1,100,000
   Three months ended 12/31/07                                       600,000
   Three months ended 3/31/08                                      2,224,168
   Three months ended 6/30/08                                      1,000,000
   Three months ended 9/30/08                                      1,650,000
   Three months ended 12/31/08                                       675,000
                                                     ------------------------

   Total                                                       $  95,284,984
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

Uses of Cash


The following table sets forth the projected timing and amount of our obligations through 2008, without taking into account new investments that may be made during future periods:

                                                 Six months                 Year                Year
                                                      ended                ended               ended
Obligation                        Total   September 30, 2006  September 30, 2007  September 30, 2008
----------            ------------------ ------------------- ------------------- -------------------
Investment fundings         $20,114,829         $17,376,472          $2,738,357            $     --
Operating leases                104,525              58,985              45,540                  --
Secured notes payable        13,979,192          13,979,192                  --                  --
                      ------------------ ------------------- ------------------- -------------------
   Total                    $34,198,546         $31,414,649          $2,783,897            $     --
                      ================== =================== =================== ===================

Investment fundings are the largest use of our cash. During the three months and six months ended March 31, 2006 we invested $8.6 million and $26.2 million, respectively in new and continuing development projects compared with $5.9 million and $15.0 million during the three months and six months ended March 31, 2005, respectively.

At March 31, 2006 we estimated the costs to complete our direct investments in real estate developments plus the remaining funding obligation on our joint venture investments in real estate developments was $20.1 million, $7.3 million of which is related to our Property 2216. We have a $22 million construction loan in place with proceeds of $21.2 million to fund these construction costs. These amounts are funded as construction progresses on our investments. As of March 31, 2006 we had drawn $14.0 million against this commitment to fund construction costs and made repayments totaling $2.6 million. The exact timing of the investment fundings is dependent on several factors including weather, governmental regulation and developer related issues, so the timing of investment fundings in the above table is an estimate based on information available to us at this time. Additionally, we expect the amount of actual investment fundings to be higher than our obligation existing at March 31, 2006 as we continue to make and fund new investments in future periods.

Our secured notes payable include the construction loan discussed above and a $2.1 million loan from a bank. The note payable is secured by one of our direct investments in real estate development and we expect it will be repaid from the sale proceeds of the secured property.

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

The information presented below reconciles the differences between US GAAP and the estimated realizable value of our investments.

                                                                March 31, 2006  September 30, 2005
                                                           ------------------- -------------------
Loans receivable secured by real estate                          $  8,850,000        $  6,575,000
Joint Venture investments in real estate developments              26,095,285          12,483,029
Direct investments in real estate developments                     35,352,450          34,041,268
                                                           ------------------- -------------------

Total investments in real estate per US GAAP                       70,297,735          53,099,297
Add:   GAAP impairments                                             4,896,249           4,817,726
       Accrued interest and points                                  9,808,593          11,963,772
Less:  Capitalized interest                                        (1,263,566)         (1,347,238)
                                                           ------------------- -------------------
Balance owed on real estate investments                            83,739,011          68,533,557
Amount estimated uncollectible                                     (8,568,855)        (10,260,218)
                                                           ------------------- -------------------

Estimated realizable value of investments in real estate         $ 75,170,156       $  58,273,339
                                                           =================== ===================


Net Realizable Value of Assets per Share

The following calculation determines the estimated net realizable value of our stock at March 31, 2006 and September 30, 2005:

                                                                March 31, 2006  September 30, 2005
                                                           ------------------- -------------------
Cash                                                             $  4,147,785       $  14,436,243
Other assets                                                          471,611             214,435
Estimated realizable value of investments in real estate           75,170,156          58,273,339
                                                           ------------------- -------------------
Total realizable assets                                            79,789,552          72,924,017
Accounts and notes payable                                        (15,400,350)         (9,931,709)
                                                           ------------------- -------------------
Estimated net realizable assets                                    64,389,202          62,992,308
Shares outstanding                                                 14,991,325          14,991,325
                                                           ------------------- -------------------

   Estimated net realizable assets per share                       $     4.30          $     4.20
                                                           =================== ===================

Our estimated realizable value of investments in real estate increased by approximately $16.9 million due to net investments we made during the six months ended March 31, 2006 and the interest and preferred returns on those investments we are contractually entitled to receive and believe we will collect. Additionally, our liabilities increased by approximately $5.0 million as we financed the costs of improvements on our San Jose project, Investment 2216, from the proceeds of our construction loan. The $1.4 million increase in our net realizable assets reflects the amount of earnings from our investment contracts in excess of our operating expenses plus the income realized from collections from a legal settlement.

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

Loan Accounting. We have applied the guidance of AICPA Practice Bulletin 1, Purpose and Scope of AcSEC Practice Bulletins and Procedures for Their Issuance,
Exhibit I in accounting for our investment loans as real estate acquisition, development, or construction (ADC) arrangements. In accordance with the ADC accounting rules, we do not accrue income for interest and points on our ADC loans until the sale or refinancing of a property. Revenue from interest and points is recognized as cash is received from the sale or refinancing of such properties. ADC loans are classified as joint venture investments in real estate developments (see Note 4 to the financial statements) and include amounts funded under the loan agreements and capitalized interest expense. If our ADC loans qualified as loans under GAAP, interest and points would be recognized as income in periods prior to the sale of the underlying property.

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

ITEM 3.   CONTROLS AND PROCEDURES.

Michael Rider, the Company's Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities Exchange Act of 1934) as of March 31, 2006. Based on that evaluation, Mr. Rider has concluded that those controls and procedures were effective in making known, on a timely basis, the material information needed for the preparation of this Report on Form 10-QSB. There were no significant changes in the Company's internal controls or in other factors that could significantly affect those internal controls since the date of their evaluation, except as disclosed below.

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

 The company is currently evaluating its personnel needs with plans to add resources to the accounting and finance department which it believes will mitigate the significant deficiency identified during the 2005 audit.



                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

Refer to Financial Statements Note 10 for a discussion of Legal Proceedings

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)  Not Applicable.

(b)  Not Applicable.

(c)  Repurchases of Equity Securities.

     Between October 1, 2005 and March 31, 2006, we did not repurchase any shares of our common stock.


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

Dated:   May 15, 2006                   /s/ MICHAEL RIDER
                                        -----------------
                                        Michael Rider, President and
                                        Chief Financial Officer