Form 10QSB
period 2006-06-30
BELLAVISTA CAPITAL INC
filed 2006-08-14
CIK 1086670

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006

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

                                 Yes [ ] No [X]


    The number of shares of common stock outstanding as of August 14, 2006 was 14,991,325.

Table of Contents

   Part I. Financial Information

Item 1.    Financial Statements (unaudited)                                    2

           Condensed  Consolidated  Balance Sheets as of June 30, 2006
           (unaudited) and September 30, 2005 (unaudited)                      3

           Condensed Consolidated Statements of Operations for the Three Months
           and Nine Months Ended June 30, 2006 and 2005 (unaudited)            4

           Condensed  Consolidated  Statement  of  Shareholders' Equity for the
           Nine Months Ended June 30, 2006  (unaudited)                        5

           Condensed  Consolidated  Statements  of Cash Flows for the Nine
           Months  Ended June 30, 2006 and 2005 (unaudited)                    6

           Notes to the Condensed Consolidated Financial Statements
           (unaudited)                                                         7

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                              18

Item 3.    Controls and Procedures                                            25

Part II.   Other Information

Item 1.    Legal Proceedings                                                  25

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds        25

Item 3.    Defaults Upon Senior Securities                                    25

Item 4.    Submission of Matters to a Vote of Security Holders                26

Item 5.    Other Information                                                  26

Item 6.    Exhibits                                                           26

           Signatures                                                         26

                          Part I. Financial Information

Item 1. Financial Statements


        Attached are the following unaudited financial statements of BellaVista Capital, Inc., formerly known as Primecore Mortgage Trust, Inc. (the "Company"):

     (1) Condensed Consolidated Balance Sheets as of June 30, 2006 (unaudited), and September 30, 2005 (unaudited)

     (2) Condensed Consolidated Statements of Operations for the Three Months and Nine Months ended June 30, 2006 and 2005 (unaudited)

     (3) Condensed Consolidated Statement of Shareholders' Equity for the Nine Months ended June 30, 2006 (unaudited)

     (4) Condensed Consolidated Statements of Cash Flows for the Nine Months ended June 30, 2006 and 2005 (unaudited)

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

                                            BELLAVISTA CAPITAL, INC.

                                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                                 (unaudited)


                                                                                June 30, 2006  September 30, 2005
                                                                            ------------------ -------------------
ASSETS:
Cash and cash equivalents                                                       $   6,253,277       $  14,436,243
Loans receivable secured by real estate                                            11,260,000           6,575,000
Joint venture investments in real estate developments                              28,754,829          12,483,029
Direct investments in real estate developments                                     17,492,299          34,041,268
Property, plant and equipment, net                                                     52,581              71,773
Other assets                                                                          387,301             214,435
                                                                            ------------------ -------------------
        Total assets                                                            $  64,200,287       $  67,821,748
                                                                            ================== ===================

LIABILITIES AND SHAREHOLDERS' EQUITY:
Secured notes payable                                                               2,596,684           8,034,447
Accrued expenses and other                                                            380,079           1,897,262
                                                                            ------------------ -------------------
        Total liabilities                                                           2,976,763           9,931,709

SHAREHOLDERS' EQUITY:
Common stock: par value $0.01, 50,000,000 shares authorized; 14,991,325
   shares issued and outstanding at June 30, 2006 and September 30, 2005          201,216,369         201,216,369
Accumulated dividends and distributions                                           (90,621,455)        (90,621,455)
Accumulated deficit                                                               (49,371,390)        (52,704,875)
                                                                            ------------------ -------------------
        Total shareholders' equity                                                 61,223,524          57,890,039
                                                                            ------------------ -------------------
        Total liabilities and shareholders' equity                              $  64,200,287       $  67,821,748
                                                                            ================== ===================




                              The accompanying notes are an integral part of these statements

                                            BELLAVISTA CAPITAL, INC.

                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 (unaudited)


                                                        Three Months Ended June 30,          Nine Months Ended June 30,
                                                     ----------------------------------- -------------------------------------
                                                                  2006             2005               2006               2005
                                                     ------------------ ---------------- ------------------ ------------------
REVENUES:
   Income from real estate investments                    $  1,943,968       $  797,744       $  4,066,895          2,222,385
   Interest income                                              32,091            6,392            103,089            112,746
   Other                                                        51,796           17,469             79,212             61,113
                                                     ------------------ ---------------- ------------------ ------------------
     Total revenues                                          2,027,855          821,605          4,249,196          2,396,244

EXPENSES:
   Salaries expense                                            151,038          179,757            590,935            663,556
   Facilities expense                                           21,444           21,259             66,514            114,482
   Legal and accounting                                         48,802           45,435             89,735            228,197
   Board of directors                                           61,742           52,452            187,937            216,231
   Administrative expense                                       21,747           28,919             75,726            103,203
   REO and non-recurring expenses                              101,682          276,956            484,544          2,223,098
   Depreciation                                                  7,656            7,200             22,968             22,947
   Provision for impairment of investments in real
     estate                                                     81,211          286,829            485,202          1,285,049
                                                     ------------------ ---------------- ------------------ ------------------
                                                     ------------------ ---------------- ------------------ ------------------
     Total expenses                                            495,322          898,807          2,003,561          4,856,763
                                                     ------------------ ---------------- ------------------ ------------------
     Operating income (loss)                                 1,532,533          (77,202)         2,245,635         (2,460,519)

OTHER INCOME:
   Income from legal settlements, net                          168,750          345,000          1,090,250          1,482,000
   Loss on sale of fixed assets                                     --               --                 --            (23,829)
                                                     ------------------ ---------------- ------------------ ------------------
       Total other income                                      168,750          345,000          1,090,250          1,458,171
                                                     ------------------ ---------------- ------------------ ------------------
     Net income (loss) before income taxes                   1,701,283          267,798          3,335,885         (1,002,348)
     Provision for income taxes                                     --               --             (2,400)            (2,400)
                                                     ------------------ ---------------- ------------------ ------------------

     Net income (loss)                                    $  1,701,283       $  267,798       $  3,333,485      $  (1,004,748)
                                                     ================== ================ ================== ==================

Basic and diluted net income (loss) per share               $     0.11          $  0.02          $    0.22           $  (0.06)
                                                     ================== ================ ================== ==================

Basic and diluted weighted average shares outstanding       14,991,325       14,991,325         14,991,325         17,209,644
                                                     ================== ================ ================== ==================






                                    The accompanying notes are an integral part of these statements

                                        BELLAVISTA CAPITAL, INC.

                        CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                For the nine months ended June 30, 2006
                                               (unaudited)

                                              Common Stock
                                    ---------------------------------

                                                                           Accumulated       Accumulated
                                            Shares            Amount         Dividends           Deficit            Total
                                    --------------- ----------------- ----------------- ----------------- ----------------
Shareholders' equity at
   October 1, 2005                      14,991,325      $201,216,369     $ (90,621,455)    $ (52,704,875)    $ 57,890,039
    Net income                                  --                --                --         3,333,485        3,333,485
                                    --------------- ----------------- ----------------- ----------------- ----------------
Shareholders' equity at
   June 30, 2006                        14,991,325      $201,216,369     $ (90,621,455)    $ (49,371,390)    $ 61,223,524
                                    =============== ================= ================= ================= ================









                                    The accompanying notes are an integral part of these statements

                                          BELLAVISTA CAPITAL, INC.

                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (unaudited)


                                                                                Nine Months           Nine Months
                                                                                      Ended                 Ended
                                                                                   June 30,         June 30, 2005
                                                                                       2006
                                                                        -------------------- ---------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                                           $    3,333,485            (1,004,748)
 Adjustments to reconcile net loss to net cash provided by operations:
    Provision for impairment of investments in real estate                          485,202             1,285,049
    Depreciation                                                                     22,968                22,947
    Loss on sale of fixed assets                                                         --                23,829
    Decrease in accounts payable and other liabilities                             (117,916)             (201,513)
    Increase in other assets, net                                                  (172,866)                2,726
                                                                        -------------------- ---------------------
         Net cash provided by operating activities                                3,550,873               128,290
 CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of fixed assets                                                   --                11,646
    Cash used to purchase fixed assets                                               (3,776)                   --
    Proceeds from investments in real estate developments                        31,556,129            26,511,593
    Investments in real estate developments                                     (37,848,429)          (19,730,853)
                                                                        -------------------- ---------------------
         Net cash (used in) provided by investing activities.                    (6,296,076)            6,792,386
 CASH FLOWS FROM FINANCING ACTIVITIES:
    Repurchase of stock                                                                  --           (16,300,849)
    Borrowings under secured notes payable                                       11,675,484             6,552,590
    Repayments of secured notes payable                                         (17,113,247)                   --
                                                                        -------------------- ---------------------
         Net cash used in financing activities                                   (5,437,763)           (9,748,259)
                                                                        -------------------- ---------------------
           Net decrease in cash and cash equivalents                             (8,182,966)           (2,827,583)
           Beginning cash and cash equivalents                                   14,436,243             9,412,715
                                                                        -------------------- ---------------------
           Ending cash and cash equivalents                                       6,253,277             6,585,132
                                                                        ==================== =====================
 Cash paid for interest, net of amounts capitalized of $752,900 and
    $181,234, for the nine months ended June 30, 2006 and 2005,
    respectively                                                                  $      --             $      --
                                                                        ==================== =====================


                                    The accompanying notes are an integral part of these statements

                            BELLAVISTA CAPITAL, INC.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)





1.   ORGANIZATION AND BUSINESS:

These statements are not a complete financial statement presentation. They should be read in conjunction with our audited September 30, 2005 Financial Statements filed on Form 10-K. The accompanying unaudited interim financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. The results of operations for the three months and nine months ended June 30, 2006 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

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

Risk Factors

General Economic Conditions in Lending Areas. Our business plan seeks to diversify our investments throughout California and other states in the western United States of America. Due to investment decisions made in years prior to 2004 approximately 67% of our investments are currently located in the San Francisco Bay Area. Since the investments are located in a limited geographical region, they may be subject to a greater risk of delinquency or default if the industries concentrated there suffer adverse economic or business developments.

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

In April, 2004 the Company provided certain documents requested by the Securities and Exchange Commission in connection with a letter of inquiry. During June 2004 Mr. Rider, our CEO and Ms. Fox, our former CEO, both provided voluntary testimony in connection with the inquiry. In January 2005 the Commission requested additional documentation which the Company provided on April 27, 2005. As of June 30, 2006 the Company had no further communication from the Commission.

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

We had no impaired loans receivable as of June 30, 2006 or September 30, 2005.

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

                            BELLAVISTA CAPITAL, INC.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

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

Cash and Cash Equivalents

Cash and cash equivalents include cash held in financial institutions and other highly liquid short-term investments with original maturities of three months or less. As of June 30, 2006 we had cash totaling approximately $6.0 million in excess of the $100,000 limits provided by the Federal Deposit Insurance Corporation.

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

                            BELLAVISTA CAPITAL, INC.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


3.  LOANS RECEIVABLE SECURED BY REAL ESTATE:

As of June 30, 2006 we had the following loans receivable secured by real estate which are described below:

                                  Collateral        Maturity Date        Balance
                                  --------------- --------------- --------------
Loan 2724                         First Trust Deeds       Various     $7,435,000
Loan 2719                         First Trust Deed       Feb 2007      3,825,000
                                                                  --------------

Total                                                               $ 11,260,000
                                                                  ==============

Loan 2724 - Loan 2724 comprises loans that are originated and serviced by Cupertino Capital, a California Real Estate broker. The loans are typically secured by first deeds of trust on real property in California, pay interest monthly and most of the loans are personally guaranteed by the principals of the borrowing entities. BellaVista's investment in each loan, in most cases, is a portion of the entire loan, with other individuals or companies owning the balance. As of June 30, 2006 one of these loans, totaling $675,000 was in default due to delinquent payments. Based on the estimated value of the underlying collateral, we currently believe there are no impairments to this loan.

Loan 2719 - Our loan was made to a developer who is subdividing a parcel of land in East Palo Alto, California into 78 lots for construction of live/work units. The loan is secured by a first deed of trust on the development parcel, requires payment of interest only each month, is due in February 2007, and is personally guaranteed by the developer's principal partner.

4. JOINT VENTURE INVESTMENTS IN REAL ESTATE DEVELOPMENTS:

As of June 30, 2006 we had the following joint venture investments in real estate developments which are described below:

                                                                                                        Remaining
                                                   Amount       Capitalized           Carrying            Funding
 Description        Investment Type              Invested    Interest Costs             Amount         Obligation
------------------  ------------------- -----------------   ---------------  -----------------  -----------------

2524                Secured Loan              $   644,635        $    6,594        $   651,229          $      --
2525                Equity                      2,183,857            13,680          2,197,537            982,892
2526                Secured Loan                3,335,950            21,382          3,357,332            399,990
2557                Secured Loan                2,000,000             4,292          2,004,292                 --
2630                Secured Loan                  773,786             3,307            777,092          4,767,721
2676                Equity                      2,258,550             8,858          2,267,408            891,450
2679                Equity                      4,959,056            19,232          4,978,288          1,294,131
2688                Secured Loan                3,321,964             6,984          3,328,948          2,878,036
2701                Equity                      4,100,000            10,502          4,110,502                 --
2703                Secured Loan                2,150,000             2,938          2,152,938                 --
2753                Secured Loan                1,500,000             3,609          1,503,609                 --
2789                Secured Loan                1,425,000               654          1,425,654            775,000
                                        -----------------   ---------------  -----------------  -----------------


Total                                        $ 28,652,798       $   102,032       $ 28,754,829      $  11,989,220
                                        =================   ===============  =================  =================

                            BELLAVISTA CAPITAL, INC.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


Investment 2524 - This investment is structured as a $1,200,000 loan secured by a third deed of trust on a 10.3 acre parcel in Colorado Springs, Colorado which will comprise 148 condominium units, scheduled to be constructed in phases. The loan is junior to a deed of trust in the amount of $2,392,000 and a revolving construction deed of trust totaling $4,000,000, both in favor of Ohio Savings Bank. The note was issued on May 12, 2004, and accrues interest which is due and payable at the loan's maturity date, November 12, 2006. The note also provides for additional interest equal to a percentage of the gross sales price of each condominium unit sold.

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

                            BELLAVISTA CAPITAL, INC.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


Investment 2703 - This investment is structured as a $3.0 million loan secured by a second deed of trust on 66 condominiums in Bremerton, Washington. The loan is junior to a construction deed of trust in the amount of $19.3 million. Units are expected to sell for an average of $470,000. The note was issued on February 10, 2006, matures on February 10, 2008, and accrues interest on the outstanding balance.

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

Investment 2789 - This investment is structured as a $3.1 million loan secured by a second deed of trust on 40 condominium units in West Hollywood, California. The loan is junior to a construction deed of trust in the amount of $18.5 million. The note was issued on June 15, 2006, matures on February 15, 2008, and accrues interest on the outstanding balance.

5.   DIRECT INVESTMENTS IN REAL ESTATE DEVELOPMENTS:

As of June 30, 2006, we or our wholly-owned subsidiary, Sands Drive San Jose, Inc., held title to two properties which we received through foreclosure. The properties are described below:

                                                                                    Carrying
                        Amount Invested       Capitalized        Recognized        Amount of          Costs to
 Description           (net of payments)   Interest Costs        Impairment         Property          Complete
--------------------- ------------------ ----------------  ----------------   --------------  ----------------

Under construction
   2518                     $  4,734,145       $  235,235       $ 1,048,399     $  3,920,980        $  722,673

Held for sale
   2216                       14,958,513          710,427         2,145,617       13,571,319         5,760,370
                      ------------------ ----------------  ----------------   --------------  ----------------

Total                       $ 19,692,658        $ 945,662       $ 3,194,016     $ 17,492,299       $ 6,483,043
                      ================== ================  ================   ==============  ================

Property 2518 - This property is an approximately 6,400 square foot home in Tiburon, California. We received title to the property through foreclosure on September 29, 2004. We have engaged a contractor to complete construction which is expected to complete by Spring 2007.

Property 2216 - This is an approximately 8-acre parcel approved for development of 72 townhomes and condominiums totaling approximately 123,372 square feet in San Jose, California. Models were opened in October 2005 and to date 56 of the 72 units have sold with 37 units having closed escrow as of June 30, 2006. Construction and sales are expected to continue into fall 2006.

                            BELLAVISTA CAPITAL, INC.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


6.  PROPERTY, PLANT AND EQUIPMENT:

We had the following property, plant and equipment at June 30, 2006 and September 30, 2005:

                                                                                 June 30, 2006  September 30, 2005
                                                                            ------------------ -------------------

Computer Equipment                                                                  $   78,589           $  74,813
Furniture                                                                               39,730              39,730
                                                                            ------------------ -------------------
                                                                            ------------------ -------------------
Total property, plant and equipment                                                    118,319             114,543
Accumulated depreciation                                                               (65,738)            (42,770)
                                                                            ------------------ -------------------


Property, plant and equipment, net                                                   $  52,581           $  71,773
                                                                            ================== ===================

7.  SECURED NOTES PAYABLE:

The following table summarizes our secured notes payable at June 30, 2006 and September 30, 2005:

                                                                                 June 30, 2006  September 30, 2005
                                                                            ------------------ -------------------


China Trust Bank                                                                  $  2,596,684        $  5,934,447
Mid-Peninsula Bank                                                                          --           2,100,000
                                                                            ------------------ -------------------

Total                                                                             $  2,596,684        $  8,034,447
                                                                            ================== ===================

The note payable to China Trust Bank represents the balance outstanding, net of $15,013,246 in repayments, on a $22 million construction loan whose purpose is to finance the construction of our Villa Cortona project, Property 2216. Our wholly owned subsidiary, Sands Drive San Jose, Inc. is the debtor, and BellaVista guarantees the loan. The note bears interest at Prime plus 1.00% (9.25% and 7.75% at June 30, 2006 and September 30, 2005, respectively) and is due in October 2006.

The note payable to Mid-Peninsula Bank was secured by our investment number 2423 and bears interest at Prime plus 1.00% (9.25% and 7.75% at June 30, 2006 and September 30, 2005, respectively). The note was repaid on June 29, 2006 when the property securing the loan was sold.


8.  SHAREHOLDERS' EQUITY:

We have authorized 50,000,000 shares of capital stock with a $0.01 par value. At June 30, 2006 and September 30, 2005, there were 14,991,325 shares of common stock outstanding.

We sold Preferred Stock through private placements since our inception, issuing 26,161,438 shares at $10.00 per share. We used the proceeds from issuance of our Preferred Stock primarily to fund additional ADC loans and also for working capital purposes. All issued and outstanding and authorized but unissued Preferred Stock was converted, by its terms, to common stock effective September 2004. We have not sold shares since September 2002 and, as of June 30, 2006 we did not have an active private placement.

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

                            BELLAVISTA CAPITAL, INC.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

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

9.   INCOME TAXES

At June 30, 2006 and September 30, 2005 we had U.S. federal net operating loss carry forwards of approximately $97.3 million and $93.7 million, respectively. The net operating loss carry forwards expire in various amounts between the years 2016 and 2025. If there is a change in ownership, utilization of the U.S. net operating losses may be subject to substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

Operating Loss Carry forward

Operating loss carry forwards consisted of the following:

                                                                                      Federal          California
                                                                               Operating Loss      Operating Loss
                                                                                Carry forward       Carry forward
                                                                          -------------------- -------------------

June 30, 2006                                                                      $3,636,025        $  3,633,625
September 30, 2005                                                                 12,485,650          12,485,650
December 31, 2004                                                                  34,098,334          34,098,334
December 31, 2003                                                                  38,176,549          22,905,929
December 31, 2002                                                                   8,915,070           5,349,042
                                                                          -------------------- -------------------


   Total                                                                       $   97,311,628       $  78,472,580
                                                                          ==================== ===================

Deferred Taxes

The significant components of the Company's deferred tax assets are as follows:

                                                                                June 30, 2006  September 30, 2005
                                                                            ----------------- -------------------

Net operating loss carry forwards                                               $  37,664,358       $  36,216,109
Income reported on tax returns but not includible in financial statement
   income                                                                           2,471,026           4,229,033
Impairment charges reported in financial statements but not deducted on tax
   return                                                                           1,272,317           1,919,112
   Valuation allowance                                                            (41,407,701)       (42,364,254))
                                                                            ----------------- -------------------

                                                                                    $      --           $      --
   Net deferred tax assets
                                                                            ================= ===================

As of June 30, 2006 and September 30, 2005, the Company and its subsidiaries had provided valuation allowances of approximately $41.4 million and $42.4 million,

                            BELLAVISTA CAPITAL, INC.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


respectively, in respect of deferred tax assets resulting from tax loss carry forwards and temporary timing differences in the reporting of revenues and expenses because it is more likely than not that the carry forwards may expire unused and that future tax deductions may not be realized through future operations.

The following table presents the income tax provision for federal and state income taxes for the nine months ended June 30, 2006 and 2005.

                                                                                   Nine months        Nine months
                                                                                         Ended              Ended
                                                                                 June 30, 2006      June 30, 2005
                                                                            ------------------ ------------------

Federal                                                                               $     --          $      --
State                                                                                    2,400              2,400
                                                                            ------------------ ------------------

   Total                                                                            $    2,400         $    2,400

                                                                            ================== ==================

The provision for income taxes differs from the amount that would result from applying the federal statutory rate for the nine months ended June 30, 2006 and 2005 as follows:

                                                                                   Nine months        Nine months
                                                                                         Ended              Ended
                                                                                 June 30, 2006       June 30,2005
                                                                            ------------------ ------------------

Statutory regular federal income tax benefit rate                                     (34.00)%           (34.00)%
State taxes                                                                            (5.83)%            (5.83)%
Change in valuation allowance                                                          39.83 %            39.83 %
                                                                            ------------------ ------------------

   Total                                                                                   --%                --%

                                                                            ================== ===================

10.   TRANSACTIONS WITH AFFILIATES:

On March 19, 2004, Susan Fox resigned as President, Chief Executive Officer and Director of BellaVista Capital, Inc. Ms. Fox was retained as a consultant to the Company for a period of 12 months in order to assist with any issues that occur in connection with the transition of management. For her services she was paid $30,000 per month beginning April 2004. We also agreed to compensate Ms. Fox for her assistance in recovery of legal actions we have brought against some of our former developers. Our agreement with her provides that she will receive 5% of any sums we collect from such legal proceedings. During the three months and nine months ended June 30, 2006 she received $0 in payments from BellaVista in accordance with this provision of our agreement compared with $17,500 and $260,000 during the three months and nine months ended June 30, 2005.

11.   COMMITMENTS AND CONTINGENCIES:

Operating leases

The following is a schedule, by years, of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of June 30, 2006:

Three months ended September 30, 2006                                 $   26,985
Year ended September 30, 2007                                             44,940
                                                              ------------------

   Net minimum lease payments                                          $  71,925
                                                              ==================

                            BELLAVISTA CAPITAL, INC.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Litigation

As of June 30, 2006, the Company was involved in the following litigation in which claims for damages would be material if the plaintiff prevailed:

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


In addition to the above matters, the Company was involved in the following legal matters at June 30, 2006 in which it sought recovery from borrowers, guarantors, and others. The actions included the following:

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

3. A lawsuit to collect against the principals of a former borrower relating to the misappropriation and diversion of loan funds for improper purposes. The Company seeks to recover all of the misappropriated funds, and has alleged damages presently believed to exceed $1,000,000. The Company has not reflected any potential recovery in its financial statements. In addition, in the same lawsuit, the Company seeks to recover approximately $200,000 as usurious interest paid by the Company to another lender on the project in order to protect the Company's security interest. In November 2005, judgment was entered in favor of the defendants. In December 2005 the defendants filed a motion seeking recovery of attorneys' fees totaling approximately $153,000 in defense of BellaVista's claims, which motion was granted. In January 2006, the Company appealed the November ruling and the motion seeking recovery of attorney's fees. Subsequent to the filing of the appeal, one of the parties in the case agreed to waive approximately $60,000 in their attorneys' fees claim on the condition that the Company dismiss them from the appeal, which the Company granted. Accordingly, at June 30, 2006 the Company has accrued a liability for approximately $93,000 relating to the award granted to the defendants in December, pending the Company's appeal.

                            BELLAVISTA CAPITAL, INC.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



Construction Contracts

In connection with our development of investments in real estate held for sale, we have entered into contracts with construction companies with an unpaid balance totaling $4,856,692 at June 30, 2006. We will make payments on these contracts as construction progresses in much the same manner we do for our investments in real estate under development.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Our material financial transactions have been purchasing and holding a portfolio of construction mortgage loans, and the construction and sale of real estate acquired through foreclosure or deed in lieu of foreclosure. Statements contained in this Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Form 10-Q, which are not historical facts, may be forward-looking statements. Forward-looking statements include statements which are predictive in nature, which depend upon or refer to future events or conditions, which include words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," or similar expressions. In addition, any statements concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible future actions, which may be provided by management, are also forward-looking statements. These statements are not guaranties of future performance. Forward-looking statements are based on current expectations and projections about future events and are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks include those described under the heading "Risk Factors" in footnote 1 to Item 1 above. Investors are cautioned not to attribute undue certainty to these forward-looking statements, which speak only as of the date of this Form 10-Q. We undertake no obligation to publicly release any revisions to these forward-looking statements, to reflect events or circumstances after the date of this Form 10-Q, or to reflect the occurrence of unanticipated events, other than as required by law.

Change in Year End

On November 7, 2005 the Company's Board of Directors voted to change its fiscal year end from December 31 to September 30 and adopted changes to the Company's Bylaws reflecting this change. In view of this change, MD&A compares the consolidated financial statements as of and for the three months and nine months ended June 30, 2006 with the consolidated financial statements as of and for the three months and nine months ended June 30, 2005, which were derived from the December 31, 2005 and 2004 financial statements.

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

The impairment of the investment portfolio resulted in substantial operating losses. The Company realized that these net operating losses could be carried forward and used to reduce future taxable income. In prior years, the company used its REIT status, and the payment of dividends, to eliminate corporate level taxation. However, the REIT rules restricted the types of loans the Company could make. In particular, the Company was prohibited, by the REIT rules, from making loans with equity participations. With the ability to carry forward prior years' net operating losses to offset future taxable income, the Company was free to terminate its REIT status, which it did effective January 1, 2004, and was no longer restricted in the types of investments it could make. As of June 30, 2006 the Company's available Federal net operating loss carry forwards were approximately $97.3 million. If these net operating loss carry forwards are fully utilized to offset future taxable income, at current Federal and California state tax rates, it would save the Company approximately $37.8 million in tax payments.

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

During 2005 we began making substantial new investments from our pipeline of investment opportunities. Through contacts we developed, we have approved new investments totaling approximately $47.5 million since we implemented our new business plan in 2004. As of June 30, 2006 these new investments comprised approximately 69% of our net invested assets compared with approximately 22% at June 30, 2005. We expect the percentage of performing investments will continue to increase as we continue to fund our new commitments, sell off our nonperforming investments and make new investments. While actual investment returns will depend on the success of our investments, we seek to generate gross returns on invested assets of 15%. With these targeted returns, we seek to generate returns to shareholders of approximately 12.5%, net of our operating expenses.

Results of Operations

Revenue

As of October 1, 2005 we had nine performing investments in which we had invested $19.0 million. During the three months and nine months ended June 30, 2006 we funded an additional $6.6 million and $23.2 million, respectively, in new and existing performing investments compared with $1.8 million and $6.1 million funded toward performing investments during the three months and nine months ended June 30, 2005. We recorded approximately $1.1 million and $2.9 million from these performing investments during the three months and nine months ended June 30, 2006 according to the terms of our investment contracts compared with $0.6 million and $1.3 million during the three months and nine months ended June 30, 2005, although only a portion of these earnings were reportable under US GAAP.

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

                                                          Three Months Ended June 30,   Nine Months Ended June 30,
                                                      ------------------------------- -----------------------------

                                                                  2006           2005          2006           2005
                                                      ---------------- -------------- -------------- --------------
Net income (loss) per GAAP, as reported                    $ 1,701,283      $ 267,798   $ 3,333,485  $ (1,004,748)
Revenues from real estate investments per GAAP              (1,943,968)      (797,744)   (4,066,895)   (2,222,385)
Proforma revenues from real estate development               1,140,228        572,417     2,924,736     1,253,006
                                                      ---------------- -------------- -------------- -------------

Proforma net income (loss) - Non GAAP                        $ 897,543       $ 42,471   $ 2,191,326  $ (1,974,127)
                                                      ================ ============== ============== =============

Proforma net income (loss) per share - Non GAAP              $    0.06       $     --   $      0.15  $      (0.11)
                                                      ================ ============== ============== =============

Expenses

During the three months and nine months ended June 30, 2006 we incurred expenses totaling $0.4 million and $1.5 million, respectively, relating to the ongoing operations of the company, legal expenses and carrying costs related to our REO portfolio compared with $0.6 million and $3.6 million during the three months and nine months ended June 30, 2005. Some of these expenses related to legal issues and carrying costs associated with our non-performing investments which we consider non-recurring. Our recurring operating expenses were approximately $0.3 million and $1.0 million during the three months and nine months ended June 30, 2006 compared with $0.3 million and $1.3 million during the three months and nine months ended June 30, 2005. The reduction in recurring expenses during the nine months ended June 30, 2006 compared with the nine months ended June 30, 2005 was due primarily to decreases in salaries from staff and salary reductions and also to reduction in our office lease expenses upon relocating to smaller, less expensive offices.

In addition to our recurring operating expenses, we incurred legal expenses and carrying costs associated with our non-performing investments of $101,682 and $484,544 for the three months and nine months ending June 30, 2006 compared with $276,956 and $2,223,098 during the three months and nine months ended June 30, 2005. The decrease in costs during the three months ended June 30, 2006 compared with the three months ended June 30, 2005 was due to the expiration in November 2005 of a $35,000 per month legal services contract and a lower number of REO units owned. The decrease in costs during the nine months ended June 30, 2006 compared with the nine months ended June 30, 2005 was primarily due to the payment of $1.1 million in legal settlements during December 2004, the termination of a legal services contract in November 2005 providing for a payment of $35,000 per month and a reduction in the carrying costs of our non-performing investments as a number of those investments were sold during 2005 and 2006.

During the three months and nine months ended June 30, 2006 we recorded impairment charges totaling $81,211 and $485,202 compared with $286,829 and $1,285,049 during the three months and nine months ended June 30, 2005, reflecting downward our estimates of the net realizable values for our direct investments in real estate developments. The changes in estimates were based upon market information available at the time we prepared this Form 10-Q.

Since December 31, 1999, all interest costs have been capitalized as a cost of our investments. Interest cost associated with our borrowings was $191,666 and $724,367 during the three months and nine months ended June 30, 2006 compared with $95,291 and $192,863 during the three months and nine months ended June 30, 2005. The increases during the three months and nine months ended June 30, 2006 compared with the three months and nine months ended June 30, 3005 are due to additional debt we have added from our construction loan and the increase in floating interest rates associated with our borrowings. See Note 7 to the Consolidated Financial Statements included as Item 1 of this Form 10-Q.

Liquidity and Capital Resources

Liquidity means the need for, access to and uses of cash. Our principal source of liquidity is the repayment of our real estate investments. Our principal demands for liquidity are funds that are required to satisfy obligations under existing loan commitments, operating expenses, interest expense associated with our indebtedness and debt repayments.

Sources of Cash

As of June 30, 2006 our primary source of liquidity was the proceeds from our investments in real estate and our construction loan from China Trust Bank. We do not currently have an open private placement for the sale of our stock and do not expect to sell stock for the foreseeable future. Additionally, we are currently not soliciting or accepting applications to issue new unsecured notes payable. However, we do have the ability to borrow money from various financial institutions using our real estate investments as collateral if we determine that we need additional liquidity.

We typically receive repayment on our investments when the development has been completed and sold to third parties. Accordingly, our repayments are a function of our developers' ability, or our ability in the case of direct investments in real estate developments, to complete and sell the development properties in which we have invested. During the three months and nine months ended June 30, 2006 we received repayments, including income, totaling $24.6 million and $34.7 million compared with $7.3 million and $28.8 million during the three months and nine months ended June 30, 2005. The following table summarizes our liquidity expectations for the investments we held at June 30, 2006. The expected proceeds in the table are higher than our net realizable value estimates because they include our estimated costs to complete.

                                                               Expected Proceeds
                                                        ------------------------
Scheduled investment completion:
   Complete                                                          $ 2,662,840
   Three months ended 9/30/06                                         14,028,582
   Three months ended 12/31/06                                        21,219,742
   Three months ended 3/31/07                                         11,247,384
   Three months ended 6/30/07                                         10,039,136
   Three months ended 9/30/07                                          1,100,000
   Three months ended 12/31/07                                         7,406,822
   Three months ended 3/31/08                                          7,305,862
   Three months ended 6/30/08                                          1,000,000
   Three months ended 9/30/08                                          1,650,000
   Three months ended 12/31/08                                           760,000
   Three months ended 3/31/09                                                 --
   Three months ended 6/30/09                                          2,325,000
                                                        ------------------------
   Total                                                           $  80,745,368
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

Uses of Cash


The following table sets forth the projected timing and amount of our obligations through 2008, without taking into account new investments that may be made during future periods:

                                                                  Three months             Year             Year
                                                                         ended            ended            ended
                                                                  September 30,    September 30,    September 30,
Obligation                                              Total              2006             2007             2008
----------                                   ---------------- ----------------- ---------------- ----------------

Investment fundings                              $ 18,472,264       $ 7,967,697     $ 10,186,719       $  317,848
Operating leases                                       71,925            26,985           44,940               --
Secured notes payable                               2,596,684                --        2,596,684               --
                                             ---------------- ----------------- ---------------- ----------------


   Total                                         $ 21,140,873       $ 7,994,682     $ 12,828,343       $  317,848
                                             ================ ================= ================ =================

Investment fundings are the largest use of our cash. During the three months and nine months ended June 30, 2006 we invested $10.1 million and $36.3 million, respectively in new and continuing development projects compared with $4.7 million and $19.7 million during the three months and nine months ended June 30, 2005, respectively.

At June 30, 2006 we estimated the costs to complete our direct investments in real estate developments plus the remaining funding obligation on our joint venture investments in real estate developments was $18.5 million, $5.8 million of which is related to our Property 2216. We have a $22 million construction loan in place with proceeds of $21.2 million to fund these construction costs. These amounts are funded as construction progresses on our investments. As of June 30, 2006 we had drawn $16.8 million against this commitment to fund construction costs and made repayments totaling $15.0 million. The exact timing of the investment fundings is dependent on several factors including weather, governmental regulation and developer related issues, so the timing of investment fundings in the above table is an estimate based on information available to us at this time. Additionally, we expect the amount of actual investment fundings to be higher than our obligation existing at June 30, 2006 as we continue to make and fund new investments in future periods.

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

The information presented below reconciles the differences between US GAAP and the estimated realizable value of our investments.

                                                                                 June 30, 2006  September 30, 2005
                                                                            ------------------  ------------------

Loans receivable secured by real estate                                          $  11,260,000        $  6,575,000
Joint Venture investments in real estate developments                               28,754,829          12,483,029
Direct investments in real estate developments                                      17,492,299          34,041,268
                                                                            ------------------- ------------------

Total investments in real estate per US GAAP                                        57,507,128          53,099,297
Add:   GAAP impairments                                                              3,194,016           4,817,726
       Accrued interest and points                                                   7,250,939          11,963,772
Less:  Capitalized interest                                                         (1,047,693)         (1,347,238)
                                                                            ------------------- ------------------
Balance owed on real estate investments                                             66,904,390          68,533,557
Amount estimated uncollectible                                                      (4,631,285)        (10,260,218)
                                                                            ------------------- ------------------

Estimated realizable value of investments in real estate                         $   62,273,105       $ 58,273,339
                                                                            =================== ==================



Net Realizable Value of Assets per Share

The following calculation determines the estimated net realizable value of our stock at June 30, 2006 and September 30, 2005:

                                                                                 June 30, 2006  September 30, 2005
                                                                            ------------------ -------------------

Cash                                                                              $  6,253,277       $  14,436,243
Other assets                                                                           387,301             214,435
Estimated realizable value of investments in real estate                            62,273,105          58,273,339
                                                                            ------------------ -------------------
Total realizable assets                                                             68,913,683          72,924,017
Accounts and notes payable                                                          (2,976,763)         (9,931,709)
                                                                            ------------------ -------------------
Estimated net realizable assets                                                     65,963,920          62,992,308
Shares outstanding                                                                  14,991,325          14,991,325
                                                                            ------------------ -------------------

    Estimated net realizable assets per share                                     $       4.40       $        4.20
                                                                            ================== ===================

Our estimated realizable value of investments in real estate increased by approximately $3.0 million due to net investments we made during the nine months ended June 30, 2006 and the interest and preferred returns on those investments we are contractually entitled to receive that believe we will collect.
Additionally, our liabilities decreased by approximately $7.0 million as we retired debt obligations with the proceeds from sales of 37 units in our Villa Cortona project, Investment 2216, and the sale of our Property 2423. The $3.0 million increase in our net realizable assets reflects the amount of earnings from our investment contracts in excess of our operating expenses plus the income realized from collections from a legal settlement.

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


ITEM 3.   CONTROLS AND PROCEDURES.

Michael Rider, the Company's Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities Exchange Act of 1934) as of June 30, 2006. Based on that evaluation, Mr. Rider has concluded that those controls and procedures were effective in making known, on a timely basis, the material information needed for the preparation of this Report on Form 10-QSB. There were no significant changes in the Company's internal controls or in other factors that could significantly affect those internal controls since the date of their evaluation, except as disclosed below.

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



                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

Refer to Financial Statements Note 10 for a discussion of Legal Proceedings

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a) Not Applicable.

(b) Not Applicable.

(c) Repurchases of Equity Securities.

    Between October 1, 2005 and June 30, 2006, we did not repurchase any shares of our common stock.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5.   OTHER INFORMATION.

Not applicable.

ITEM 6.   EXHIBITS.

(a)      Exhibits

Exhibits included with this Form 10-Q following the signature page, or those incorporated by reference to other filings are:

3i.1 Articles of Incorporation of the Company are hereby incorporated herein by reference from Exhibit 3(i) to the Company's Registration Statement on Form 10-12G, filed on April 28, 2000

3i.2 Articles Supplementary of the Company are hereby incorporated herein by reference from Exhibit 99.1 to the Company's Registration Statement on Form 10-12G, filed on April 28, 2000

3ii.1 Bylaws, Amended March 21, 2000 are hereby incorporated herein by reference from Exhibit 3(ii) to the Company's Registration Statement on Form 10-12G, filed on April 28, 2000

3ii.2 Bylaws, Amended March 1, 2001 are hereby incorporated herein by reference from Exhibit 3ii.2 to the Company's Annual Report on Form 10-K, filed on March 30, 2001

4.1 Specimen Stock Certificate is hereby incorporated herein by reference from Exhibit 99.2 to the Company's Registration Statement on Form 10-12G, filed on April 28, 2000

4.2 Registration Rights Agreement is hereby incorporated herein by reference from Exhibit 4.1 to the Company's Registration Statement on Form 10-12G, filed on April 28, 2000

4.3 Founder's Registration Rights Agreement is hereby incorporated herein by reference from Exhibit 4.2 to the Company's Registration Statement on Form 10-12G, filed on April 28, 2000

10.1 Compensation Agreement dated May 22, 2006 between BellaVista Capital and Michael Rider

10.2 Compensation Agreement dated May 18, 2006 between BellaVista Capital and Eric Hanke

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

Dated:   August 14, 2006    /s/ MICHAEL RIDER
                            -----------------
                            Michael Rider, President and Chief Financial Officer