Form 10KSB
period 2006-09-30
BELLAVISTA CAPITAL INC
filed 2006-12-22
CIK 1086670

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------
        FORM 10-KSB Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                  For the Fiscal Year Ended September 30, 2006
                             ----------------------
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

    Check if there is no disclosure of delinquent filers in response to Item
    405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X]

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                 Yes [ ] No [X]

      State issuer's revenues for its most recent fiscal year: $5,111,351.

   The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: N/A.

    State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 14,266,108 Shares of Common
                                     Stock

          Transitional Small Business Disclosure Format: Yes [ ] No [X]

This Annual Report on Form 10-KSB of BellaVista Capital, Inc. (the "Company") contains forward-looking statements. All statements other than statements of historical fact may be forward-looking statements. These include statements regarding the Company's future financial results, operating results, business strategies, projected costs and capital expenditures, investment portfolio, competitive positions, and plans and objectives of management for future operations. Forward-looking statements may be identified by the use of words such as "may," "will," "should," "expect," "plan," anticipate," "believe,"
"estimate," "predict," "intend," "seek," "target" and "continue," or the negative of these terms, and include the assumptions that underlie such statements. The Company's actual results could differ materially from those expressed or implied in these forward-looking statements as a result of various risks and uncertainties, including those set forth in the Financial Statements referred to under Item - 7 Financial Statements, at Footnote 1 under the caption "Risk Factors." All forward-looking statements in this report are based on information available to the Company as of the date hereof and the Company assumes no obligation to update any such statements.

The following information should be read in conjunction with the Financial Statements and notes thereto included in this Form 10-KSB.

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

Business Focus and Strategies

Organized in 1999 as a real estate investment trust or "REIT," we invest in residential real estate development projects. We generally invest in for-sale single-family or multi-family projects, typically structured as secured construction loans, secured subordinated loans, mezzanine loans, or equity investments. We will also consider investments in commercial real estate We seek to invest throughout California; however, we have invested and will continue to invest in neighboring states when presented with suitable opportunities. We do not engage in any foreign operations or derive any revenue from foreign operations, and do not intend to do so in the future. Effective January 1, 2004, we withdrew our REIT status and are now taxed as a C Corporation.

Most investments that we structure as loans are underwritten with maturity dates of up to 24 months, which dates may be extended when deemed to be in the Company's best interest. Most investments are secured by recorded deeds of trust on the property being developed, and title insurance protecting the position of our deeds of trust is always a precondition to funding a secured loan. We may also make unsecured loans to development entities or take an ownership interest in a development entity. In such circumstances we typically require a shared appreciation interest or other equity participation. We also may invest our funds directly in real property, if in the opinion of our Board of Directors it is in our best interest.

All approved investments are subject to detailed legal documentation that has been formulated by legal counsel for our specific purposes. In addition, our Board of Directors has implemented specific guidelines for the making of loans and investments. In accordance with our loan documents, we generally advance the monthly interest payments out of available loan proceeds, although our loan documents provide us with a right not to advance or to cease such payments should it be determined that conditions require such actions. Loan fees, if charged, are typically advanced out of the loan proceeds with the initial loan advance. Generally, our loans require the borrower to make a ``balloon payment'' equal to the principal advanced as well as advanced interest and fees upon maturity of the loan. The loan maturity date is the earlier of the date of sale of the secured real estate or the date stated in the loan documents.

Company Management

Investment Origination. We employ persons skilled in loan underwriting, disbursement and monitoring, and the various business and legal issues that may be involved with real estate lending and investing. Our employees, and independent contractors where appropriate, provide all of the services including but not limited to: underwriting loans and investments, overseeing all loans and investments, and servicing loans. Our loans and investments are arranged through our Chief Investment Officer, Eric Hanke. Mr. Hanke is a licensed California real estate broker, and performs in such capacity when arranging loans on our behalf.

Proposed investments are evaluated to determine whether the investment is of a type typically made by us, whether the developer has the experience necessary to manage the project, whether the collateral is sufficient to meet our investment standards, and whether the investment meets criteria and objectives set forth by the Board of Directors. The Board of Directors must approve any new investment.

Collateral valuation. We utilize the experience of our employees, third party appraisals or other information deemed useful to make assessments of a proposed project's viability and projected value in order to determine whether a proposed investment meets our criteria. In the evaluation process, emphasis is placed on the ability of the underlying collateral to protect against losses in the event of default by the borrower. The evaluation is based on the projected market value of the proposed project, using various tools, including comparable sales of similar properties and projections of market appeal and demand at completion. The goal of the underwriting process is to achieve a comfort level that the projected completion value of the property will support full repayment of the investment plus the projected rate of return. We typically require third party appraisals to support valuation.

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

Sales of construction mortgage loans. We plan to hold mortgage loans to maturity, and have not embarked on selling loans in any secondary market, nor are we aware that an efficient secondary market exists for the loans we hold. We may, however, decide to sell assets from time to time for a number of reasons, including, without limitation: (1) to dispose of an asset for which credit risk concerns have arisen; (2) to reduce interest rate risk; (3) or to re-structure our balance sheet when our management deems it advisable. Our Board of Directors has not adopted a policy that would restrict management's authority to determine the timing of sales or the selection of mortgage loans to be sold.


ITEM 2. DESCRIPTION OF PROPERTY.

We own certain real property that we have acquired through foreclosure. Our policy is to maximize the value of these foreclosed properties prior to liquidation. In some cases this may involve completing construction, sometimes through a subsidiary, and then marketing the property for sale. The properties we own are described in Note 5 to the Consolidated Financial Statements contained as Item 7 of the Form 10-KSB and begin on page FS-1.


ITEM 3. LEGAL PROCEEDINGS.

Legal proceedings are described in Note 11 to the financial statements included in the Form 10-KSB under Item 7, under the caption "Litigation."


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of our shareholders during the fourth quarter ending September 30, 2006


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

There is currently no public trading market for our stock. We are authorized to issue up to 50,000,000 shares of Common Stock. During the period from April 30, 1999 through August 31, 2004 we sold 28,007,243 shares of Class A Convertible Preferred Stock, including sales made through our dividend reinvestment program. During this period of time we also repurchased 8,523,991 shares of our Preferred Stock through our redemption programs. We have also offered and sold Series A and B promissory notes of varying amounts and maturities. All sales of stock were made under exemption from the registration requirements of the Securities Act of 1933 pursuant to Regulation D, Rule 506. All sales of stock and notes were to accredited investors, as defined in Regulation D, Rule 501 . Appropriate legends were placed on each stock certificate, including a statement that all such shares are restricted stock for purposes of the Securities Act of 1933. On September 1, 2004 our outstanding shares of Preferred Stock totaling 19,483,252 shares, converted to Common Stock in accordance with the terms of the Preferred Stock. At the time of conversion, there were 100 shares of common stock issued and outstanding. On December 27, 2004 we repurchased 1,179,184 shares in connection with a legal settlement. On March 1, 2005 we repurchased an additional 3,312,843 shares of Common Stock under an issuer tender offer at a price of $3.62 per share. In June, 2005, October, 2005, and April 2006, a group of entities associated with Mackenzie Patterson Fuller, Inc. (collectively "MPF") made unsolicited tender offers to purchase the Company's shares, in each case for a price of $2.25 per share, through which MPF acquired an aggregate of 1,233,809 shares. At September 30, 2006, there were 14,991,325 shares of Common Stock, issued and outstanding held by a total of 901 holders of record. Subsequent to the fiscal year end, MPF commenced another tender offer to purchase up to 750,000 shares at a price of $1.75 per share. In response, the Company commenced an issuer tender offer to repurchase up to 750,000 shares at a price of $2.25 per share, and purchased a total of 725,217 shares at that price in November 2006.

The Company has not declared or paid any dividends on its capital stock during the period from January 1, 2005 through the date of this report.

Securities Authorized for Issuance under Equity Compensation Plans

In May 2006, the Company entered into compensation arrangements with its two executive officers, Michael Rider and Eric Hanke, which included contingent equity compensation. See Item 10 below. Set forth below is a table regarding all shares authorized to be issued under Company equity compensation plans.

--------------------------------------------------------------------------------------------------------------
Plan category             Number of securities to be    Weighted-average exercise    Number of securities
                          issued upon exercise of       price of outstanding         remaining available for
                          outstanding options,          options, warrants and        future issuance under
                          warrants and rights           rights                       equity compensation
                                                                                     plans (excluding
                                                                                     securities reflected in
                                                                                     column (a))

                          (a)                           (b)                          (c)
--------------------------------------------------------------------------------------------------------------
Equity compensation        0                             N/A                          0
plans approved by
security holders

--------------------------------------------------------------------------------------------------------------
Equity compensation        0                             N/A                          141,176 Common Shares
plans not approved by
security holders

--------------------------------------------------------------------------------------------------------------
Total                      0                             N/A                          141,176 Common Shares

--------------------------------------------------------------------------------------------------------------



ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

Statements contained in this Item 6, "Management's Discussion and Analysis or Plan of Operation," ("MD&A") and elsewhere in this Form 10-KSB, which are not historical facts, may be forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Investors are cautioned not to attribute undue certainty to these forward-looking statements, which speak only as of the date of this Form 10-KSB. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Form 10-KSB or to reflect the occurrence of unanticipated events, other than as required by law.

Change in Year End

On November 7, 2005 the Company's Board of Directors voted to change its fiscal year end from December 31 to September 30 and adopted changes to the Company's Bylaws reflecting this change. In view of this change, the MD&A compares the consolidated financial statements as of and for the year ended September 30, 2006 with the consolidated financial statements as of and for the nine months ended September 30, 2005 (the transition period). References to 2005 refer to the transition period unless otherwise specified. Note that although consolidated financial statements are not presented as of and for the year ended September 30, 2005, we have included summary information in MD&A for these periods for comparability purposes.

Throughout the MD&A, data for all periods except for the year ended September 30, 2005, are derived from our audited consolidated financial statements, which appear in this report. All data for the year ended September 30, 2005, are derived from our unaudited consolidated financial statements, which are not presented herein. Summary financial information for this period can be found in
Note 14 - Change in Fiscal Year End.

Overview

BellaVista Capital was incorporated in March 1999 as Primecore Mortgage Trust, Inc. Since incorporation and through December 2000, Primecore engaged in the business of providing loans for the development of primarily high-end single family residential real estate. During 1999 and 2000 Primecore raised the capital to fund these loans from the sale of shares of Preferred Stock. This capital was invested primarily in high priced San Francisco Bay Area residential real estate at a time when prices were increasing at a rapid pace. By the end 2000, Primecore had loan commitments of $436 million on 117 loans with over $216 million funded.

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

During 2002 and 2003 Primecore continued the task of completing and closing out the development properties in its portfolio. During 2002 and 2003 Primecore took title to an additional 37 properties by way of foreclosure or deed in lieu of foreclosure. Two new loans were originated during that period and 60 were closed, 30 of which were REO properties. Primecore also began to recognize significant impairments in its portfolio. For the two years ended December 31, 2003, Primecore charged $48,737,682 to expense for impairments in its investment portfolio. At that date the portfolio consisted of 11 loans, 7 of which were non-performing, and 16 REO properties.

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

The impairment of the investment portfolio resulted in substantial operating losses. Management realized that these net operating losses could be carried forward and used to reduce future taxable income. In prior years, the company used its REIT status, and the payment of dividends, to eliminate corporate level taxation. However, the REIT rules restricted the types of loans the Company could make. In particular, the Company was prohibited from making loans with equity participations. With the ability to carry forward prior years' net operating losses to offset future taxable income, the Company was free to terminate its REIT status, which it did effective January 1, 2004, and was no longer restricted in the types of investments it could make. As of September 30, 2006 the Company's available Federal net operating loss carryforwards were approximately $98.1 million. If these net operating loss carryforwards are fully utilized to offset future taxable income, at current Federal and California state tax rates, it would save the Company approximately $38.0 million in tax payments.

In April 2004 Primecore changed its name to BellaVista Capital in order to reflect its new business focus. Messrs. Rider and Hanke worked closely with the Board of Directors to develop a new investment strategy. After assessing the failures of Primecore's business model, new management and the Board of Directors formalized a plan for future business operation. The basic principles of the plan are as follows:

     o We will concentrate on $1 million to $6 million investments in residential and commercial real estate development;
     o We will target a 15% average return on our portfolio of investments by blending lower yield, more secure first trust deed investments with higher yield subordinated debt and equity investments;

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

During 2004 new management focused on completing and liquidating the existing portfolio of assets, internalizing operations, resolving outstanding legal issues and developing a pipeline of new investment opportunities. In addition to the completion and sale of our non-performing investments, management completed the transition to internal management and significantly reduced continuing operating expenses.

In addition to liquidating the portfolio's nonperforming assets, during 2004 we began making new investments with the proceeds supplied by our liquidated nonperforming investments. Since 2004 we have approved and funded new investments totaling approximately $63.6 million. As of September 30, 2006 these new, performing investments comprised approximately 94% of our invested assets. We seek to generate gross returns on invested assets of 15%. With these targeted returns, we seek to generate returns to shareholders of approximately 12.5%, net of our operating expenses.

RESULTS OF OPERATIONS

Revenue

For financial statement purposes we report income from our joint venture investments in real estate developments and direct investments in real estate developments only after we have collected it from the sale or repayment of the associated investment. We also have investments structured as loans receivable secured by real estate which are accounted for as loans for financial statement reporting purposes. We recognize interest income on these loans receivable secured by real estate as the interest accrues in accordance with our loan agreements. During the year ended September 30, 2006 we reported income from all of our investments in real estate of $4.9 million compared with $6.7 million during the year ended September 30, 2005. The decrease in 2006 compared with 2005 was primarily due to the repayment, during 2005, of a single large investment which comprised nearly 25% of our invested assets.

New Investments

As of October 1, 2005 we had nine investments generated under our new investment strategy in which we had invested $19.0 million. During the year ended September 30, 2006 we invested an additional $32.5 million into these investments and received repayments totaling $4.5 million, exclusive of $1.4 million income reported, thereby increasing our total investment to approximately $47.0 million at September 30, 2006. Each of these new investments provide us with the right to receive interest or a preferred return of profits which is calculated at a rate based on the amount we have invested. The interest and preferred return associated with these investments during the year ended September 30, 2006 was approximately $4.4 million. This represents an annual return of 13% on our average invested capital for these new investments during the year ended September 30, 2006. See the discussion about the net realizable value of our investments in the Liquidity and Capital Resources section of this Item 6.

The Company believes that the rules governing the reporting of income from our investments make it difficult for readers to understand our economic performance. Specifically, our investments typically take two years or longer to complete and repay. During this time the interest or preferred return we charge to our developers is not reported as income for financial statement purposes. However, during the same period that we are charging, but not reporting this income, we are incurring expenses necessary to originate and service our investments and these expenses are reported during the period they are incurred.

The following table, using Non-GAAP measures, presents the results of operations that would be reported if we reported the income we earned on our investments as it accrues. For these purposes, proforma revenues from investment in real estate development include interest and preferred returns we charge developers during the reporting period and the prorated amount of loan fees charged for the reporting period over the contracted term of our investment. Proforma net income
(loss) per share is calculated using the weighted average number of shares outstanding for both common and preferred shares.

                                                           Year Ended           Year Ended
                                                   September 30, 2006   September 30, 2005
                                                   ----------------------------------------
Net income (loss) per GAAP, as reported                  $  3,066,438         $  2,749,727
Revenues from real estate development per GAAP             (4,887,836)          (6,690,872)
Proforma revenues from real estate development              4,565,716            1,926,128
                                                   ----------------------------------------

Proforma net income (loss) - Non GAAP                    $  2,744,318         $ (2,015,017)
                                                   ========================================

Proforma net income (loss) per share - Non GAAP          $      0. 18         $      (0.12)
                                                   ========================================

Expenses

We group our operating expenses in three categories: recurring expenses; nonrecurring expenses and impairments. Recurring expenses are associated with the ongoing operations of our new investment strategy. Nonrecurring expenses are legal costs and carrying costs of real estate owned associated with our previous management. During the year ended September 30, 2006 our recurring operating expenses were approximately $1.3 million compared with $1.9 million during the year ended September 30, 2005. We accomplished these reductions in recurring operating expenses through staff reductions, reduced rent from new, smaller office space and reduced legal and accounting fees. As of September 30, 2006, we have completed our cost cutting measures and optimized our staff for our current operations. We expect our recurring operating expenses during the fiscal year ended September 30, 2007 to approximate our fiscal year 2006 results.

During the year ended September 30, 2006 our nonrecurring operating expenses were approximately $0.8 million compared with $3.3 million during the year ended September 30, 2005. The decrease in costs resulted from lower legal and carrying costs of our real estate owned portfolio as we continued to liquidate these properties during 2005 and 2006. In addition, during December 2004 we incurred approximately $1.1 million in one-time legal costs in order to settle a shareholder lawsuit. We expect these costs to continue to decrease as the issues and costs associated with our real estate owned has been largely resolved.

During the year ended September 30, 2006 we recorded impairment charges totaling $0.9 million compared with $0.9 million during the year ended September 30, 2005, reflecting changes downward totaling $575,000 in our estimates of value and estimates upward of $500,000 in projected construction costs for our direct investments in real estate developments. The changes in estimates, both upward and downward, were based upon revised market information available at the time we prepared this Form 10-KSB.

Since December 31, 1999, all interest costs have been capitalized as a cost of our investments. Interest cost associated with our borrowings was $724,367 during the year ended September 30, 2006 compared with $387,232 during the year ended September 30, 2005. The increase for 2006 compared with 2005 was due to a combination of the additional debt we added as we drew down on a $22 million construction loan and the higher cost of interest on our variable rate loans. During the six months ended September 30, 2006 we used the proceeds from sales of our direct investments in real estate to retire both our construction loan and our term loan, so that, as of September 30, 2006 we had no secured debt outstanding. See Note 7 to the Consolidated Financial Statements included as
Item 7 of this Form 10-KSB.


LIQUIDITY AND CAPITAL RESOURCES

Liquidity means the need for, access to and uses of cash. Our principal source of liquidity is the repayment of our real estate investments. Our principal demands for liquidity are funds that are required to satisfy obligations under existing loan commitments, operating expenses, interest expense associated with our indebtedness and debt repayments.


Sources of Cash

As of September 30, 2006 our primary source of liquidity was the collection of our investments in real estate and the cash we had in the bank. We do not currently t have any plan to sell our equity or debt securities. However, we do have the ability to borrow money from various financial institutions using our real estate investments as collateral if we determine that we need additional liquidity.

We typically receive repayment on our investments when the development has been completed and sold to third parties. Accordingly, our repayments are a function of our developers' ability, or our ability in the case of REO properties, to complete and sell the development properties in which we have invested. During the year ended September 30, 2006 we received repayments, including income, totaling $46.8 million compared with $51.0 million during the year ended September 30, 2005. The following table summarizes our liquidity expectations based on current information regarding project completion and sales absorption assumptions for the 18 investments we held at September 30, 2006. The expected proceeds in the table are higher than our net realizable value estimates because they include our estimated costs to complete.


                                                  Expected Proceeds
                                            ------------------------
Scheduled investment completion:
   Year ended 9/30/07                                 $  45,996,254
   Year ended 9/30/08                                    28,683,663
   Year ended 9/30/09                                     2,250,000
                                            ------------------------

   Total                                              $  76,929,917
                                            ========================


It is possible that our repayments may not be sufficient to timely meet our commitments and we may be forced to pledge our assets as collateral in order to borrow the money or we may be forced to reduce prices on the properties that we control in order to expedite their repayment at terms that may not be favorable to us. In such cases, the amount of proceeds received could be substantially less than what we would have expected if we allowed a proper marketing period for the property. This would have a negative impact on the estimated net realizable value of our assets.


Uses of Cash

The following table sets forth the projected timing and amount of our obligations through 2008, without taking into account new investments that may be made during future periods:


Obligation                              Total        Year Ended      Year Ended
                                                        9/30/07         9/30/08
---------------------------------------------- ----------------- ---------------

Investment fundings              $ 13,725,585     $  13,725,585       $      --
Office and equipment leases           132,540           110,640          21,900
                              ---------------- ----------------- ---------------

   Total                         $ 13,858,125     $  13,836,225       $  21,900
                              ================ ================= ===============

Investment fundings are the largest use of our cash. During the year ended September 30, 2006 we invested $50.6 million in new and continuing development projects compared with $37.2 million during the year ended September 30, 2005.

At September 30, 2006 we estimated the costs to complete our direct investments in real estate developments plus the remaining funding obligation on our joint venture investments in real estate developments was $13.7 million. The exact timing of the investment fundings is dependent on several factors including weather, governmental regulation and developer related issues, so the timing of investment fundings in the above table is an estimate based on information available to us at this time. Additionally, we expect the amount of actual investment fundings to be higher than our obligation existing at September 30, 2006 as we continue to make and fund new investments in future periods.

Stockholder Liquidity and Realizable Value of Investments

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

In order to establish a track record of consistent share price increases, the Company determined that it would be necessary to reinvest all capital and earnings for three years, through December 2008 and, as a result, Company does not intend to use its funds to pay dividends or distributions or, except in certain extraordinary circumstances, to redeem shares, during this period. The Company believes that successfully achieving these goals will attract new investors and create access to other capital sources. This will allow the Company to create a liquidity program that provides regular distributions and share redemptions. This liquidity will enhance the value for all shareholders.

In order to track the Company's progress toward its goals, the Board of Directors uses the net realizable value of the Company's assets. The realizable value of our assets represents our current estimate of the amount of proceeds we expect to receive once our investments are completed and ready for sale. The estimate relies on a number of assumptions including the expected value of the investment once completed, less applicable selling costs, the remaining costs and the length of time required to complete the project. Many factors outside our control can cause changes in these estimates and produce different results.

The information presented below reconciles the differences between US GAAP and the estimated realizable value of our investments.

                                                              September 30,      September 30,
                                                                       2006               2005
                                                          ------------------ ------------------
Loans receivable secured by real estate
                                                               $ 13,846,500       $  6,575,000
Joint Venture investments in real estate developments            33,270,955         12,483,029
Direct investments in real estate developments                   11,691,620         34,041,268
                                                          ------------------ ------------------

Total investments in real estate per US GAAP                     58,809,075         53,099,297
Add:   GAAP impairments                                           1,492,052          4,817,726
       Accrued interest and points                                7,323,638         11,963,772
Less:  Capitalized interest                                        (337,266)        (1,347,238)
                                                          ------------------ ------------------
Balance owed on real estate investments                          67,287,499         68,533,557
Amount estimated uncollectible                                   (4,083,168)       (10,260,218)
                                                          ------------------ ------------------

Estimated realizable value of investments in real estate       $ 63,204,331      $  58,273,339
                                                          ================== ==================


Net Realizable Value of Assets per Share

The following calculation determines the estimated net realizable value of our stock at September 30, 2006 and 2005:

                                                             September 30,      September 30,
                                                                      2006               2005
                                                          ----------------- ------------------
Cash                                                          $  3,006,024      $  14,436,243
Other assets                                                     1,135,881            214,435
Estimated realizable value of investments in real estate        63,204,331         58,273,339
                                                          ----------------- ------------------
Total realizable assets                                         67,346,236         72,924,017
Total liabilities                                               (1,650,694)        (9,931,709)
                                                          ----------------- ------------------

Estimated net realizable assets                                 65,695,542         62,992,308
Shares outstanding                                              14,991,325         14,991,325
                                                          ----------------- ------------------

   Estimated net realizable assets per share                    $     4.38         $     4.20
                                                          ================= ==================

Our estimated realizable value of investments in real estate increased at September 30, 2006 compared with September 30, 2005 by approximately $5.0 million as we increased the net amount of our investments and accrued income. Additionally, our liabilities decreased by approximately $8.5 million as we used the proceeds from the repayment of our direct investments in real estate to retire the associated secured debt used, in part, to finance the cost of their improvements.

Critical Accounting Policies and Estimates

Management's Discussion and Analysis of Financial Condition or Plan of Operation covers our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to the valuation of our assets and liabilities. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies, among others, affect the more significant judgments and estimates used in the preparation of its consolidated financial statements.

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

ITEM 7.  FINANCIAL STATEMENTS

Required financial statements and supplementary data are included in this Form 10-KSB commencing on page FS-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On September 1, 2005, the Company received the resignation of Grant Thornton LLP ("Grant Thornton") as its principal independent accountants.

Grant Thornton's report on the Company's financial statements for the year ended December 31, 2004 did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles. During the Company's fiscal year ended December 31, 2004, and the subsequent interim periods through September 1, 2005, the date of Grant Thornton's resignation, there were no disagreements with Grant Thornton on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of Grant Thornton would have caused it to make reference to the subject matter of the disagreement in connection with its report on the financial statements for that period, nor have there been any "reportable events" as defined under Item 304(a)(1)(v) of Regulation S-K during such period, nor do any of the conditions described in Item 304(b)(1), (2) or (3) of Regulation S-K exist.

On November 15, 2005 the Company engaged Pohl, McNabola, Berg + Company as its principal accountants.


ITEM 8A.  CONTROLS AND PROCEDURES

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

The Company's internal control over financial reporting is supported by written policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company's assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of the Company's management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Under the supervision of Michael Rider, the Company's Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities Exchange Act of 1934) as of September 30, 2006. Based on that evaluation, Mr. Rider has concluded that those controls and procedures were effective in making known to them, on a timely basis, the material information needed for the preparation of this Report on Form 10-KSB. There were no significant changes in the Company's internal controls or in other factors that could significantly affect those internal controls since the date of their evaluation.

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

Our auditors identified the following significant deficiency in connection with their audit of the 2006 and 2005 Financial Statements: (i) there were not sufficient personnel in the accounting and finance department. Our auditors determined that these significant deficiencies, in the aggregate, do not constitute material weaknesses in the system of internal controls.

The Company believes that the issue raised above regarding insufficient personnel resulted from the need to downsize staff as the Company eliminated underutilized staff. During 2007 the Company plans to engage an outside consultant to assist with the review of financial transactions and the preparation of financial statements.

ITEM 8B.  OTHER INFORMATION

None.


                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

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

     The business background and experience of our directors and executive officers is as follows:

     Michael Rider, age 44, is a co-founder, director, Chief Executive Officer and Chief Financial Officer of the Company. Mr. Rider's term of office as a director expires in 2008. Mr. Rider was controller, then Chief Financial Officer for The Plymouth Group and its successor, TPG Development Corporation, a San Francisco Bay Area real estate development company from 1991 until 1998. From 1986 to 1990 Mr. Rider was senior accountant with Kenneth Leventhal & Company, a national public accounting firm specializing in real estate accounting and advisory services. Mr. Rider is a certified public accountant and a member of the Urban Land Institute. Mr. Rider received a B.A. degree in Economics/Business from the University of California Los Angeles.

     William Offenberg, age 53, has been a member of the Board since July 2005. Prior to joining the Board, Mr. Offenberg acted as a consultant to the Board since July 2004. From 1998 to 2005, Mr. Offenberg was an Operating Partner at Morgenthaler Partners, a $2 billion private equity firm, where he specialized in recapitalizations and leveraged buyouts. In his capacity as Operating Partner, Mr. Offenberg has served in a variety of executive and board positions at various Morgenthaler portfolio companies. Between 1993 and 1997, Mr. Offenberg was President and Chief Executive Officer of Gatan International, a developer of scientific instrumentation. Prior to joining Gatan, Mr. Offenberg was President of Spectra-Physics Analytical from 1986 to 1993. Between 1977 and 1986, Mr. Offenberg held various management positions at Perkin-Elmer's Instrument Group. Mr. Offenberg began his career as a chemist at Atlantic Richfield. Mr. Offenberg has degree in Chemistry from Bowdoin College and did graduate work in analytical chemistry at Indiana University.

     Robert Puette, age 64, is the President of Puette Capital Management, Inc., an investment and consulting company that he founded in 2005. He has been a member of the BellaVista Board since March 1, 2002. Prior to such time, Mr. Puette served as an advisory director to the Company. Between 2001 and 2004, Mr. Puette was a partner at the WK Technology venture capital firm. Between 1997 and 2000, Mr. Puette was the President, Chief Executive Officer, and member of the Board of Directors of Centigram Communications Corporation (NASDAQ), a communications technology firm. Prior to his position at Centigram, from 1995 to 1997, Mr. Puette served as President, CEO and Chairman of the Board of Directors at NetFRAME Systems (NASDAQ), a high-availability computer server company, and from 1990 to 1993, Mr. Puette served as President of Apple USA, Apple Corporation (NASDAQ). Prior to 1990, Mr. Puette served as a Group General Manager of Hewlett-Packard Corporation (NYSE). Mr. Puette is also on the Boards of Cupertino Electric Corporation (Private), iPolicy Networks Corporation (Private), Bentek Corporation (Private), Fat Spaniel Corporation (Private) and Aether Wire Corporation (Private). He is also a former director of Cisco Systems (NASDAQ). Mr. Puette holds a BSEE degree from Northwestern University and a MSOR degree from Stanford University.

     Jeffrey Black, age 52, is a Senior Vice President in the Silicon Valley office of Grubb & Ellis, a national real estate company, where he has worked since 1977. In his 30 years as a real estate broker, he has concluded real estate transactions in excess of $1 billion. Notable clients that Mr. Black has represented include eBay, Altera, Amdahl, AT&T, Exxon Corporation, Marriott, TRW Corporation, VLSI Technology, Steelcase, Advanced Micro Devices and Ernst & Young. He has been named one of the Top 10 Brokers Nationwide (Grubb & Ellis
2003); No. 4 Broker in Silicon Valley (San Jose Business Journal 2003); the Hall of Fame Award (Association of Silicon Valley Brokers 1997). Mr. Black has a Bachelor's of Science and Commerce degree in Finance from the University of Santa Clara.

     Patricia Wolf, age 60, is currently Chair of the Board of Trustees for Ottawa University where she focuses on strategic planning issues. From 1986 until 2002 she was employed by Management Technology America, the computer software company she founded in 1986. In 1999, Ms. Wolf sold Management Technology America to a company listed on the NYSE. During the period from 1999 to 2002 she continued her employment with Management Technology America. Ms. Wolf holds a Bachelor's degree in Business Administration and a Master's degree in Management, both from Ottawa University.

     Eric Hanke, 37, is the Vice President of Business Development. His activities include overseeing the origination of new investment opportunities and capital raising activities, marketing and investor relations. Prior to joining Primecore, Mr. Hanke was an investment-banking associate with Arthur Andersen's Real Estate Capital Markets Group based in San Francisco and
Washington D.C. He is a member of the Urban Land Institute and is a licensed real estate broker. Mr. Hanke earned his B.A. in economics from the University of California at Irvine and a MBA, with an emphasis in real estate and finance, from the Marshall School of Business at the University of Southern California.

Terms of Directors and Officers

Our Board of Directors consists of the number of persons as shall be fixed by the Board of Directors from time to time by resolution to be divided into three classes, designated Class I, Class II and Class III, with each class to be as nearly equal in number of directors as possible. Currently there are five director positions. Mr. Puette is a Class I director and his term expires as of the annual meeting of shareholders for the fiscal year ended in 2006. Mr. Black and Ms. Wolf are Class II directors and their terms expire as of the meeting for the fiscal year ended in 2007. Mr. Rider and Mr. Offenberg are Class III directors, and their terms expire as of the meeting for the fiscal year ended in 2008. At each annual meeting, the successors to the class of directors whose term expires at that time are to be elected to hold office for a term of three years, and until their successors are elected and qualified, so that the term of one class of directors expires at each annual meeting. The full Board acts to nominate candidates for the Board, as there is no separate nominating committee. There have been no changes during the year covered by this report in the procedures for nomination or by which shareholders may recommend nominees to the Board.

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

Audit Committee

The Company has no separate audit committee. The Board of Directors acts as the audit committee for all purposes relating to communications with the auditors and responsibility for oversight of the audit. The Board of Directors has an independent member financial expert, Robert Puette, who has financial expertise gained as an executive of and former audit committee member of public company Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of copies of the Forms 3, 4 and 5 and amendments thereto furnished to the Company with respect to the transition period ended 2005, or written representations that no such reports were required to be filed with the Securities and Exchange Commission, the Company believes that, during 2006, all directors and officers of the Company and beneficial owners of more than 10% of any class of equity securities of the Company registered pursuant to
Section 12 of the Exchange Act filed their required Forms 3, 4, or 5, as required by Section 16(a) of the Securities Exchange Act of 1934, as amended.

Code of Ethics

The Company has adopted a Code of Ethics applicable to the Chief Executive Officer, the Chief Financial Officer, and the principal accounting officer. The Company's Code of Ethics is set forth as Exhibit 14.1 to this report.


ITEM 10.     EXECUTIVE COMPENSATION.

Compensation of Officers

Summary Compensation Table
------------- -------- ---------- -------- --------- ---------- -------------- ------------- ---------- ----------
Name          Year     Salary     Bonus    Stock     Option     Non-           Nonqualified  All        Total
and                    ($)        ($)      Awards    Awards     Equity         Deferred      Other      ($)
Principal                                  ($)       ($)        Incentive      Compensa-     Compen-
Position                                                        Plan           tion          sation
                                                                Compensation   Earnings      ($)
                                                                ($)            ($)
------------- -------- ---------- -------- --------- ---------- -------------- ------------- ---------- ----------
Michael       2006     $250,000   $19,397   0         0          0              0             0         $269,397
Rider,
Chief
Executive
Officer,      -------- ---------- -------- --------- ---------- -------------- ------------- ---------- ----------
Director      2005     $235,096    0        0         0          0              0             0         $235,096




------------- -------- ---------- -------- --------- ---------- -------------- ------------- ---------- ----------
Eric          2006     $159,519   $70,000   0         0          0              0             0         $229,519
Hanke,
Vice
President,
Secretary     -------- ---------- -------- --------- ---------- -------------- ------------- ---------- ----------
              2005     $123,750    0        0         0          0              0             0         $123,750


------------- -------- ---------- -------- --------- ---------- -------------- ------------- ---------- ----------


On May 22, 2006, the Company entered into a 2006 Compensation Agreement with each of Michael Rider and Eric Hanke.

Mr. Rider's agreement provides for base salary of $250,000 per annum. It provides for an annual bonus of up to $50,000 which is scaled and contingent based on performance criteria, including (i) scaled increases in a measure of the Company's net realizable value of its assets during the calendar year 2006,
(ii) achieving goals in control of operating expenditures, and (iii) liquidating the company's REO portfolio; plus an additional bonus of up to $25,000 in the sole discretion of the Board in the event all performance targets are exceeded. The agreement also provides for deferred equity compensation, in the form of up to 70,588 shares of the registrant's common stock, to be granted based on increases in a measure of the registrant's net realizable value of its assets over the three calendar year period ending December 31, 2008. All or a portion of the shares will vest on that date in an amount scaled and determined according to benchmark values, with all of the shares vesting if the registrant's net realizable value of its assets, as calculated for purposes of its periodic reports, has increased to $6.12 per share at that date. If such value is in excess of $6.12 per share at that date, then additional shares may be granted in the discretion of the Board. The agreement also provides for determination of these bonus compensation items upon termination of Mr. Rider's employment by the registrant with cause, termination without cause or voluntary termination by Mr. Rider.

Mr. Hanke's agreement provides for base salary of $150,000 per annum. It provides for an annual bonus of up to $50,000 which is scaled and contingent based on performance criteria, including (i) scaled increases in a measure of the registrant's net realizable value of its assets during the calendar year 2006, (ii) achieving goals in control of operating expenditures, and (iii) and assessment of management of the registrant's loan portfolio during the year. The agreement also provides for deferred compensation, in the form of up to 70,588 shares of the registrant's common stock to be granted based on increases in a measure of the registrant's net realizable value of its assets over the three calendar year period ending December 31, 2008. All or a portion of the shares will vest on that date in an amount scaled and determined according to benchmark values, with all of the shares vesting if the registrant's net realizable value of its assets, as calculated for purposes of its periodic reports, has increased to $6.12 per share at that date. If such value is in excess of $6.12 per share at that date, then additional shares may be granted in the discretion of the Board. The agreement also provides for determination of these bonus compensation items upon termination of Mr. Hanke's employment by the registrant with cause, termination without cause or voluntary termination by Mr. Hanke.

The terms of employment contracts between the Company and each of Mr. Rider and Mr. Hanke are set forth in Exhibits 10.1 and 10.2, respectively, to this report.

Outstanding Equity Awards At Fiscal Year-End
------------ ------------- -------------- ------------- --------- ----------- ---------- ----------- ------------ ---------------
Name         Number        Number         Equity        Option    Option      Number     Market      Equity       Equity
             of            of             Incentive     Exercise  Expiration  of Shares  Value of    Incentive    Incentive
             Securities    Securities     Plan          Price     Date        or Units   Shares or   Plan         Plan
             Underlying    Underlying     Awards;       ($)                   of Stock   Units of    Awards;      Awards;
             Unexercised   Unexercised    Number                              That Have  Stock       Number       Market or
             Options       Options        of                                  Not        That Have   of           Payout
             (#)           (#)            Securities                          Vested     Not         Unearned     Value
             Exercisable   Unexercisable  Underlying                          (#)        Vested      Shares,      Of
                                          Unexercised                                    ($)         Units or     Unearned
                                          Unearned                                                   Other        Shares,
                                          Options                                                    Rights       Units or
                                          (#)                                                        That Have    Other
                                                                                                     Not          Rights
                                                                                                     Vested       That Have
                                                                                                     (#)          Not
                                                                                                                  Vested
                                                                                                                  ($)
------------ ------------- -------------- ------------- --------- ----------- ---------- ----------- ------------ ---------------
Michael                                                                                              70,588       $431,998.56(1)
Rider

------------ ------------- -------------- ------------- --------- ----------- ---------- ----------- ------------ ---------------
Eric                                                                                                 70,588       $431,998.56(1)
Hanke

------------ ------------- -------------- ------------- --------- ----------- ---------- ----------- ------------ ---------------

     (1) Payout Value is not calculated based on any current market value, as payout will be earned only if a specified estimated share value is achieved. Accordingly, the Company has estimated the Payout Value based on the earn out criterion of $6.12 per share.

Compensation of Directors
--------------- ------------ ------------- ------------ --------------- -------------- -------------- -------------
Name               Fees         Stock        Option       Non-Equity     Nonqualified     All Other       Total
                  Earned        Awards       Awards     Incentive Plan     Deferred     Compensation       ($)
                    Or           ($)           ($)       Compensation    Compensation        ($)
                  Paid in                                    ($)           Earnings
                   Cash                                                       ($)
                    ($)
--------------- ------------ ------------- ------------ --------------- -------------- -------------- -------------
William         $21,750        0             0            0               0              0            $21,750
Offenberg

--------------- ------------ ------------- ------------ --------------- -------------- -------------- -------------
Robert           35,420         0             0            0               0              0            35,420
Puette

--------------- ------------ ------------- ------------ --------------- -------------- -------------- -------------
Patricia         35,960         0             0            0               0              0            35,960
Wolf

--------------- ------------ ------------- ------------ --------------- -------------- -------------- -------------
Jeffrey          35,960         0             0            0               0              0            35,960
Black

--------------- ------------ ------------- ------------ --------------- -------------- -------------- -------------


None of the directors of the Company who also serve as executive officers or employees receives any separate compensation for service on our Board of Directors or on any Board committee. As Chairman of the Board, Mr. Offenberg receives annual compensation totaling $30,000 while Messrs. Puette, Black and Ms. Wolf receive $25,000 each for their participation in our standard board meetings. All directors independent of management are also compensated $1,000 for every special board meeting they attend. Our charter obligates us to indemnify our directors and officers and to pay or reimburse expenses for such individuals in advance of the final disposition of a proceeding to the maximum extent permitted from time to time by Maryland law. The Maryland General Corporation Law, the "Maryland GCL'', permits a corporation to indemnify its present and former directors and officers, among others, against judgments, penalties, fines, settlements and reasonable expenses actually incurred by them in connection with any proceeding to which they may be made a party by reason of their service in those or other capacities, unless it is established that (a) the act or omission of the director or officer was material to the matter giving rise to the proceeding and (1) was committed in bad faith, or (2) was a result of active and deliberate dishonesty, (b) the director or officer actually received an improper personal benefit in money, property or services, or (c) in the case of any criminal proceeding, the director or officer had reasonable cause to believe that the act or omission was unlawful.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table presents information regarding the beneficial ownership of the only known beneficial owners of in excess of 5% of our outstanding common shares.

Security Ownership of Certain Beneficial Owners

                                                            Number      Percent
Title of Class    Name and Address of Beneficial Owner    of Shares     of Class
                                                        ------------ -----------

Common Stock      MacKenzie Patterson Fuller, LLC          1,233,809      8.23
                  1640 School Street
                  Moraga, California 94556

                                                        ------------ -----------

                    Total                                 1,233,809       8.23
                                                        ============ ===========



The following table presents information regarding the beneficial ownership of our capital stock as of September 30, 2006 of: (1) each of our directors and executive officers; and (2) all of our directors and executive officers as a group. As of the date of this report, MacKenzie, Patterson, Fuller, Inc., holding 1,233,809 shares, is the only person known by us to own beneficially five percent or more of our outstanding capital stock. Unless otherwise indicated in the footnotes to the table, the beneficial owners named have, to our knowledge, sole voting and investment power with respect to the shares beneficially owned, subject to community property laws where applicable.


                                                            Number      Percent
Title of Class     Beneficial Owner                       of Shares     of Class
                                                        ------------ -----------

Common Stock       Robert Puette                            405,241       2.70
                   Jeffrey Black                            267,341       1.78
                   Patricia Wolf                            167,030       1.11
                   William Offenberg                        107,404       0.72
                   Michael Rider                             12,164          *
                   Eric Hanke                                 2,170          *
                                                        ------------ -----------
                    Total                                   961,350       6.41
                                                        ============ ===========

  * Less than one percent of our outstanding capital stock.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Of the five current members of the Board, Michael Rider, as an officer of the Company, cannot be considered an independent director, and all other members of the Board are considered independent, as that term is defined under New York Stock Exchange Rule Section 303A, the NYSE's Corporate Governance Rules. Under those Rules, no director qualifies as "independent" unless the Board of Directors affirmatively determines that the director has no material relationship with the Company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the Company). Material relationships can include commercial, industrial, banking, consulting, legal, accounting, charitable and familial relationships, among others. However, as the concern is independence from management, the NYSE does not view ownership of even a significant amount of stock, by itself, as a bar to an independence finding. Accordingly, while Mssrs. Offenberg, Puette and Black and Ms. Wolf own shares of the Company's common stock, the Board views these directors/nominees as independent under these standards. In addition, a director is not independent under the NYSE Rules if: (i) the director is, or has been within the last three years, an employee of the Company, or an immediate family member is, or has been within the last three years, an executive officer, of the Company; (ii) the director has received, or has an immediate family member who has received, during any twelve-month period within the last three years, more than $100,000 in direct compensation from the listed company, other than director and committee fees and pension or other forms of deferred compensation for prior service (provided such compensation is not contingent in any way on continued service; (iii) (A) the director or an immediate family member is a current partner of a firm that is the Company's internal or external auditor; (B) the director is a current employee of such a firm; (C) the director has an immediate family member who is a current employee of such a firm and who participates in the firm's audit, assurance or tax compliance (but not tax planning) practice; or (D) the director or an immediate family member was within the last three years (but is no longer) a partner or employee of such a firm and personally worked on the Company's audit within that time; (iv) the director or an immediate family member is, or has been within the last three years, employed as an executive officer of another company where any of the Company's present executive officers at the same time serves or served on that company's compensation committee; or (v) the director is a current employee, or an immediate family member is a current executive officer, of a company that has made payments to, or received payments from, the Company for property or services in an amount which, in any of the last three fiscal years, exceeds the greater of $1 million, or 2% of such other company's consolidated gross revenues.


ITEM 13.  EXHIBITS.

a. Financial Statements. The following financial information is included as a separate section of this Annual Report on Form 10-KSB:

     1.   Report of Independent Registered Public Accounting Firms

     2.   Consolidated Balance Sheets as of September 30, 2006 and 2005

     3. Consolidated Statements of Operations for the year ended September 30, 2006 and the nine months ended September 30, 2005

     4. Consolidated Statement of Shareholders' Equity for the year ended September 30, 2006 and the nine months ended September 30, 2005

     5. Consolidated Statements of Cash Flows for the year ended September 30, 2006 and the nine months ended September 30, 2005

     6.   Notes  to  Consolidated   Financial  Statements  for  the  year  ended
          September 30, 2006 and the nine months ended September 30, 2005

b.   Exhibits

     Exhibits submitted with this Form 10-KSB, as filed with the Securities and Exchange Commission, or those incorporated by reference to other filings are:

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

     4.1 Shareholder Rights Agreement dated July 19, 2004 is incorporated by reference to Exhibit 4.4 in the Form 8-K previously filed July 20, 2004

     10.1 Compensation Agreement dated May 22, 2006 between BellaVista Capital, Inc. and Michael Rider is incorporated by reference to Exhibit 10.1 to the Company's June 30, 2006 Form 10-QSB, previously filed on August 14, 2006

     10.2 Compensation Agreement dated May 18, 2006 between BellaVista Capital, Inc. and Eric Hanke is incorporated by reference to Exhibit 10.2 to the Company's June 30, 2006 Form 10-QSB, previously filed on August 14, 2006

     10.3 Legal Services Retention Agreement between BellaVista Capital, Inc. and Ben Hamburg is incorporated by reference to
                   Exhibit 10.1 to the Company's 2004 Form 10-K, previously filed on May 9, 2005

     14.1 Code of Ethics is incorporated by reference to Exhibit 14.1 to the Company's 2003 Form 10-K, previously filed on April 14, 2004

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


c. Financial Statement Schedules

     None

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The Company accrues expenses associated with principal accountant fees and services in the year being audited or serviced. The following table presents the expenses accrued by the Company for such fees and services:

                                             Year          Nine months
                                            ended                ended
                               September 30, 2006   September 30, 2005
                               ----------------------------------------
Audit fees                             $  138,160            $ 248,208
Audit-related fees                             --                   --
Tax fees                                   18,925               33,269
All other fees                                 --                   --
                               ----------------------------------------

   Total                               $  157,085            $ 281,477
                               ========================================

Tax fees are comprised of fees related to the preparation and filing of the Company's federal and applicable state tax returns.

The Company does not have an independent audit committee, and the full board of directors therefore serves as the audit committee for all purposes relating to communication with the Company's auditors and responsibility for the Company audit. All engagements for audit services, audit related services and tax services are approved in advance by the full board of directors of the Company. The Company's Board of Directors has considered whether the provision of the services described above for the year ended September 30, 2006 and the nine month period ended September 30, 2005, is compatible with maintaining the auditor's independence.

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


Signature                  Capacity                           Date

                           Chief Executive Officer, Chief
/s/ Michael Rider          Financial Officer and Director     December 22, 2006
--------------------------
Michael Rider

/s/ William Offenberg      Chairman                           December 22, 2006
--------------------------
William Offenberg

/s/ Robert Puette          Director                           December 22, 2006
--------------------------
Robert Puette

/s/ Jeffrey Black          Director                           December 22, 2006
--------------------------
Jeffrey Black

/s/ Patricia Wolf          Director                           December 22, 2006
--------------------------
Patricia Wolf

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                         Page No
                                                                         -------
Report of independent registered public
accounting firm - Pohl, McNabola, Berg + Company LLP                       FS-1

Consolidated balance sheets as of
September 30, 2006 and 2005                                                FS-2

Consolidated  statements of operations
for the year ended  September 30, 2006 and
the nine monthsended September 30, 2005                                    FS-3

Consolidated  statements  of  shareholders'
equity for the year ended  September 30, 2006
and the nine months ended September 30, 2005                               FS-4

Consolidated  statements  of cash flows for
the year ended  September 30, 2006 and the
nine months ended September 30, 2005                                       FS-5

Notes to consolidated financial statements                                 FS-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of BellaVista Capital, Inc.

We have audited the accompanying consolidated balance sheets of BellaVista Capital, Inc., as of September 30, 2006 and 2005 and the related consolidated statements of operations, shareholders' equity, and cash flows for the year ended September 30, 2006 and the nine months ended September 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BellaVista Capital, Inc. as of September 30, 2006 and 2005, and the results of its consolidated operations and its consolidated cash flows for the year ended September 30, 2006 and the nine months ended September 30, 2005, in conformity with accounting principles generally accepted in the United States of America.


                                             Pohl, McNabola, Berg + Company, LLP


San Francisco, California
December 6, 2006

                                         BELLAVISTA CAPITAL, INC.

                                       CONSOLIDATED BALANCE SHEETS




                                                                                         September 30, 2006     September 30, 2005
                                                                                      ---------------------- ----------------------
ASSETS:

Cash and cash equivalents.............................................................        $   3,006,024          $  14,436,243
Loans receivable secured by real estate...............................................           13,846,500              6,575,000
Joint venture investments in real estate developments ................................           33,270,955             12,483,029
Direct investments in real estate developments........................................           11,691,620             34,041,268
Fixed assets, net of $73,919 and $42,770 accumulated depreciation at September 30,
   2006 and 2005......................................................................               44,400                 71,773
Other assets, net.....................................................................              747,672                214,435
                                                                                      ---------------------- ----------------------
        Total assets..................................................................        $  62,607,171          $  67,821,748
                                                                                      ====================== ======================


LIABILITIES AND SHAREHOLDERS' EQUITY:

Secured notes payable.................................................................                   --              8,034,447
Accounts payable and accrued expenses.................................................            1,650,694              1,897,262
                                                                                      ---------------------- ----------------------
        Total liabilities.............................................................            1,650,694              9,931,709

Commitments and contingencies (see note 11)

Common stock: par value $0.01, 50,000,000 shares authorized at September 30, 2006 and
   2005; 14,991,325 shares issued and outstanding at September 30, 2006 and 2005......          201,216,369            201,216,369
Accumulated dividends and distributions...............................................          (90,621,455)           (90,621,455)
Accumulated deficit...................................................................          (49,638,437)           (52,704,875)
                                                                                      ---------------------- ----------------------
        Total shareholders' equity....................................................           60,956,477             57,890,039
                                                                                      ---------------------- ----------------------
        Total liabilities and shareholders' equity....................................        $  62,607,171           $ 67,821,748
                                                                                      ====================== ======================















                The accompanying notes are an integral part of these statements.

                                               BELLAVISTA CAPITAL, INC.

                                        CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                                                 Year Ended      Nine Months Ended
                                                                                         September 30, 2006     September 30, 2005
                                                                                      ---------------------- ----------------------
REVENUES:
Income from real estate developments.................................................          $  4,887,836          $   5,720,791
Interest income......................................................................               103,434                164,651
Other   .............................................................................               120,081                 25,815
                                                                                      ---------------------- ----------------------
   Total revenues....................................................................             5,111,351              5,911,257

EXPENSES:
Salaries expense.....................................................................               724,614                546,837
Facilities expense...................................................................                87,514                 69,143
Legal and accounting expense.........................................................               184,755                386,303
Board of directors fees and insurance................................................               250,324                208,946
Administrative expense...............................................................                98,873                 95,993
REO and non-recurring expenses.......................................................               826,679                789,238
Depreciation.........................................................................                31,149                 21,600
Provision for impairment of real estate investments..................................               928,855              1,589,863
                                                                                      ---------------------- ----------------------
   Total expenses....................................................................             3,132,763              3,707,923
                                                                                      ---------------------- ----------------------
   Net income (loss) from operations.................................................             1,978,588              2,203,334

OTHER INCOME (EXPENSE)
Income from legal settlements, net of collection costs...............................             1,090,250              1,236,750
                                                                                      ---------------------- ----------------------
   Total other income................................................................             1,090,250              1,236,750
                                                                                      ---------------------- ----------------------
   Net income before tax.............................................................             3,068,838              3,440,084
                                                                                      ---------------------- ----------------------
   Income tax expense................................................................                (2,400)                (2,400)
                                                                                      ---------------------- ----------------------
   Net income (loss) allocable to common stock.......................................          $  3,066,438           $  3,437,684
                                                                                      ====================== ======================

Basic and diluted net income (loss) per common share.................................          $       0.20           $       0.22
                                                                                      ====================== ======================

Basic and diluted weighted-average common shares outstanding.........................            14,991,325             15,719,422
                                                                                      ====================== ======================



                The accompanying notes are an integral part of these statements.

                                      BELLAVISTA CAPITAL, INC.

                           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                FOR THE YEAR ENDED SEPTEMBER 30, 2006
                            AND THE NINE MONTHS ENDED SEPTEMBER 30, 2005


                                                           Common Stock
                                                    -------------------------------
                                                                                         Accumulated
                                                                                       Dividends and     Accumulated
                                                           Shares            Amount    Distributions         Deficit          Total
                                                    -------------- ----------------- ---------------- --------------- --------------
Shareholders' equity at January 1, 2005 ..........     18,304,168      $213,208,861     $(90,621,455)   $(56,142,559)   $66,444,847
   Redemptions of stock...........................     (3,312,843)      (11,992,492)              --              --    (11,992,492)
   Net income.....................................             --                --               --       3,437,684      3,437,684
                                                    -------------- ----------------- ---------------- --------------- --------------
Shareholders' equity at September 30, 2005 .......     14,991,325       201,216,369      (90,621,455)    (52,704,875)    57,890,039
   Net income.....................................             --                --               --       3,066,438      3,066,438
                                                    -------------- ----------------- ---------------- --------------- --------------
Shareholders' equity at September 30, 2006........     14,991,325      $201,216,369     $(90,621,455)   $(49,638,437)   $60,956,477
                                                    ============== ================= ================ =============== ==============





















                The accompanying notes are an integral part of these statements.

                                                BELLAVISTA CAPITAL, INC.

                                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                 Year Ended   Nine months ended
                                                                                         September 30, 2006  September 30, 2005
                                                                                        -------------------- -------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income........................................................................       $  3,066,438        $  3,437,684
    Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation...................................................................             31,149              21,600
         Provision for impairment.......................................................            928,855           1,589,863
         Increase in accounts payable and accrued expenses..............................            357,214              68,719
         (Increase) decrease in other assets, net.......................................           (533,237)            115,325
                                                                                        -------------------- -------------------
           Net cash provided by operating activities....................................          3,850,419           5,233,191
                                                                                        -------------------- -------------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from repayments of investments in real estate.............................         43,333,771          34,595,593
     Investments in real estate.........................................................        (50,576,186)        (26,141,279)
    Purchase of fixed assets............................................................             (3,776)             (5,459)
                                                                                        -------------------- -------------------
         Net cash (used in) provided by investing activities............................         (7,246,191)          8,448,855
                                                                                        -------------------- -------------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
    Redemptions of capital stock........................................................                 --         (11,992,492)
    Borrowings under secured notes payable..............................................         12,810,681           8,034,447
    Repayment of secured notes payable..................................................        (20,845,128)         (3,185,000)
                                                                                        -------------------- -------------------
         Net cash used in financing activities..........................................         (8,034,447)         (7,143,045)
                                                                                        -------------------- -------------------

           Net (decrease) increase in cash and cash equivalents.........................        (11,430,219)          6,539,001
           Beginning cash and cash equivalents..........................................         14,436,243           7,897,242
                                                                                        -------------------- -------------------

           Ending cash and cash equivalents.............................................       $  3,006,024       $  14,436,243
                                                                                        ==================== ===================
 Cash paid for interest, net of amounts capitalized of $781,116 and $351,102 for the year ending September 30, 2006 and the nine months ending September 30, 2005,
    respectively........................................................................       $         --       $          --
                                                                                        ==================== ===================

 Cash paid for income taxes and franchise fees..........................................       $      2,400       $       2,400
                                                                                        ==================== ===================



                The accompanying notes are an integral part of these statements.

                            BELLAVISTA CAPITAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2006 AND 2005



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

In April 2004 the Company provided certain documents requested by the Securities and Exchange Commission in connection with a letter of inquiry. During June 2004 Mr. Rider, our CEO and Ms. Fox, our former CEO, both provided voluntary testimony in connection with the inquiry. In January 2005 the Commission requested additional documentation which the Company provided in April, 2005. As of September 30, 2006 the Company has had no further communication from the Commission.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Consolidation Policy

The  consolidated  financial  statements  include  the  accounts  of  BellaVista
Capital, Inc. and its wholly owned subsidiaries, 99 Investors, Inc. and Sands Drive San Jose, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

                            BELLAVISTA CAPITAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

                           SEPTEMBER 30, 2006 AND 2005



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


Loans Receivable Secured By Real Estate

We have originated loans secured by real estate. These loans are generally secured by first trust deeds, pay interest on a monthly basis and are typically additionally collateralized by repayment guarantees from the principals of our borrowers. We recognize interest income on these loans during the period in which the interest is earned and recognize income on any loan fees charged under the effective interest method.

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

We had no impaired loans receivable as of September 30, 2006 or 2005.


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

                            BELLAVISTA CAPITAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

                           SEPTEMBER 30, 2006 AND 2005


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

Income from Real Estate Developments

We recognize income from our ADC loans and REO properties as costs are recovered, generally upon the sale or refinancing of the underlying real estate to or by a third party. No interest income or points are recognized on these ADC loans and REO properties until the financed property is sold or refinanced. We compute income as the difference between cash received from the sale or refinancing of the property and the carrying value of the investments at the date of repayment. Income earned from our Loans Secured by Real Estate is included as Income from Real Estate Investments. We recognize interest income on these loans secured by real estate during the period in which the interest is earned and recognize income on any loan fees charged under the effective interest method.

                            BELLAVISTA CAPITAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

                           SEPTEMBER 30, 2006 AND 2005


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

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). This Statement prescribes the use of the asset and liability method whereby deferred tax asset and liability account balances are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value.

Net Loss Per Share of Common Stock

Per share amounts for our common stock are computed using the weighted average common shares outstanding during the period. Net loss used in the calculation is increased by declared dividends owed to preferred shareholders. There are currently no stock options or other dilutive common stock equivalents, and as a result, the basic and diluted weighted average common shares outstanding for the year ended September 30, 2006 and the nine months ended September 30, 2005, are the same and are 14,991,325 and 15,719,422 shares, respectively.

Reclassification of Financial Statement Presentation

Certain reclassifications have been made to the 2005 financial statements to conform with the 2006 financial statement presentation. Such reclassification had no effect on net income as previously reported.

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

                            BELLAVISTA CAPITAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

                           SEPTEMBER 30, 2006 AND 2005

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

In May 2005, the FASB Emerging Issues Task Force, or EITF, issued EITF No. 00-19-1 "Application of EITF Issue No. 00-19 to Freestanding Financial Instruments Originally Issued as Employee Compensation". This pronouncement clarifies existing accounting guidance relative to freestanding financial instruments originally issued as employee compensation. EITF No. 00-19-1 becomes effective concurrent with the effective date of SFAS 123R. The Company believes the adoption of this pronouncement will not have a material impact on our results of operations or financial condition.

On October 5, 2005, the FASB issued FASB Staff Position (FSP) FAS 13-1," Accounting for Rental Costs Incurred during a Construction Period". FAS 13-1 requires that the rental costs associated with ground or building operating leases that are incurred during a construction period be expensed. The FASB believes there is no distinction between the right to use a leased asset during the construction period and the right to use that asset after the construction period. As prescribed, companies would be required to apply the guidance in FAS 13-1 to the first reporting beginning after December 15, 2005, with early adoption permitted for the interim periods not yet issued. Management does not expect the implementation of this new standard to have a material impact on the Company's financial position, results of operations and cash flows.

In February 2006, FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments". SFAS No. 155 amends SFAS No 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAF No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15, 2006.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets--an amendment of FASB Statement No. 140. Companies are required to apply Statement 156 as of the first annual reporting period that begins after September 15, 2006. The Company does not believe adoption of SFAS No. 156 will have a material effect on its audited consolidated financial position, results of operations, or cash flows.

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48, an interpretation of FASB Statement 109, prescribes a comprehensive model for recognizing, measuring, presenting, and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and

                            BELLAVISTA CAPITAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

                           SEPTEMBER 30, 2006 AND 2005

increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 is effective for the Company beginning January 1, 2007. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. As this guidance was recently issued, the Company has not yet determined the impact, if any, of adopting the provisions of FIN 48 on its financial position, results of operations and liquidity.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("FAS 157"). The Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. FAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently in the process of evaluating the impact that the Statement will have on its financial statements.

In  September  2006,  the SEC staff issued  Staff  Accounting  Bulletin No. 108,
"Considering   the  Effects  of  Prior  Year   Misstatements   when  Quantifying
Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company's financial statements and the related financial statement disclosures. This model is commonly referred to as a "dual approach" because it requires quantification of errors under both the iron curtain and the roll-over methods. The Company currently uses, and has historically applied, the dual method for quantifying identified financial statement misstatements. The Company will initially apply the provisions of SAB 108 in connection with the preparation of the annual financial statements for the year ending December 31, 2006. The Company is currently evaluating SAB 108, but does not expect the adoption of SAB 108 to have a significant effect on its financial position, results of operations, or cash flows.


3.  LOANS RECEIVABLE SECURED BY REAL ESTATE:

As of September 30, 2006 we had the following loans receivable secured by real estate which are described below:

                  Collateral                Maturity Date            Balance
                  --------------------- ------------------ ------------------
Loan 2719         First Trust Deed               Feb 2007       $  4,425,000
Loan 2724         Trust Deeds                     Various          7,250,000
Loan 2807         First Trust Deed              July 2007          2,171,500
                                                           ------------------
                                                                $ 13,846,500
   Total
                                                           ==================

Loan 2719 - Our loan was made to a developer who is subdividing a parcel of land in East Palo Alto, California into 78 lots for construction of live/work units. The loan is secured by a first deed of trust on the development parcel, requires payments of interest only each month and is due in February 2007 and is personally guaranteed by the developer's principal partner.

Loan 2724 - Loan 2724 comprises loans that are originated and serviced by Cupertino Capital, a California Real Estate broker. The loans are typically secured by first deeds of trust on real property in California, pay interest monthly and most have repayment guarantees from the principals of the borrowing entities. BellaVista's investment in each loan, in most cases, is a portion of the entire loan, with other individuals or companies owning the balance of the loan receivable.

                            BELLAVISTA CAPITAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

                           SEPTEMBER 30, 2006 AND 2005

Loan 2807 - Our loan was made to a developer who is subdividing a parcel of land in Nampa, Idaho into approximately 100 single-family residential lots. The loan is secured by a first deed of trust on the development parcel, requires payments of interest only each month and is due in July 2007 and has repayment guarantees from the developer's principal partners.


4.   JOINT VENTURE INVESTMENTS IN REAL ESTATE DEVELOPMENTS:

As of September 30, 2006 we had the following joint venture investments in real estate developments which are described below:

                                      BELLAVISTA CAPITAL, INC.

                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                             (continued)

                                     SEPTEMBER 30, 2006 AND 2005


                                                                                                        Remaining
                                                   Amount       Capitalized           Carrying            Funding
Description         Investment Type              Invested    Interest Costs             Amount         Obligation
------------------- ------------------- ------------------ ----------------- ------------------ ------------------
2524                Secured Loan              $   405,948        $    6,594         $  412,542           $     --
2525                Equity                      2,183,857            13,680          2,197,537            982,892
2526                Secured Loan                3,686,830            21,382          3,708,212                 --
2557                Secured Loan                2,000,000             4,292          2,004,292                 --
2630                Secured Loan                  773,786             3,306            777,092          4,767,721
2676                Equity                      2,408,550             8,858          2,417,408            741,450
2679                Secured Loan                5,412,316            19,232          5,431,548            840,871
2688                Secured Loan                3,482,638             6,984          3,489,622          2,717,362
2701                Equity                      4,100,000            10,502          4,110,502                 --
2703                Secured Loan                2,150,000             2,938          2,152,938                 --
2753                Secured Loan                1,500,000             3,609          1,503,609                 --
2789                Secured Loan                1,625,000               653          1,625,653            575,000
2828                Equity                      3,440,000                --          3,440,000                 --
                                        ------------------ ----------------- ------------------ ------------------

   Total                                     $ 33,168,925       $   102,030       $ 33,270,955       $ 10,625,296
                                        ==================================== ================== ==================

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

Investment 2526 - This investment is structured as a $3,353,000 loan secured by a second deed of trust on a 6,551 square foot parcel in San Francisco, California which will comprise 32 condominium units in a six story steel frame building. The loan is junior to a construction deed of trust in the amount of $9.3 million. The note was issued on December 7, 2004 and matured on March 15, 2006. During April 2006, we modified the loan by extending the maturity date to September 15, 2006 and providing additional proceeds increasing the total amount of the loan to $4,453,000. The note provides for additional interest equal to a percentage of the gross sales price of each completed unit. The note is currently past its maturity date and we are working with the developer to secure terms acceptable to us that would provide the developer additional time to sell the units thereby generating the proceeds required to pay our loan.

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

                            BELLAVISTA CAPITAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

                           SEPTEMBER 30, 2006 AND 2005

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

Investment 2679 - This investment is structured as a $6.7 million loan secured by a first deed of trust on a 40 unit apartment building in Modesto, California. The developer intends to subdivide the apartments and sell them as condominium units. Units are expected to sell for approximately $225,000 per unit. Our investment is secured by a first deed of trust, with a repayment guarantee from the developer. The note was issued on August 18, 2005, and accrues interest which is due and payable at the loan's maturity date in August 2007. In addition to the interest which accrues on the outstanding balance of the note, we are entitled to receive a share of the profits from the development.

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

Investment 2828 - This $3,440,000 investment is structured as a joint venture in a 56-acre development in the unincorporated San Diego County area known as Lakeside, California. The developer is building 31 single family detached

                            BELLAVISTA CAPITAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

                           SEPTEMBER 30, 2006 AND 2005


residences which are expected to sell for an average of approximately $782,000 per unit. Our joint venture agreement with the developer provides for the payment of a preferred return on our invested capital and a portion of the development's profits.


5.   DIRECT INVESTMENTS IN REAL ESTATE DEVELOPMENTS:

As of September 30, 2006, we or our wholly-owned subsidiary, Sands Drive San Jose, Inc, held title to 2 properties which we received through foreclosure, by deed in lieu of foreclosure. The properties are described below:


                                                                                     Carrying
                           Amount Funded       Capitalized        Recognized        Amount of          Costs to
Description             (net of payments)   Interest Costs        Impairment         Property          Complete
--------------------- ------------------- ---------------- ----------------- ---------------- -----------------
Property 2216               $  9,417,251       $  701,427       $ 2,145,617      $ 7,973,061       $ 2,118,847
Property 2518                  4,975,376          235,235         1,492,052        3,718,559           981,441
                      ------------------- ---------------- ----------------- ---------------- -----------------

Total                       $ 14,392,627       $  936,662       $ 3,637,669     $ 11,691,620       $ 3,100,288
                      =================== ================ ================= ================ =================

Property 2216 - This is a 72-unit townhomes and condominiums project totaling approximately 123,372 square feet in San Jose, California. Construction of all the units was completed in October 2006 with 53 units having closed escrow by September 30, 2006.

Property 2518 - This property will be an approximately 6,400 square foot home in Tiburon, California. Construction is currently expected to complete in Spring 2007.


6.  PROPERTY, PLANT AND EQUIPMENT:

We had the following property, plant and equipment:

                                         September 30, 2006  September 30, 2005
                                         ------------------- -------------------
Computer Equipment                               $  78,589         $   74,813
Furniture                                           39,730             39,730
                                         ------------------- -------------------

   Total furniture and equipment                   118,319            114,543
   Accumulated depreciation                        (73,919)           (42,770)
                                         ------------------- -------------------

   Furniture and Equipment, net                  $  44,400         $   71,773
                                         =================== ===================


7.  SECURED NOTES PAYABLE:

The following table describes our secured notes payable:

                         Maturity Date   September 30, 2006  September 30, 2005
                     ------------------ ------------------- -------------------
China Trust Bank              Nov 2006                 --           5,934,447
Mid-Peninsula Bank            Feb 2006                 --           2,100,000
                                        ------------------- -------------------

   Total                                       $       --        $  8,034,447
                                        =================== ===================

                            BELLAVISTA CAPITAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

                           SEPTEMBER 30, 2006 AND 2005


The note to China Trust Bank is a $22 million construction loan whose purpose is to finance the construction of our Villa Cortona project, Property 2216 and is owed by Sands Drive San Jose, Inc., our wholly owned subsidiary, with the Company as the guarantor. The loan bears interest at Prime plus 1.00% (9.25% and 8.0% at September 30, 2006 and 2005, respectively) and is due in June 2006. During the year ended September 2006 the loan balance was repaid with proceeds from the sale of the units securing the loan.

The note to Mid-Peninsula Bank was secured by our investment number 2423 and bears interest at Prime plus 1.0% (9.25% and 8.0% at September 30, 2006 and 2005, respectively). The loan was repaid upon the sale of the property securing the loan in June 2006.


8.  SHAREHOLDERS' EQUITY:

We have authorized 50,000,000 shares of capital stock with a $0.01 par value. At September 30, 2006 and 2005 there were 14,991,325 shares of common stock outstanding.

We had sold our Preferred Stock through private placements since our inception, issuing 26,161,438 shares at $10.00 per share. We used the proceeds primarily to fund the purchase of ADC loans and also for working capital purposes. We have not sold any shares since September 2002 and, as of September 30, 2006 we did not have an active private placement.

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

                            BELLAVISTA CAPITAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

                           SEPTEMBER 30, 2006 AND 2005


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

At September 30, 2006 and 2005, we had U.S. federal net operating loss carryforwards of approximately $98.1 million and $93.7 million, respectively. The net operating loss carryforwards expire in various amounts between the years 2016 and 2020. If there is a change in ownership, utilization of the U.S. net operating losses may be subject to substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

Operating Loss Carryforward

Operating loss carryforwards consisted of the following:

                                                 Federal          California
                                          Operating Loss      Operating Loss
                                            Carryforward        Carryforward
                                     -------------------- -------------------
September 30, 2006                         $   4,413,981        $  4,411,581
September 30, 2005                            12,485,650          12,485,650
December 31, 2004                             34,098,334          34,098,334
December 31, 2003                             38,176,549          22,905,929
December 31, 2002                              8,915,070           5,349,042
                                     -------------------- -------------------

   Total                                   $  98,089,584       $  79,250,536
                                     ==================== ===================


Deferred Taxes

The significant components of the Company's deferred tax assets are as follows:

                                       September 30, 2006  September 30, 2005
                                     -------------------- -------------------
Net operating loss carryforwards            $ 37,974,252      $  36,216,109
Income from real estate investments
    reported on tax returns but not
   includible in financial statement
   income                                      2,777,752          4,229,033
Impairment charges reported in financial
   statements but not deducted on tax
   return                                        594,350          1,919,112

   Valuation allowance                       (41,346,354)       (42,364,254)
                                     -------------------- -------------------

   Net deferred tax assets                  $         --       $         --
                                     ==================== ===================

                            BELLAVISTA CAPITAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

                           SEPTEMBER 30, 2006 AND 2005


As of September 30, 2006 and 2005, the Company and its subsidiaries had provided valuation allowances of approximately $41.4 million and $42.4 million, respectively, in respect of deferred tax assets resulting from tax loss carryforwards and temporary timing differences in the reporting of revenues and expenses because it is more likely than not that the carryforwards may expire unused and that future tax deductions may not be realized through future operations.

The following table presents the income tax provision for federal and state income taxes for the year ended September 30, 2006 and the nine months ended September 30, 2005.


                                                Year         Nine months
                                               Ended               Ended
                                  September 30, 2006   September 30, 2005
                                 -------------------- --------------------

Federal                                $          --        $          --
State                                          2,400                2,400
                                 -------------------- --------------------

   Total                               $       2,400        $       2,400
                                 ==================== ====================


The provision for income taxes differs from the amount that would result from applying the federal statutory rate for the year ended September 30, 2006 and the nine months ended September 30, 2005 as follows:

                                                Year          Nine months
                                               Ended                Ended
                                  September 30, 2006   September 30, 2005
                                 -------------------- --------------------
Statutory regular federal
   income tax benefit rate                  (34.00)%             (34.00)%
State taxes                                  (5.83)%              (5.83)%
Change in valuation allowance                39.83 %              39.83 %
                                 -------------------- --------------------

   Total                                        -- %                 -- %
                                 ==================== ====================


10.  TRANSACTIONS WITH AFFILIATES:

On March 19, 2004, Susan Fox resigned as President, Chief Executive Officer and Director of BellaVista Capital, Inc. Ms. Fox was retained as a consultant to the Company for a period of 12 months in order to assist with any issues that occur in connection with the transition of management. For her services she was paid $30,000 per month beginning April 2004. We also agreed to compensate Ms. Fox for her assistance in recovery of legal actions we have brought against some of our former developers. Our agreement with her provided that she will receive 5% of any sums we collect from certain legal proceedings. During the year ended September 30, 2006 and the nine months ended September 30, 2005 she received $0 and $65,000, respectively, in payments from BellaVista in accordance with this provision of our agreement.

11.   COMMITMENTS AND CONTINGENCIES:

Operating leases

The following is a schedule, by years, of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of September 30, 2006:

                            BELLAVISTA CAPITAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

                           SEPTEMBER 30, 2006 AND 2005


Year ended September 30, 2007                  $   110,640
Year ended September 30, 2008                       21,900
                                        -------------------

   Net minimum lease payments                  $   132,540
                                        ===================

Litigation

As of September 30, 2006, the Company was involved in the following litigation in which claims for damages would be material if the plaintiff prevailed:

     1. Steven Mayer v BellaVista Capital, Inc. et al. A lawsuit by a shareholder seeking damages for securities violations. The Company believes it has strong and viable defenses and plans to vigorously defend the accusations.

     2. Robert Allen, et al v BellaVista Capital, Inc. et al. A lawsuit by a shareholder group seeking damages for securities violations. The Company believes it has strong and viable defenses and plans to vigorously defend the accusations.


Construction Contracts

In connection with our development of investments in real estate held for sale, we have entered into contracts with construction companies to complete these projects. As of September 30, 2006 we our unpaid obligations under these contracts totaled $2,918,593. We will make payments on these contracts as construction progresses in much the same manner we do for our investments in real estate under development.

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

We have also provided indemnity agreements to insurance companies in connection with the issuance of surety bonds on behalf of our wholly owned subsidiary, Sands Drive San Jose, Inc. guaranteeing the completion of certain public utility improvements in our developments and the performance of certain requirements related to sale of real property in accordance with regulations established by the California Department of Real Estate. The total amount of the surety bonds issued with respect to which we have issued indemnity agreement is $392,902. The bonds will be released and our guarantee obligation will be terminated upon completion and acceptance of the improvements and conditions imposed by the Department of Real Estate.

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

                            BELLAVISTA CAPITAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

                           SEPTEMBER 30, 2006 AND 2005

12.  SUBSEQUENT EVENTS

Subsequent to September 30, 2006 the Company settled a legal matter related to a mechanics' lien associated with one of our former Direct Investments in Real Estate. The settlement provides that the Company will pay $262,500 to the lien claimant. Accordingly, the Company has accrued this expense as of September 30, 2006.

Subsequent to the fiscal year end, Mackenzie Patterson Fuller, Inc. commenced a tender offer to purchase up to 750,000 shares at a price of $1.75 per share. In response, the Company commenced an issuer tender offer to repurchase up to 750,000 shares at a price of $2.25 per share, and purchased a total of 725,217 shares at that price in November 2006.

13.  CONCENTRATION OF CREDIT RISK

At September 30, 2006 and 2005, the Company had approximately $2.9 million and $14.3 million, respectively, of cash deposits in excess of federally insured limits. The cash was placed with high credit quality institutions.

14.  CHANGE IN FISCAL YEAR END

On November 7, 2005 the Company's Board of Directors voted to change its fiscal year end from December 31 to September 30 and adopted changes to the Company's Bylaws reflecting this change. The following unaudited summary supplemental information for the year ended September 30, 2005 is provided for comparison between the twelve-month period in these statements and the one-year period ending September 30, 2005:

                                                                       Year
                                                                      Ended
                                                         September 30, 2005
                                                         -------------------
REVENUES:
Income from real estate developments.....................      $  6,690,872
Interest income..........................................           222,484
Other....................................................            69,256
                                                         -------------------
   Total revenues........................................         6,982,612

EXPENSES:
Salaries expense.........................................           845,989
Facilities expense.......................................           138,578
Legal and accounting expense.............................           444,073
Board of directors fees and insurance....................           306,502
Administrative expense...................................           132,125
REO and non-recurring expenses...........................         3,290,325
Depreciation.............................................            30,147
Transition expenses......................................             6,766
Provision for impairment of real estate investments......           875,901
                                                         -------------------
   Total expenses........................................         6,070,406
                                                         -------------------
   Net income (loss) from operations.....................           912,206

                            BELLAVISTA CAPITAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

                           SEPTEMBER 30, 2006 AND 2005



OTHER INCOME (EXPENSE)
Income from legal settlements, net of collection costs...         1,863,750
Loss on sale of fixed assets.............................           (23,829)
                                                         -------------------
   Total other income....................................         1,839,921
                                                         -------------------
   Net income before tax.................................         2,752,127
   Income tax expense....................................            (2,400)
                                                         -------------------
   Net income (loss) allocable to common stock...........      $  2,749,727
                                                         ===================


   Basic and diluted net income (loss) per common share..      $       0.17
                                                         ===================


   Basic and diluted weighted average common shares
         outstanding.....................................        16,650,506
                                                         ===================

                                      BELLAVISTA CAPITAL, INC.

                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                             (continued)

                                     SEPTEMBER 30, 2006 AND 2005


15.  QUARTERLY STATEMENTS OF OPERATIONS (UNAUDITED):

The following tables contain selected unaudited quarterly financial data for the year ended September 30, 2006 and the nine months ended September 30, 2005(1):

                                                    Three Months       Three Months       Three Months        Three Months
                                                           Ended              Ended              Ended               Ended
                                               December 31, 2005     March 31, 2006      June 30, 2006  September 30, 2006
                                              ------------------- ------------------ ------------------ -------------------
 REVENUES:
 Income from completed real estate development       $   266,883      $   1,856,044      $   1,943,968         $   820,941
 Interest income..............................            63,073              7,925             32,091                 345
 Other........................................             3,259             24,157             51,796              40,869
                                              ------------------- ------------------ ------------------ -------------------
    Total  revenues...........................           333,215          1,888,126          2,027,855             862,155

 EXPENSES:
 Salaries.....................................           266,613            173,284            151,038             133,679
 Facilities expenses..........................            22,335             22,735             21,444              21,000
 Legal and accounting expense.................            21,807             19,126             48,802              95,020
 Board of directors fees and insurance........            66,151             60,044             61,742              62,387
 General administrative and other.............            32,990             20,989             21,747              23,147
 REO and non-recurring expense................           265,359            117,503            101,682             342,135
 Depreciation expense.........................             7,656              7,656              7,656               8,181
 Provision for impairment of investments in
    real estate ..............................           403,991                 --             81,211             443,653
                                              ------------------- ------------------ ------------------ -------------------
    Total expenses............................         1,086,902            421,337            495,322           1,129,202
                                              ------------------- ------------------ ------------------ -------------------
    Net (loss) income from operations                   (753,687)         1,466,789          1,532,533            (267,047)

 OTHER INCOME (EXPENSE):
 Income from legal settlements, net of
    collection costs..........................           854,500             67,000            168,750                  --
                                              ------------------- ------------------ ------------------ -------------------
    Total other income........................           854,500             67,000            168,750                  --
                                              ------------------- ------------------ ------------------ -------------------
    Net income (loss) before income tax                  100,813          1,533,789          1,701,283            (267,047)
                                                          (2,400)                --                 --                  --
                                              ------------------- ------------------ ------------------ ------------------
                                                      $   98,413       $  1,533,789       $  1,701,283            (267,047)
    Net income (loss).........................
                                              =================== ================== ================== ===================

 Basic and diluted net loss per common share..         $    0.01         $     0.10         $     0.11          $    (0.02)
                                              =================== ================== ================== ===================

 Basic and diluted weighted-average common
    shares outstanding........................        14,991,325         14,991,325         14,991,325          14,991,325
                                              =================== ================== ================== ===================

                                       BELLAVISTA CAPITAL, INC.

                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                             (continued)

                                     SEPTEMBER 30, 2006 AND 2005


15.  QUARTERLY STATEMENTS OF OPERATIONS (UNAUDITED):
     (Continued):

                                                                       Three Months       Three Months        Three Months
                                                                              Ended              Ended               Ended
                                                                     March 31, 2005      June 30, 2005  September 30, 2005
                                                                  ------------------ ------------------ -------------------
 REVENUES:
 Income from completed real estate development....................      $   454,560        $   797,744        $  4,468,487
 Interest income..................................................           48,521              6,392             109,738
 Other............................................................              203             17,469               8,143
                                                                  ------------------ ------------------ -------------------
    Total  revenues...............................................          503,284            821,605           4,586,368

 EXPENSES:
 Salaries.........................................................          184,647            179,756             182,433
 Facilities expenses..............................................           24,047             21,728              23,368
 Legal and accounting expense.....................................          124,992             37,019             224,292
 Board of directors fees and insurance............................           66,223             52,452              90,271
 General administrative and other.................................           32,057             29,920              36,416
 REO and non-recurring expense....................................          247,150            283,903             258,185
 Depreciation expense.............................................            7,200              7,200               7,200
 Provision for impairment of investments in real estate ..........          911,557            286,829             391,477
                                                                  ------------------ ------------------ -------------------
    Total expenses................................................        1,597,873            898,807           1,213,642
                                                                  ------------------ ------------------ -------------------
    Net (loss) income from operations                                    (1,094,589)           (77,202)          3,372,726

 OTHER INCOME (EXPENSE):
 Income from legal settlements, net of collection costs...........          510,000            345,000             381,750
                                                                  ------------------ ------------------ -------------------
    Total other income............................................          510,000            345,000             381,750
                                                                  ------------------ ------------------ -------------------
                                                                        $  (584,589)       $   267,798        $  3,754,476
    Net (loss) income.............................................
                                                                  ================== ================== ===================

 Basic and diluted net (loss) income per common share                    $    (0.03)        $     0.02          $     0.25
                                                                  ================== ================== ===================

 Basic and diluted weighted-average common shares outstanding            17,199,887         14,991,325          14,991,325
                                                                  ================== ================== ===================

(1)  The  above  2005  Financial  data  differs  in   classification   from  the
     presentation reflected in the filed Quarterly financial data for the fiscal year presented.