Form 10QSB
period 2006-12-31
BELLAVISTA CAPITAL INC
filed 2007-02-14
CIK 1086670

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2006

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




Check mark whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                 Yes [ ] No [X]

The number of shares of the registrant's only class of common equity, its common stock, outstanding as of February 13, 2007: 14,266,108.

          Transitional Small Business Disclosure Format: Yes [ ] No [X]

Table of Contents

        Part I.  Financial Information

Item 1.    Financial Statements (unaudited)                                   2

           Condensed Consolidated Balance Sheets as of December 31, 2006
              (unaudited) and September 30, 2006 (audited)                    3

           Condensed Consolidated Statements of Operations for the Three
              Months Ended  December 31, 2006 and 2005 (unaudited)            4

           Condensed Consolidated Statement of Shareholders' Equity for
              the Three Months Ended December 31, 2006 (unaudited)            5

           Condensed Consolidated Statements of Cash Flows for the
              Three Months Ended December 31, 2006 and 2005 (unaudited)       6

           Notes to the Condensed Consolidated Financial Statements
              (unaudited)                                                     7

Item 2.    Management's Discussion and Analysis or Plan of Operation         17

Item 3.    Controls and Procedures                                           23

        Part II.   Other Information

Item 1.    Legal Proceedings                                                 24

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds       24

Item 3.    Defaults Upon Senior Securities                                   24

Item 4.    Submission of Matters to a Vote of Security Holders               24

Item 5.    Other Information                                                 24

Item 6.    Exhibits                                                          25

           Signatures                                                        26













        The accompanying notes are an integral part of these statements

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


     Attached are the following unaudited financial statements of BellaVista Capital, Inc., formerly known as Primecore Mortgage Trust, Inc. (the "Company"):

     (1)  Condensed   Consolidated  Balance  Sheets  as  of  December  31,  2006
          (unaudited), and September 30, 2006 (audited)

     (2) Condensed Consolidated Statements of Operations for the Three Months ended December 31, 2006 and 2005 (unaudited)

     (3) Condensed Consolidated Statement of Shareholders' Equity for the Three Months ended December 31, 2006 (unaudited)

     (4) Condensed Consolidated Statements of Cash Flows for the Three Months ended December 31, 2006 and 2005 (unaudited)

     (5) Notes to Condensed Consolidated Financial Statements (unaudited)

         The financial statements referred to above should be read in conjunction with the Company's audited financial statements for the period ended September 30, 2006 as filed with the Securities and Exchange Commission in our Annual Report on Form 10-KSB filed December 22, 2006.

























        The accompanying notes are an integral part of these statements

                            BELLAVISTA CAPITAL, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)





                                                                            December 31, 2006  September 30, 2006
                                                                            ------------------ -------------------
ASSETS:
Cash and cash equivalents                                                        $  2,342,714        $  3,006,024
Loans receivable secured by real estate                                            14,149,500          13,846,500
Joint venture investments in real estate developments                              37,211,796          33,270,955
Direct investments in real estate developments                                      5,769,635          11,691,620
Property, plant and equipment, net                                                     36,429              44,400
Other assets                                                                          801,634             747,672
                                                                            ------------------ -------------------
        Total assets                                                             $ 60,311,708       $  62,607,171
                                                                            ================== ===================

LIABILITIES AND SHAREHOLDERS' EQUITY:
Accrued expenses and other                                                            561,960           1,650,694
                                                                            ------------------ -------------------
        Total liabilities                                                             561,960           1,650,694

SHAREHOLDERS' EQUITY:
Common stock: par value $0.01, 50,000,000 shares authorized; 14,266,108 and
   14,991,325 shares issued and outstanding at December 31, 2006 and
   September 30, 2006                                                             199,584,631         201,216,369
Accumulated dividends and distributions                                           (90,621,455)        (90,621,455)
Accumulated deficit                                                               (49,213,428)        (49,638,437)
                                                                            ------------------ -------------------
        Total shareholders' equity                                                 59,749,748          60,956,477
                                                                            ------------------ -------------------
        Total liabilities and shareholders' equity                               $ 60,311,708       $  62,607,171
                                                                            ================== ===================








                 The accompanying notes are an integral part of these statements

                            BELLAVISTA CAPITAL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     For the Three Months Ended December 31,
                                   (unaudited)



                                                                                         2006             2005
                                                                            ------------------ -----------------
REVENUES:
   Income from real estate investments                                            $   737,737       $  266,883
   Interest income                                                                     21,380           63,073
   Other                                                                               10,642            3,259
                                                                            ------------------ -----------------
     Total revenues                                                                   769,759          333,215

EXPENSES:
   Salaries expense                                                                   174,316          266,613
   Facilities expense                                                                  24,172           22,335
   Legal and accounting                                                                30,760           21,807
   Board of directors and insurance                                                    60,492           66,151
   Administrative expense                                                              23,315           32,990
   REO and non-recurring expenses                                                      21,324          265,359
   Depreciation                                                                         7,971            7,656
   Provision for impairment of investments in real estate                                  --          403,991
                                                                            ------------------ -----------------
     Total expenses                                                                   342,350        1,086,902
                                                                            ------------------ -----------------
     Operating income (loss)                                                          427,409         (753,687)

OTHER INCOME:
   Income from legal settlements, net                                                      --          854,500
                                                                            ------------------ -----------------
       Total other income                                                                  --          854,500
                                                                            ------------------ -----------------
     Net income (loss) before income taxes                                            427,409          100,813
     Provision for income taxes                                                        (2,400)          (2,400)
                                                                            ------------------ -----------------
     Net income (loss)                                                             $  425,009        $  98,413
                                                                            ================== =================

Basic and diluted net income (loss) per share                                       $    0.03        $    0.01
                                                                            ================== =================

Basic and diluted weighted average shares outstanding                              14,589,303       14,991,325
                                                                            ================== =================









                 The accompanying notes are an integral part of these statements

                            BELLAVISTA CAPITAL, INC.

            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                  For the Three Months Ended December 31, 2006
                                   (unaudited)




                                              Common Stock
                                    ---------------------------------

                                                                           Accumulated       Accumulated
                                            Shares            Amount         Dividends           Deficit            Total
                                    --------------- ----------------- ----------------- ------------------ ---------------
Shareholders' equity at                 14,991,325     $ 201,216,369     $ (90,621,455)    $ (49,638,437)   $  60,956,477
   October 1, 2006
Common stock repurchase                   (725,217)       (1,631,738)               --                --       (1,631,738)
                                    --------------- ----------------- ----------------- ------------------ ---------------
    Net income                                  --                --                --           425,009          425,009
                                    --------------- ----------------- ----------------- ------------------ ---------------
Shareholders' equity at
   June 30, 2006                        14,266,108      $199,584,631     $ (90,621,455)     $(49,213,428)    $ 59,749,748
                                    =============== ================= ================= ================== ===============
























                 The accompanying notes are an integral part of these statements

                            BELLAVISTA CAPITAL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     For the Three Months Ended December 31,
                                   (unaudited)


                                                                                       2006                  2005
                                                                        -------------------- ---------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                                             $    425,009           $    98,413
 Adjustments to reconcile net income to net cash provided by operations:
    Provision for impairment of investments in real estate                               --               403,991
    Depreciation                                                                      7,971                 7,656
    (Decrease) increase in accounts payable and other liabilities                  (312,332)              273,322
    Increase in other assets, net                                                   (53,962)              (64,467)
                                                                        -------------------- ---------------------
         Net cash provided by operating activities                                   66,686               718,915
 CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from investments in real estate developments                        10,903,955               136,336
    Investments in real estate developments                                     (10,002,213)          (17,259,944)
                                                                        -------------------- ---------------------
         Net cash provided by (used in) investing activities.                       901,742           (17,123,608)
 CASH FLOWS FROM FINANCING ACTIVITIES:
    Repurchase of stock                                                          (1,631,738)                   --
    Borrowings under secured notes payable                                               --             4,404,413
                                                                        -------------------- ---------------------
         Net cash (used in) provided by financing activities                     (1,631,738)            4,404,413
                                                                        -------------------- ---------------------
           Net decrease in cash and cash equivalents                               (663,310)          (12,000,280)
           Beginning cash and cash equivalents                                    3,006,024            14,436,243)
                                                                        -------------------- ---------------------

           Ending cash and cash equivalents                                   $   2,342,714         $   2,435,963
                                                                        ==================== =====================
 Cash paid for interest, net of amounts capitalized of $0 and $206,023,
    for the three months ended December 31, 2006 and 2005, respectively       $          --         $          --
                                                                        ==================== =====================

















                 The accompanying notes are an integral part of these statements

                            BELLAVISTA CAPITAL, INC.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



1.   ORGANIZATION AND BUSINESS:

These statements are not a complete financial statement presentation. They should be read in conjunction with our audited September 30, 2006 Financial Statements filed on Form 10-KSB. The accompanying unaudited interim financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. The results of operations for the three months ended December 31, 2006 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

Organization

BellaVista Capital, Inc., a Maryland corporation (the Company, our, we), was formed on March 18, 1999 and commenced operations effective May 1, 1999. We are engaged in the business of lending to and investing in for-sale residential real estate development projects and financing commercial real estate development projects and operating properties, primarily in California. Our investments are structured as loans secured by real estate, loans made to real estate entities, or as joint venture investments in real estate entities. We are organized in a single operating segment for purposes of making operating decisions and assessing performance. BellaVista Capital, Inc. is also the 100% shareholder of 99 Investors, Inc. and Sands Drive San Jose, Inc., both California corporations formed for the purpose of developing and selling residential real estate.

Risk Factors

General Economic Conditions in Lending Areas. Our business plan seeks to diversify our investments throughout California and other states in the western United States of America. Approximately 49% of our investments are currently located in the San Francisco Bay Area, 19% are in Southern California, 23% are in California's Central Valley and Lake Tahoe region, and 9% are located in other western states of the United States of America. The potential success of real estate investments in general is subject to fluctuations in local market conditions, including fluctuations in the supply of and demand for similar properties, and the success of our investments will depend, to some extent, on the economic and real estate market conditions prevailing in the markets where our investments are located. Since the investments are located in a limited geographical region, they may be subject to a greater risk of delinquency or default if the industries concentrated there suffer adverse economic or business developments.

Realization of Assets. The Company's liquidity and ability to meet its obligations as they become due are subject to, among other things, its ability to obtain timely repayments or other dispositions of its investments. Many of the investments rely on the completion and sale of the developed real estate in order to realize repayment or other disposition proceeds. In the event that proceeds from repayments or other investment dispositions are not sufficient to timely meet our commitments and credit facilities are not extended on terms favorable to us, we may be forced to sell some of our investments prematurely. In such cases, the amount of proceeds received could be substantially less than what we would have expected if we allowed a proper marketing period for the investment. This would have a negative impact on the estimated net realizable value of our assets and would force the Company to adopt an alternative strategy that may include actions such as seeking additional capital or further downsizing of the Company. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Other. In addition, we are subject to other significant business and financial risks, including but not limited to liquidity, the prevailing market for residential real estate, fluctuations in prevailing interest rates, timely completion of projects by developers, uninsured risks such as earthquake and other casualty damage that may be uninsurable or insurable only at economically unfeasible costs, and potential environmental liabilities relating to properties on which we have made investments or received through foreclosure.

In April, 2004 the Company provided certain documents requested by the Securities and Exchange Commission in connection with a letter of inquiry. During June 2004 Mr. Rider, our CEO and Ms. Fox, our former CEO, both provided voluntary testimony in connection with the inquiry. In January 2005 the Commission requested additional documentation which the Company provided on April 27, 2005. As of December 31, 2006 the Company had no further communication from the Commission.

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

Loans Receivable Secured By Real Estate

We have originated loans secured by real estate. These loans are secured by deeds of trust on real property, pay interest on a monthly basis and are typically additionally collateralized by personal guarantees from the principals of our borrowers. We recognize interest income on these loans during the period in which the interest is earned and recognize income on any loan fees charged under the effective interest method.

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

We had no impaired loans receivable as of December 31, 2006 or September 30, 2006.

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

                            BELLAVISTA CAPITAL, INC.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



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

Cash and Cash Equivalents

Cash and cash equivalents include cash held in financial institutions and other highly liquid short-term investments with original maturities of three months or less. As of December 31, 2006 we had cash totaling approximately $1.6 million in excess of the $100,000 limits provided by the Federal Deposit Insurance Corporation.

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

                            BELLAVISTA CAPITAL, INC.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



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


3.  LOANS RECEIVABLE SECURED BY REAL ESTATE:

As of December 31, 2006 we had the following loans receivable secured by real estate which are described below:

               Collateral                     Maturity Date            Balance
               -------------------------- ------------------ ------------------
Loan 2719      First Trust Deed                  March 2008       $  5,000,000
Loan 2724      Trust Deeds                          Various          6,978,000
Loan 2807      First Trust Deed                    Jul 2007          2,171,500
                                                             ------------------
   Total                                                          $ 14,149,500
                                                             ==================

Loan 2719 - Our loan was made to a developer who is subdividing a parcel of land in East Palo Alto, California into 78 lots for construction of live/work units. The loan is secured by a first deed of trust on the development parcel, requires payments of interest only each month and is due March 2008 and is personally guaranteed by the developer's principal partner.

Loan 2724 - Loan 2724 comprises loans that are originated and serviced by Cupertino Capital, a California Real Estate broker. The loans are secured by deeds of trust on real property in California, pay interest monthly and most have repayment guarantees from the principals of the borrowing entities. BellaVista's investment in each loan, in most cases, is a portion of the entire loan, with other individuals or companies owning the balance of the loan receivable.

Loan 2807 - Our loan was made to a developer who is subdividing a parcel of land in Nampa, Idaho into approximately 100 single-family residential lots. The loan is secured by a first deed of trust on the development parcel, requires payments of interest only each month, is due in July 2007 and has repayment guarantees from the developer's principal partners.

4. JOINT VENTURE INVESTMENTS IN REAL ESTATE DEVELOPMENTS:

As of December 31, 2006, we had the following joint venture investments in real estate developments which are described below:


                                                                                                        Remaining
                                                   Amount       Capitalized           Carrying            Funding
Description         Investment Type              Invested    Interest Costs             Amount         Obligation
------------------- ------------------- ------------------ ----------------- ------------------ ------------------
2524                Secured Loan              $   360,695        $    6,594        $   367,289          $      --
2525                Equity                      2,273,857            13,680          2,287,537            892,892
2526                Secured Loan                3,647,113            21,382          3,668,496                 --
2557                Secured Loan                2,000,000             4,292          2,004,292                 --
2630                Secured Loan                1,021,470             3,307          1,024,776          4,520,037
2676                Equity                      2,566,050             8,858          2,574,908            583,950
2679                Secured Loan                5,818,530            19,232          5,837,762            434,657
2688                Secured Loan                4,042,748             6,984          4,049,732          2,157,252
2701                Equity                      4,100,000            10,502          4,110,502                 --
2703                Secured Loan                2,150,000             2,938          2,152,938                 --
2753                Secured Loan                1,433,218             3,609          1,436,826                 --
2785                Secured Loan                  909,707                --            909,707          2,514,293
2789                Secured Loan                1,625,000               654          1,625,654            575,000
2828                Equity                      3,440,000                --          3,440,000                 --
2857                Equity                      1,721,377                --          1,721,377                 --
                                        ------------------ ----------------- ------------------ ------------------
Total                                        $ 37,109,765       $   102,032       $ 37,211,796      $  11,678,081
                                        ================== ================= ================== ==================

                            BELLAVISTA CAPITAL, INC.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


Investment 2524 - This investment is structured as a $1,200,000 loan secured by a third deed of trust on a 10.3 acre parcel in Colorado Springs, Colorado which will comprise 148 condominium units, scheduled to be constructed in phases. The loan is junior to a deed of trust in the amount of $2,392,000 and a revolving construction deed of trust totaling $4,000,000, both in favor of Ohio Savings Bank. During December 2006 the loan was modified to extend the maturity date to November 2007. The note was issued on May 12, 2004, and accrues interest which is due and payable at the loan's new maturity date, November 12, 2007. The note also provides for additional interest equal to a percentage of the gross sales price of each condominium unit sold.

Investment 2525 - This $3,250,000 investment is structured as an equity investment in a 1.1 acre development in East Palo Alto, California. The property will comprise 30 condominiums over approximately 18,000 square feet of retail use. Our agreement with the developer provides for the payment of a preferred return on our invested capital and a portion of the development's profits.

Investment 2526 - This investment is structured as a $3,353,000 loan secured by a second deed of trust on a 6,551 square foot parcel in San Francisco, California which will comprise 32 condominium units in a six story steel frame building. The loan is junior to a construction deed of trust in the amount of $9.3 million. The note was issued on December 7, 2004 and matured on March 15, 2006. During April 2006, we modified the loan by extending the maturity date to September 15, 2006 and providing additional proceeds increasing the total amount of the loan to $4,453,000. The note provides for additional interest equal to a percentage of the gross sales price of each completed unit. The note is currently past its maturity date and we have entered into a forbearance agreement with the developer to provide additional time necessary to complete and sell the project.

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

Investment 2679 - This investment is structured as a $6.7 million loan secured by a first deed of trust on a 40 unit apartment building in Modesto, California. The developer has subdivided the apartments and will sell them as condominium units. Units are expected to sell for approximately $225,000 per unit. Our investment is secured by a first deed of trust, with a repayment guarantee from the developer. The note was issued on August 18, 2005, and accrues interest

                            BELLAVISTA CAPITAL, INC.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


which is due and payable at the loan's maturity date in August 2007. In addition to the interest which accrues on the outstanding balance of the note, we are entitled to receive a share of the profits from the development.

Investment 2688 - This investment is structured as a $7.0 million loan secured by a first deed of trust on a 13 story office building in Oakland, California. The developer has converted the building into six office condominiums, six residential condominium units, and one retail unit. Our loan matures on April 20, 2007 and we are entitled to a share of the profits from the development.

Investment 2701 - This $4,100,000 investment is structured as an equity investment in a 2-acre development in Goleta, California. The developer is building 37 townhome units which are expected to sell for approximately $765,000 per unit. Our joint venture agreement with the developer provides for the payment of a preferred return on our invested capital and a portion of the development's profits.

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

Investment 2753 - This investment is structured as a $1.730 million loan secured by a second deed of trust on 10 single family homes and 40 residential lots approximately 60 miles north of Lake Tahoe in Clio, California. The loan is junior to a construction deed of trust in the amount of $6.545 million. The note was issued on December 21, 2005, matures on June 21, 2007 and, in addition to interest accruing on the outstanding balance, the note provides for additional interest calculated as a percentage of the gross sales price of each of the 10 homes sold.

Investment 2785 - This investment is structured as a $3.7 million loan secured by a first deed of trust on a 16,500 square foot parcel in Redwood City, California which will comprise 6 single family homes. Units are expected to sell for approximately $850,000 per unit. Our loan is secured by a first deed of trust and is due on May 31, 2008. In addition to interest accruing on the outstanding balance of the loan, we are entitled to receive a share of the profits from the development.

Investment 2789 - This investment is structured as a $3.1 million loan secured by a second deed of trust on 40 condominium units in West Hollywood, California. Units are expected to sell for approximately $875,000 per unit. The loan is junior to a construction deed of trust in the amount of $18.5 million. The note was issued on June 15, 2006, matures on February 15, 2008, and accrues interest on the outstanding balance.

Investment 2828 - This $3,440,000 investment is structured as a joint venture in a 56-acre development in the unincorporated San Diego County area known as Lakeside, California. The developer is building 31 single family detached residences which are expected to sell for an average of approximately $782,000 per unit. Our joint venture agreement with the developer provides for the payment of a preferred return on our invested capital and a portion of the development's profits.

Investment 2857 - This $1,721,377 investment is structured as a joint venture in a 2.6-acre development in the City of El Cajon, California. The developer is building 26 single family detached residences which are expected to sell for an average of approximately $590,000 per unit. Our joint venture agreement with the developer provides for the payment of a preferred return on our invested capital and a portion of the development's profits.


5.   DIRECT INVESTMENTS IN REAL ESTATE DEVELOPMENTS:

As of December 31, 2006, we or our wholly-owned subsidiary, Sands Drive San Jose, Inc., held title to two properties which we received through foreclosure. The properties are described below:

                            BELLAVISTA CAPITAL, INC.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


                                                                                      Carrying
                         Amount Invested        Capitalized        Recognized        Amount of          Costs to
Description             (net of payments)    Interest Costs        Impairment         Property          Complete
--------------------- ------------------- ----------------- ----------------- ---------------- -----------------
Under construction
   2518                     $  5,377,043       $  235,235       $ 1,492,052     $  4,120,226        $  579,774

Held for sale
   2216                        1,745,501           47,566           143,659        1,649,409         1,063,916
                      ------------------- ----------------- ----------------- ---------------- -----------------

Total                        $ 7,122,544        $ 282,801       $ 1,635,711      $ 5,769,635       $ 1,643,690
                      =================== ================= ================= ================ =================

Property 2216 - This is a 72-unit townhomes and condominiums project totaling approximately 123,372 square feet in San Jose, California. Construction of all the units was completed in October 2006 with 67 units having closed escrow by December 31, 2006. As of the date of this report, the remaining 5 units were under contract pending close of escrow.

Property 2518 - This property will be an approximately 6,400 square foot home in Tiburon, California. Construction is currently expected to complete in Spring 2007.

6.  PROPERTY, PLANT AND EQUIPMENT:

We had the following property, plant and equipment at December 31, 2006 and September 30, 2006:

                                         December 31, 2006   September 30, 2006
                                        ------------------- --------------------

Computer Equipment                              $   78,589            $  78,589
Furniture                                           39,730               39,730
                                        ------------------- --------------------
   Total property, plant and equipment             118,319              118,319
   Accumulated depreciation                        (81,890)             (73,919)
                                        ------------------- --------------------
   Property, plant and equipment, net            $  36,429            $  44,400
                                        =================== ====================


7.  SHAREHOLDERS' EQUITY:

We have authorized 50,000,000 shares of capital stock with a $0.01 par value. At December 31, 2006 and September 30, 2006, there were 14,266,108 and 14,991,325 shares of common stock outstanding, respectively.

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

In order to establish a track record of consistent share price increases, the Company determined at that time that it would be necessary to reinvest all capital and earnings over a three year period and, as a result, Company funds will not be used to pay dividends or distributions or redeem shares during this period. The Company believes that successfully achieving these goals will attract new investors and create access to other capital sources. This will allow the Company to create a liquidity program that provides regular distributions and/or share redemptions. The Company believes that such liquidity will potentially enhance the value for all shareholders.

On October 13, 2006, in response to an offer to purchase shares of stock by a company unaffiliated with BellaVista Capital, at a price which BellaVista's Board of Directors determined was overly opportunistic, the Company offered to purchase up to 750,000 shares of common stock at a price of $2.25 per share, a price equal to the price offered by this unsolicited bidder in prior tender offers, but in excess of its most recent offer. The Offer terminated on November 10, 2006, and a total of 725,217 shares were tendered and not withdrawn as of such date. In accordance with the terms of the offer the Company agreed to purchase the 725,217 shares at $2.25 per share for a total payment of $1,631,738. After completion of the Offer, a total of 14,266,108 shares remain issued and outstanding.

8.   INCOME TAXES

At December 31, 2006 and September 30, 2006 we had U.S. federal net operating loss carry forwards of approximately $98.1 million. The net operating loss carry forwards expire in various amounts between the years 2016 and 2026. If there is a change in ownership, utilization of the U.S. net operating losses may be subject to substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

Operating Loss Carry forward

Operating loss carry forwards consisted of the following:


                                                   Federal          California
                                            Operating Loss      Operating Loss
                                             Carry forward       Carry forward
                                       -------------------- -------------------
3 months ended December 31, 2006              $     (4,927)       $     (2,527)

September 30, 2006                               4,413,981           4,411,584
September 30, 2005                              12,485,650          12,485,650
December 31, 2004                               34,098,334          34,098,334
December 31, 2003                               38,176,549          22,905,929
December 31, 2002                                8,915,070           5,349,042
                                       -------------------- -------------------
   Total                                    $   98,084,658       $  79,248,010
                                       ==================== ===================

                            BELLAVISTA CAPITAL, INC.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Deferred Taxes

The significant components of the Company's deferred tax assets are as follows:

                                         December 31, 2006   September 30, 2006
                                        ------------------- --------------------
Net operating loss carry forwards            $  37,972,430         $ 37,974,252
Income reported on tax returns but
   not includible in financial
   statement income                              2,781,029            2,777,752
Impairment charges reported in
   financial statements but not
   deducted on tax return                          651,576              594,350
   Valuation allowance                         (41,405,034)         (41,346,354)
                                        ------------------- --------------------
   Net deferred tax assets                       $      --            $      --
                                        =================== ====================

As of December 31, 2006 and September 30, 2006, the Company and its subsidiaries had provided valuation allowances of approximately $41.4 million and $41.3 million, respectively, in respect of deferred tax assets resulting from tax loss carry forwards and temporary timing differences in the reporting of revenues and expenses because it is more likely than not that the carry forwards may expire unused and that future tax deductions may not be realized through future operations.

The following table presents the income tax provision for federal and state income taxes for the three months ended December 31, 2006 and 2005.


                                              Three months         Three months
                                                     Ended                Ended
                                         December 31, 2006    December 31, 2005
                                        ------------------- --------------------
Federal                                           $     --            $      --
State                                                2,400                2,400
                                        ------------------- --------------------
   Total                                          $  2,400            $   2,400
                                        =================== ====================

The provision for income taxes differs from the amount that would result from applying the federal statutory rate for the three months ended December 31, 2006 and 2005 as follows:

                                              Three months         Three months
                                                     Ended                Ended
                                         December 31, 2006     December 31,2005
                                        ------------------- --------------------
Statutory regular federal income
   tax benefit rate                               (34.00)%             (34.00)%
State taxes                                        (5.83)%              (5.83)%
Change in valuation allowance                      39.83 %              39.83 %
                                        ------------------- --------------------
   Total                                              -- %                 -- %
                                        =================== ====================


10.   COMMITMENTS AND CONTINGENCIES:

Operating leases

The following is a schedule, by years, of future minimum rental payments required under operating leases that have initial or remaining non cancelable lease terms in excess of one year as of December 31, 2006:

Nine months ended September 30, 2007                            $   83,655
Year ended September 30, 2008                                       21,900
                                                         ------------------

   Net minimum lease payments                                   $  105,555
                                                         ==================

                            BELLAVISTA CAPITAL, INC.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Litigation

As of December 31, 2006, the Company was involved in the following litigation in which claims for damages would be material if the plaintiff prevailed:

     Steven Mayer v BellaVista Capital, Inc. et al. A lawsuit by a shareholder seeking damages for alleged securities law violations. The company has tendered defense of this case to its insurance carrier which has agreed to accept the tender with a reservation of rights. The case was submitted to binding arbitration in accordance with the terms of the Company's stock subscription agreement with the shareholder. The arbitration hearing was conducted during the period from September through December 2006. Both parties will submit closing arguments during February 2007 with a ruling expected by April 2007.

     Robert Allen et al v BellaVista Capital, Inc. et al. A lawsuit by several shareholders seeking damages for alleged securities law violations was served on the Company in April 2006. The Company believes it has strong and viable defenses and plans to vigorously defend the allegations.

Construction Contracts

In connection with our development of investments in real estate held for sale, we have entered into contracts with construction companies with an unpaid balance totaling $1.1 million at December 31, 2006. We will make payments on these contracts as construction progresses in much the same manner we do for our investments in real estate under development.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

Our material financial transactions have been purchasing and holding a portfolio of construction mortgage loans, and the construction and sale of real estate acquired through foreclosure or deed in lieu of foreclosure. Statements contained in this Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Form 10-Q, which are not historical facts, may be forward-looking statements. Forward-looking statements include statements which are predictive in nature, which depend upon or refer to future events or conditions, which include words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," or similar expressions. In addition, any statements concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible future actions, which may be provided by management, are also forward-looking statements. These statements are not guaranties of future performance. Forward-looking statements are based on current expectations and projections about future events and are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks include those described under the heading "Risk Factors" in Note 1 of the Notes to the Condensed Consolidated Financial Statements (unaudited) included in Part I, Item 1 above. Investors are cautioned not to attribute undue certainty to these forward-looking statements, which speak only as of the date of this Form 10-Q. We undertake no obligation to publicly release any revisions to these forward-looking statements, to reflect events or circumstances after the date of this Form 10-Q, or to reflect the occurrence of unanticipated events, other than as required by law.

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

The impairment of the investment portfolio resulted in substantial operating losses. Management realized that these net operating losses could be carried forward and used to reduce future taxable income. In prior years, the company used its REIT status, and the payment of dividends, to eliminate corporate level taxation. However, the REIT rules restricted the types of loans the Company could make. In particular, the Company was prohibited from making loans with equity participations. With the ability to carry forward prior years' net operating losses to offset future taxable income, the Company was free to terminate its REIT status, which it did effective January 1, 2004, and was no longer restricted in the types of investments it could make. As of December 31, 2006 the Company's available Federal net operating loss carryforwards were approximately $98.1 million. If these net operating loss carryforwards are fully utilized to offset future taxable income, at current Federal and California state tax rates, it would save the Company approximately $38.0 million in tax payments.

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

In addition to liquidating the portfolio's nonperforming assets, during 2004 we began making new investments with the proceeds supplied by our liquidated nonperforming investments. Since 2004 we have approved and funded new investments totaling approximately $69.0 million. As of December 31, 2006 these new investments comprised approximately 91% of our invested assets. We seek to generate gross returns on invested assets of 15%. With these targeted returns, we seek to generate returns to shareholders of approximately 12.5%, net of our operating expenses.


RESULTS OF OPERATIONS

Revenue

For financial statement purposes we report income from our joint venture investments in real estate developments and direct investments in real estate developments only after we have collected it from the sale or repayment of the associated investment. We also have investments structured as loans receivable secured by real estate which are accounted for as loans for financial statement reporting purposes. We recognize interest income on these loans receivable secured by real estate as the interest accrues in accordance with our loan agreements. During the three months ended December 31, 2006 we reported income totaling $0.7 million from all of our investments in real estate compared with $0.3 million during the three months ended December 31, 2005. The increase was primarily due to the higher amount of interest earned on our Loans Secured by Real Estate and income reported from the collection of some of our Joint Venture Investments in Real Estate Development .

New Investments

As of October 1, 2006 we held 16 investments originated under our new investment strategy in which we had invested $47.0 million on commitments totaling $58.4 million. During the three months ended December 31, 2006 we originated new investments with commitments of $8.2 million, funded $7.5 million into these new and existing investments and received repayments totaling $3.2 million, exclusive of $0.08 million income reported, thereby increasing our total investment to approximately $51.3 million at December 31, 2006. Each of these new investments provide us with the right to receive interest or a preferred return of profits which is calculated at a rate based on the amount we have invested. The interest and preferred return associated with these investments during the three months ended December 31, 2006 was approximately $1.9 million. This represents an annual return of 14% on our average invested capital for these new investments during the three months ended December 31, 2006. See the discussion about the net realizable value of our investments in the Liquidity and Capital Resources section of this Item 2.

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

The following table, using Non-GAAP measures, presents the results of operations that would be reported if we reported the income we earned on our investments as it accrues. For these purposes, proforma revenues from investment in real estate development include interest and preferred returns we charge developers during the reporting period and the prorated amount of loan fees charged for the reporting period over the contracted term of our investment. Proforma net income
(loss) per share is calculated using the weighted average number of shares outstanding for common shares.

                                                 Three months ended December 31,
                                                --------------------------------
                                                           2006            2005
                                                ---------------- ---------------
Net income per GAAP, as reported                    $   425,009      $   98,413
Revenues from real estate investments per GAAP         (737,737)       (266,883)
Proforma revenues from real estate development        1,851,092         741,123
                                                ---------------- ---------------
                                                    $ 1,538,364      $  572,653
Proforma net income (loss) - Non GAAP
                                                ================ ===============

Proforma net income (loss) per share - Non GAAP     $      0.11      $     0.04
                                                ================ ===============

Expenses

We group our operating expenses in three categories: recurring expenses; nonrecurring expenses and impairments. Recurring expenses are associated with the ongoing operations of our new investment strategy. Nonrecurring expenses are legal costs and carrying costs of real estate owned associated with our previous management. During the three months ended December 31, 2006 our recurring operating expenses were approximately $0.3 million compared with $0.4 million during the three months ended December 31, 2005. The decrease in recurring operating expenses was due primarily to staff and salary reductions.

During the three months ended December 31, 2006 our nonrecurring operating expenses were $21,324 compared with $265,359 during the three months ended December 31, 2005. The decrease in costs resulted from lower legal and carrying costs of our real estate owned portfolio as we continued to liquidate these properties during 2006.

During the three months ended December 31, 2006 we recorded impairment charges totaling $0 compared with $0.4 million during the year ended December 31, 2005. The impairments reported during the three months ended December 31, 2005 related to two REO properties and were based upon revised market information available at the time.

Since December 31, 1999, all interest costs have been capitalized as a cost of our investments. Interest cost associated with our borrowings was $0 during the three months ended December 31, 2006 compared with $225,528 during the three months ended December 31, 2005. The decrease for for the three months ended December 31, 2006 compared with the three months ended December 31, 2005 was due to the repayment of all our existing debt from proceeds received from the sale of some of our REO properties.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity means the need for, access to and uses of cash. Our principal source of liquidity is the repayment of our real estate investments. Our principal demands for liquidity are funds that are required to satisfy obligations under existing loan commitments and operating expenses.

Sources of Cash

As of December 31, 2006 our primary source of liquidity was the collection of our investments in real estate and the cash we had in the bank. We do not currently have any plan to sell our equity or debt securities. However, we do have the ability to borrow money from various financial institutions using our real estate investments as collateral if we determine that we need additional liquidity.

We typically receive repayment on our investments when the development has been completed and sold or refinanced to third parties. Accordingly, our repayments are a function of our developers' ability, or our ability in the case of REO properties, to complete and sell the development properties in which we have invested. During the three months ended December 31, 2006 we received repayments, including income, totaling $11.2 million compared with $0.3 million during the three months ended December 31, 2005. The following table summarizes our liquidity expectations based on current information regarding project completion and sales absorption assumptions for the 20 investments we held at December 31, 2006. The expected proceeds in the table are higher than our net realizable value estimates because they include our estimated costs to complete.


                                                     Expected Proceeds
                                               ------------------------
Scheduled investment completion:
   Year ended 9/30/07                                     $ 41,385,266
   Year ended 9/30/08                                       32,492,419
   Year ended 9/30/09                                        1,534,413
                                               ------------------------

   Total                                                  $ 75,412,098
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

Uses of Cash


The following table sets forth the projected timing and amount of our obligations through 2008, without taking into account new investments that may be made during future periods:


                                                  Nine months               Year
                                                        ended              ended
Obligation                          Total  September 30, 2007 September 30, 2008
----------              ------------------ ------------------ ------------------
Investment fundings          $ 13,321,771       $ 12,818,912          $ 502,859
Operating leases                  105,555             83,655             21,900
                        ------------------ ------------------ ------------------
   Total                     $ 13,427,326       $ 12,902,567          $ 524,759
                        ================== ================== ==================

Investment fundings are the largest use of our cash. During the three months ended December 31, 2006 we invested $9.2 million in new and continuing development projects compared with $17.6 million during the three months ended December 31, 2005, respectively.

At December 31, 2006 we estimated the costs to complete our direct investments in real estate developments plus the remaining funding obligation on our joint venture investments in real estate developments was $13.3 million. The exact timing of the investment fundings is dependent on several factors including weather, governmental regulation and developer related issues, so the timing of investment fundings in the above table is an estimate based on information available to us at this time. Additionally, we expect the amount of actual investment fundings to be higher than our obligation existing at December 31, 2006 as we continue to make and fund new investments in future periods.

Stock Repurchases

In the past, we have provided liquidity to our stockholders through the repurchase of outstanding shares. Because our stock does not trade in any secondary market, no market value exists for our stock and another method must be used to determine the repurchase price. The Board of Directors has used the net realizable value of the Company's assets to guide determinations of repurchase price for planned repurchases.

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

In order to establish a track record of consistent share price increases, the Company determined that it would be necessary to reinvest all capital and earnings through December 2008 and, as a result, Company does not intend to use its funds to pay dividends or distributions or, except in certain extraordinary circumstances, to redeem shares, during this period. The Company believes that successfully achieving these goals will attract new investors and create access to other capital sources. This will allow the Company to create a liquidity program that provides regular distributions and share redemptions. This liquidity will enhance the value for all shareholders.

In order to track the Company's progress toward its goals, the Board of Directors uses the net realizable value of the Company's assets. The realizable value of our assets represents our current estimate of the amount of proceeds we expect to receive once our investments are completed and ready for sale. The estimate relies on a number of assumptions including the expected value of the investment once completed, less applicable selling costs, the remaining costs and the length of time required to complete the project. Many factors outside our control can cause changes in these estimates and produce different results. Furthermore, as noted above, there is no organized public market for the Company's shares, so the Company's calculation of the estimated realizable value of its assets per outstanding share should not be viewed as an estimate of any market value per share, and there can be no assurance as to the amount or timing of any investment returns on the shares.

The information presented below reconciles the differences between US GAAP and the estimated realizable value of our investments.

                                           December 31, 2006  September 30, 2006
                                          ------------------ -------------------
Loans receivable secured by real estate       $  14,149,500     $    13,846,500
Joint Venture investments in real estate
    developments                                 37,211,796          33,270,955
Direct investments in real estate
    developments                                  5,769,635          11,691,620
                                          ------------------ -------------------

Total investments in real estate per US GAAP     57,130,931          58,809,075
Add:   GAAP impairments                           1,635,711           1,492,052
       Accrued interest and points                7,366,308           7,323,638
Less:  Capitalized interest                        (384,832)           (337,266)
                                          ------------------ -------------------
Balance owed on real estate investments          65,748,118          67,287,499
Amount estimated uncollectible                   (3,657,790)         (4,083,168)
                                          ------------------ -------------------
Estimated realizable value of
    investments in real estate                $  62,090,328        $ 63,204,331
                                          ================== ===================

Net Realizable Value of Assets per Share

The following calculation determines the estimated net realizable value of our stock at December 31, 2006 and September 30, 2006:

                                        December 31, 2006 September 30, 2006
                                       --------------------------------------
Cash                                         $  2,342,714       $  3,006,024
Other assets                                    1,256,955          1,135,881
Estimated realizable value of
    investments in real estate                 62,090,328         63,204,331
                                       --------------------------------------
Total realizable assets                        65,689,997         67,346,236
Accounts and notes payable                       (538,460)        (1,650,694)
                                       --------------------------------------
Estimated net realizable assets              $ 65,151,537       $ 65,695,542
Shares outstanding                             14,266,108         14,991,325
                                       --------------------------------------
   Estimated net realizable assets
      per share                              $       4.57       $       4.38
                                       ======================================

Our estimated realizable value of investments in real estate increased at December 31, 2006 compared with September 30, 2006 by approximately $1.2 million as we increased the net amount of our investments and accrued income. Additionally, our liabilities decreased by approximately $1.1 million which represented construction payments due on our Villa Cortona project.

Additionally, in November 2006 we used $1.6 million to repurchase 725,217 shares of our stock. See Financial Statements Note 7 for a discussion. The stock was purchased at a price lower than our estimated net realizable value which further increased the net realizable value of our shares by approximately $0.10 per share.



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


ITEM 3.   CONTROLS AND PROCEDURES.

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

Under the supervision of Michael Rider, the Company's Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities Exchange Act of 1934) as of December 31, 2006. Based on that evaluation, Mr. Rider has concluded that those controls and procedures were effective in making known to Company senior management, on a timely basis, the material information needed for the preparation of this Report on Form 10-QSB. There were no significant changes in the Company's internal controls or in other factors that could significantly affect those internal controls since the date of their evaluation.

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

                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

Refer to the discussion under the heading "Litigation" in Note 10 of the Notes to the Condensed Consolidated Financial Statements (unaudited), included in Part I, Item 1 above, for a description of certain Legal Proceedings in which the Company is involved.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a) Not Applicable.

(b) Not Applicable.

(c) Repurchases of Equity Securities.

     Between October 1, 2006 and December 31, 2006, we repurchased 725,217 shares of our common stock. See the final paragraph of Note 7 of the Notes to the Condensed Consolidated Financial Statements (unaudited) included in
     Part I, Item 1 above, for a discussion of this repurchase of shares.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5.   OTHER INFORMATION.

Not applicable.

ITEM 6.   EXHIBITS.

(a)      Exhibits

     Exhibits submitted with this Form 10-QSB, as filed with the Securities and Exchange Commission, or those incorporated by reference to other filings are:

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

     11.1   Statement regarding computation of per share earnings

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


Dated:   February 14, 2007                 /s/ MICHAEL RIDER
                                           --------------------------------
                                           Michael Rider, President and
                                           Chief Financial Officer