Form 10QSB
period 2007-03-31
BELLAVISTA CAPITAL INC
filed 2007-05-21
CIK 1086670

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2007

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                         Commission File Number: 0-30507

                            BellaVista Capital, Inc.
        (Exact name of small business issuer as specified in its charter)


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




Indicate by check mark whether the small business issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the small business issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes [X] No [ ]

      Indicate by check mark whether the small business issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes [ ] No [X]


             The number of shares of common stock outstanding as of
                          May 21, 2007 was 14,266,108.

Table of Contents

   Part I.      Financial Information

 Item 1.        Financial Statements (unaudited)                               2

                Condensed Consolidated Balance Sheets as of March 31, 2007
                   (audited) and September 30, 2006 (unaudited)                3

                Condensed Consolidated Statements of Operations for the
                   Three Months and Six Months Ended March 31, 2007
                   and 2006 (unaudited)                                        4

                Condensed Consolidated Statement of Shareholders' Equity
                   for the Six Months Ended March 31, 2007  (unaudited)        5

                Condensed Consolidated Statements of Cash Flows for the
                   Six Months Ended March 31, 2007 and 2006 (unaudited)        6

                Notes to the Condensed Consolidated Financial Statements
                   (unaudited)                                                 7

 Item 2.        Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                  19

 Item 3.        Controls and Procedures                                       27


 Part II.       Other Information

 Item 1.        Legal Proceedings                                             27

 Item 2.        Unregistered Sales of Equity Securities and Use of
                   Proceeds                                                   27

 Item 3.        Defaults Upon Senior Securities                               28

 Item 4.        Submission of Matters to a Vote of Security Holders           28

 Item 5.        Other Information                                             28

 Item 6.        Exhibits                                                      28

                Signatures                                                    28

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


         Attached are the following unaudited financial statements of BellaVista Capital, Inc., formerly known as Primecore Mortgage Trust, Inc. (the "Company"):

    (1) Condensed Consolidated Balance Sheets as of March 31, 2007 (audited), and September 30, 2006 (unaudited)

    (2) Condensed Consolidated Statements of Operations for the Three Months and Six Months ended March 31. 2007 and 2006 (unaudited)

    (3) Condensed Consolidated Statement of Shareholders' Equity for the Six Months ended March 31, 2007 (unaudited)

    (4) Condensed Consolidated Statements of Cash Flows for the Six Months ended March 31, 2007 and 2006 (unaudited)

    (5)  Notes to Condensed Consolidated Financial Statements (unaudited)

         The financial statements referred to above should be read in conjunction with the Company's audited financial statements for the year ended September 30, 2006 as filed with the Securities and Exchange Commission in our Annual Report on Form 10-K filed December 22, 2006.

                                         BELLAVISTA CAPITAL, INC.

                                  CONDENSED CONSOLIDATED BALANCE SHEETS





                                                                               March 31, 2007        September 30, 2006
                                                                                  (unaudited)                 (audited)
                                                                      ------------------------  ------------------------
ASSETS:
Cash and cash equivalents                                                        $  1,022,173              $  3,006,024
Loans receivable secured by real estate                                            15,131,500                13,846,500
Joint venture investments in real estate developments                              38,321,046                33,270,955
Direct investments in real estate developments                                      4,959,063                11,691,620
Property, plant and equipment, net                                                     28,413                    44,400
Other assets                                                                          929,081                   747,672
                                                                      ------------------------  ------------------------
        Total assets                                                            $  60,391,276             $  62,607,171
                                                                      ========================  ========================

LIABILITIES AND SHAREHOLDERS' EQUITY:
Secured notes payable
Accrued expenses and other                                                            783,880                 1,650,694
                                                                      ------------------------  ------------------------
        Total liabilities                                                             783,880                 1,650,694

SHAREHOLDERS' EQUITY:
Common stock: par value $0.01, 50,000,000 shares authorized;
   14,266,108 14,991,325 shares issued and outstanding at
   March 31, 2007 and September 30, 2006, respectively                            199,584,631               201,216,369
Accumulated dividends and distributions                                           (90,621,455)              (90,621,455)
Accumulated deficit                                                               (49,355,780)              (49,638,437)
                                                                      ------------------------  ------------------------
        Total shareholders' equity                                                 59,607,396                60,956,477
                                                                      ------------------------  ------------------------

        Total liabilities and shareholders' equity                              $  60,391,276             $  62,607,171
                                                                      ========================  ========================









                 The accompanying notes are an integral part of these statements

                                          BELLAVISTA CAPITAL, INC.

                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (unaudited)




                                                           Three Months Ended March 31,                  Six Months Ended March 31,
                                                   ------------------------------------  ------------------------------------------

                                                                2007              2006                  2007                  2006
                                                   ------------------ -----------------  --------------------  --------------------
REVENUES:
   Revenue from loans secured by real estate              $  427,782        $  242,563           $   876,069           $   475,746
   Net revenue from joint venture investments                306,606            83,456               416,520               117,156
   Revenue from direct investments                         2,358,376         9,617,366            10,553,137             9,617,366
   Interest income
                                                               7,271             7,925                28,651                70,998
   Other                                                         501            24,157                11,143                27,416
                                                   ------------------ -----------------  --------------------  --------------------
     Total revenues                                        3,100,536         9,975,467            11,885,520            10,308,682
     Cost of direct investments                           (2,817,393)       (8,087,341)          (10,832,618)           (8,087,341)
                                                   ------------------ -----------------  --------------------  --------------------
     Gross Profit                                            283,143         1,888,126             1,052,902             2,221,341

EXPENSES:
   Salaries expense                                          192,068           173,284               366,384               439,897
   Facilities expense                                         23,090            22,735                47,262                45,070
   Legal and accounting
                                                              34,559            19,126                65,319                40,933
   Board of directors                                         73,781            60,044               134,273               126,195
   Administrative expense                                     17,894            20,989                41,209                53,979
   REO and non-recurring expenses                             67,166           117,503                88,490               382,862
   Depreciation
                                                               8,016             7,656                15,987                15,312

   Provision for impairment of investments
      in real estate                                              --                --                    --               403,991
                                                   ------------------ -----------------  --------------------  --------------------
     Total expenses                                          416,574           421,337               758,924             1,508,239
                                                   ------------------ -----------------  --------------------  --------------------
     Operating income (loss)                               (133,4318)        1,466,789               293,978               713,102

OTHER INCOME:
   Income from legal settlements, net                             --            67,000                    --               921,500
   Loss on sale of fixed assets                                   --                --                    --                    --
                                                   ------------------ -----------------  --------------------  --------------------
       Total other income                                         --            67,000                    --               921,500
                                                   ------------------ -----------------  --------------------  --------------------
     Net income (loss) before income taxes                  (133,431)        1,533,789               293,978             1,634,602
     Provision for income taxes                               (8,921)               --               (11,321)               (2,400)
                                                   ------------------ -----------------  --------------------  --------------------

     Net income (loss)                                   $  (142,352)     $  1,533,789            $  282,657           $ 1,632,202
                                                   ================== =================  ====================  ====================


Basic and diluted net income (loss) per share            $     (0.01)     $       0.10            $     0.02           $      0.11
                                                   ================== =================  ====================  ====================

Basic and diluted weighted average shares
    outstanding                                           14,266,108        14,991,325            14,429,481            14,991,325
                                                   ================== =================  ====================  ====================












                 The accompanying notes are an integral part of these statements

                                       BELLAVISTA CAPITAL, INC.

                       CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                For the six months ended March 31, 2007
                                             (unaudited)


                                        Common Stock
                          -----------------------------------------

                                                                            Accumulated           Accumulated
                                      Shares                Amount            Dividends               Deficit                 Total
                          ------------------- --------------------- --------------------  -------------------- ---------------------
Shareholders' equity at
   October 1, 2006                14,991,325          $201,216,369        $ (90,621,455)        $ (49,638,437)         $ 60,956,477
Common Stock repurchase             (725,217)           (1,631,738)                  --                    --            (1,631,738)
    Net income                            --                    --                   --               282,657               282,657
                          ------------------- --------------------- --------------------  -------------------- ---------------------
Shareholders' equity at
   March 31, 2007                 14,266,108          $199,584,631        $ (90,621,455)        $ (49,355,780)         $ 59,607,396
                          =================== ===================== ====================  ==================== =====================
























                 The accompanying notes are an integral part of these statements

                            BELLAVISTA CAPITAL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)





                                                                                 Six Months                   Six Months
                                                                                      Ended                        Ended
                                                                             March 31, 2007               March 31, 2006
                                                                 ---------------------------  ---------------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss) income                                                              $   282,657                $   1,632,202
 Adjustments to reconcile net loss to net cash provided by
  operations:
    Provision for impairment of investments in real estate                               --                      403,991
    Depreciation                                                                     15,987                       15,312
    Decrease in accounts payable and other liabilities                             (464,628)                     (87,442)
    Increase in other assets, net                                                  (181,409)                    (257,175)
                                                                 ---------------------------  ---------------------------
         Net cash (used in) provided by operating activities                       (347,393)                   1,706,888
 CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from investments in real estate developments                        18,195,282                    8,654,177
    Investments in real estate developments                                     (18,200,002)                 (26,594,268)
                                                                 ---------------------------  ---------------------------
         Net cash used in investing activities.                                      (4,720)                 (17,940,091)
 CASH FLOWS FROM FINANCING ACTIVITIES:
    Repurchase of stock                                                          (1,631,738)                          --
    Borrowings under secured notes payable                                        1,200,000                    8,576,468
    Repayments of secured notes payable                                          (1,200,000)                  (2,631,723)
                                                                 ---------------------------  ---------------------------
         Net cash (used in) provided by financing activities                     (1,631,738)                   5,944,745
                                                                 ---------------------------  ---------------------------
           Net decrease in cash and cash equivalents                             (1,983,851)                 (10,288,458)
           Beginning cash and cash equivalents                                    3,006,024                   14,436,243
                                                                 ---------------------------  ---------------------------
                                                                              $   1,022,173               $    4,147,785
           Ending cash and cash equivalents
                                                                 ===========================  ===========================
 Cash paid for interest, net of amounts capitalized of $556
    and $483,488, for the six months ended
    March 31, 2007 and 2006, respectively                                      $         --               $           --
                                                                 ===========================  ===========================









                 The accompanying notes are an integral part of these statements

                            BELLAVISTA CAPITAL, INC.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)




1.   ORGANIZATION AND BUSINESS:

These statements are not a complete financial statement presentation. They should be read in conjunction with our audited September 30, 2006 Financial Statements filed on Form 10-K. The accompanying unaudited interim financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. The results of operations for the three months and six months ended March 31, 2007 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

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

Risk Factors

General Economic Conditions in Lending Areas. Our business plan seeks to diversify our investments throughout California and other states in the western United States of America. Approximately 49% of our investments are currently located in the San Francisco Bay Area, 17% are in Southern California, 22% are in California's Central Valley and Lake Tahoe region, and 11% are located in other western states of the United States of America. The potential success of real estate investments in general is subject to fluctuations in local market conditions, including fluctuations in the supply of and demand for similar properties, and the success of our investments will depend, to some extent, on the economic and real estate market conditions prevailing in the markets where our investments are located. Since the investments are located in a limited geographical region, they may be subject to a greater risk of delinquency or default if the industries concentrated there suffer adverse economic or business developments.

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

We had no impaired loans receivable as of March 31, 2007 or September 30, 2006.

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

                            BELLAVISTA CAPITAL, INC.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)




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

Joint Venture Investments in Real Estate

We provide equity capital to real estate developers necessary to acquire, develop and construct real estate developments. Such investments are structured as membership interests in the development entity. We account for such investments using the equity method of accounting.

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

Direct Investments in Real Estate Developments

Direct Investments in Real Estate Developments represent development projects that the Company has obtained through foreclosure of its mortgage loans, and relate to real properties for which the Company has, by default, become the sole owner. We consolidate the assets and liabilities of these Direct Investments in Real Estate Developments in our financial statements. The Company's basis in the projects is the carrying amount of the project at the time of loan foreclosure. Management conducts a review for impairment of these assets on an investment-by-investment basis whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, but not less frequently than quarterly. Impairment is recognized when estimated expected future cash flows (undiscounted and without interest charges), typically from the sale of a completed property, are less than the carrying amount of the investment, which does not include accrued interest and points. The estimation of expected future net cash flows is inherently uncertain and relies to a considerable extent on assumptions regarding current and future economic and market conditions. If, in future periods, there are changes in the estimates or assumptions incorporated into the impairment review analysis, the changes could result in an adjustment to the carrying amount of the investments. To the extent an impairment has occurred, the excess of the carrying amount of the investment over its estimated fair value, less estimated selling costs, is charged to operations. Revenues, selling expenses and cost of sales are netted and included in Income from Real Estate Investments.for all defaulted properties in accordance with the accounting policies of the Company.

In prior periods the Company reported Revenues from Direct Investments in Real Estate Developments net of related costs. The Company now separately reports Revenues from Direct Investments in Real Estate Developments and related costs. Had the Company reported this information in its September 30, 2006 and December 31, 2006 finanical statements reported on Form 10-KSB and Form 10-QSB, respectively, revenues would have been reported as follows:

                            BELLAVISTA CAPITAL, INC.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



                                                        Year ended September 30, 2006          Nine months September 30, 2005
                                                       -------------------------------        -------------------------------
                                                           As filed       Reclassified            As filed       Reclassified
                                                       ------------     --------------        ------------     --------------
 Revenues

    Revenues from secured loans receivable                      --          1,149,498                  --             18,072
    Net revenues from JV investments                            --            387,458                  --          3,605,097
    Revenues from direct investments                            --         43,515,738                  --         22,360,000
    Income from real estate investments                  4,887,836                 --           5,720,791                 --
    Interest income                                        103,434            103,434             164,651            164,651
    Other income                                           120,081            120,081              25,815             25,815
                                                       ------------       ------------        ------------       ------------
      Total Revenues                                     5,111,351         45,276,209           5,911,257         26,173,635
      Cost of direct investments                                --        (40,164,858)                 --        (20,262,378)
                                                       ------------       ------------        ------------       ------------
      Gross Profit                                       5,111,351          5,111,351           5,911,257          5,911,257
                                                       ============       ============       ============        ============


                                                       Three months December 31, 2006         Three months December 31, 2005
                                                       -------------------------------        -------------------------------
                                                           As filed       Reclassified            As filed       Reclassified
                                                       ------------     --------------        ------------     --------------
Revenues
   Revenues from loans receivable                               --         $  448,287                  --         $  233,183
   Net revenues from JV Investments                             --            109,914                  --             33,700
   Revenues from direct investments                             --          8,194,761                  --                 --
   Income from real estate investments                   $ 737,737                              $ 266,883                 --
   Interest income                                          21,380             21,380              63,073             63,073
   Other income                                             10,642             10,642               3,259              3,259
                                                       ------------     --------------        ------------     --------------
     Total revenues                                        769,759          8,784,984             333,215            333,215
     Cost of direct investments                                 --         (8,015,225)                 --                 --
                                                       ------------     --------------        ------------     --------------
     Gross profit                                        $ 769,759         $  769,759           $ 333,215          $ 333,215
                                                       ============       ============       ============        ============


Cash and Cash Equivalents

Cash and cash equivalents include cash held in financial institutions and other highly liquid short-term investments with original maturities of three months or less. As of March 31, 2007 we had cash totaling approximately $657,000 in excess of the $100,000 limits provided by the Federal Deposit Insurance Corporation.

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

Recent Accounting Pronouncements:

In June 2006, the FASB issued Interpretation No.48, "Accounting for Uncertainty in Income Taxes -- An Interpretation of FASB Statement No. 109", (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes". FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, statement of operations classification of interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of January 1, 2007, as required. The Company has determined that there is no impact in adopting FIN 48.

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for the Company's year ending September 30, 2009. The Company is currently evaluating the impact of SFAS 159 on the Company's financial statements.

3.  LOANS RECEIVABLE SECURED BY REAL ESTATE:

As of March 31, 2007 we had the following loans receivable secured by real estate which are described below:

                       Collateral         Maturity Date               Balance
                       -----------------  ----------------- -----------------
Loan 2719              First Trust Deed   March 2008             $  5,000,000
Loan 2724
                       Trust Deeds        Various                   7,960,000
Loan 2807              First Trust Deed   Jul 2007                  2,171,500
                                                             -----------------
         Total                                                   $ 15,131,500
                                                             =================


Loan 2719 - Our loan was made to a developer who is subdividing a parcel of land in East Palo Alto, California into 78 lots for construction of live/work units. The loan is secured by a first deed of trust on the development parcel, requires payments of interest only each month and is due March 2008 and is personally guaranteed by the developer's principal partner.

Loan 2724 - Loan 2724 comprises loans that are originated and serviced by a California Real Estate broker. The loans are secured by deeds of trust on real property in California, pay interest monthly and most have repayment guarantees from the principals of the borrowing entities. BellaVista's investment in each loan, in most cases, is a portion of the entire loan, with other individuals or companies owning the balance of the loan receivable. In addition to the loans the Company intends to hold in its portfolio, when we have had idle cash available, we have also funded loans originated by the broker for short-term purposes. These bridge loans are typically repaid within 90 days and may have characteristics that do not meet the Company's investment criteria. The following table presents details related to loans originated and serviced by this broker:

                            BELLAVISTA CAPITAL, INC.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



                               Type              Subordinate           Maturity            Rate            Amount
 Portfolio loans
    Oakdale                    Residential                               8/1/07          10.75%           600,000
    Mountain View              Commercial                               10/1/07           9.25%           600,000
    Morgan Hill                Residential                               8/1/08           9.50%           550,000
    Escalon                    Commercial                                9/1/08          10.00%           210,000
    San Jose                   Residential                               7/1/08          10.00%           600,000
    Modesto                    Commercial             X                  5/1/09          11.00%           225,000
    San Jose                   Residential            X                 5/11/09          11.00%           125,000
    Stockton                   Commercial                               7/21/08          12.00%           530,000
    San Jose                   Commercial             X                  1/6/09          12.00%           550,000
    Emeryville                 Commercial                               1/31/09          10.50%           900,000
    Denver                     Commercial                                3/8/10         11.500%           850,000
                                                                                                 -----------------
Total Portfolio Loans                                                                                   5,740,000

 Bridge loans
    Gilroy                     Residential                              11/6/07          11.00%            70,000
    Emeryville                 Commercial                               1/31/09          10.50%           675,000
    Cupertio                   Residential                              8/22/08          11.00%           125,000
    Cupertino                  Residential                              9/15/08          11.00%           405,000
    Cupertino                  Residential                              9/15/08          11.00%           530,000
    Cupertino                  Residential                              9/15/08          11.00%           415,000
                                                                                                 -----------------
Total Bridge Loans                                                                                      2,220,000
                                                                                                 -----------------
Total                                                                                                   7,960,000
                                                                                                 =================

Loan 2807 - Our loan was made to a developer who is subdividing a 130-acre parcel of land in Nampa, Idaho. During January 2007 the developer received approval to subdivide the parcel into 130 approximately one acre single-family lots. The loan is secured by a first deed of trust on the development parcel, requires payments of interest only each month, is due in July 2007 and has repayment guarantees from the developer's principal partners.

4. JOINT VENTURE INVESTMENTS IN REAL ESTATE DEVELOPMENTS:

As of March 31, 2007 we had the following joint venture investments in real estate developments which are described below:

                                                                                                              Remaining
                                                  Amount          Capitalized             Carrying              Funding
Description       Investment Type               Invested       Interest Costs               Amount           Obligation
----------------  ------------------  -------------------  -------------------  -------------------  -------------------
2524              Secured Loan               $   247,706           $    6,617          $   254,322            $      --
2525              Equity                       2,273,857               13,861            2,287,718              892,892
2526              Secured Loan                 3,291,664               21,650            3,313,314                   --
2557              Secured Loan                 2,000,000                4,450            2,004,450                   --
2630              Secured Loan                 1,555,821                3,409            1,559,230            3,985,686
2676              Equity                       2,656,050                9,065            2,665,115              493,950
2679              Equity                       6,146,954               19,706            6,166,660              106,233
2688              Secured Loan                 4,457,380                7,320            4,464,700            1,742,620
2701              Equity                       4,100,000               10,827            4,110,827                   --
2703              Secured Loan                 2,150,000                3,108            2,153,108                   --
2753              Secured Loan                 1,433,218                3,722            1,436,940                   --
2785              Secured Loan                 1,117,015                   80            1,117,095            2,306,985
2789              Secured Loan                 1,625,000                  782            1,625,782              575,000
2828              Equity                       3,440,000                  272            3,440,272                   --
2857              Equity                       1,721,377                  136            1,721,513                   --
                                      -------------------  -------------------  -------------------  -------------------
Total                                       $ 38,216,042           $  105,005         $ 38,321,046        $  10,103,366
                                      ===================  ===================  ===================  ===================

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

Investment 2525 - This $3,250,000 investment is structured as an equity investment in a 1.1 acre development in East Palo Alto, California. The property will comprise 30 condominiums over approximately 18,000 square feet of retail use. Our agreement with the developer provides for the payment of a preferred return on our invested capital and a portion of the development's profits. The project is currently under construction with completion scheduled in early 2008.

Investment 2526 - This investment is structured as a $3,353,000 loan secured by a second deed of trust on a 6,551 square foot parcel in San Francisco, California which will comprise 32 condominium units in a six story steel frame building. The loan is junior to a construction deed of trust in the amount of $9.3 million. The note was issued on December 7, 2004 and matured on March 15, 2006. During April 2006, we modified the loan by extending the maturity date to September 15, 2006 and providing additional proceeds increasing the total amount of the loan to $4,453,000. The note provides for additional interest equal to a percentage of the gross sales price of each completed unit. The note is currently past its maturity date and we have entered into a forbearance agreement with the developer to provide additional time necessary to complete and sell the project. The project is nearly complete and marketing has started.

Investment 2557 - This investment is structured as a $2,200,000 loan secured by a second deed of trust on approximately 10 acres in Sacramento, California which will comprise 160 condominium units. The loan is junior to a construction deed of trust in the amount of $12.0 million. The note was issued on November 15, 2005 and matures on May 31, 2007. The note provides for additional interest calculated as a percentage of the gross sales price of each unit sold. Work on the project has currently ceased while the developer negotiates an increase in the construction loan to provide funds necessary to complete the first phase units.

Investment 2630 - This investment is structured as a $5.45 million loan secured by a first deed of trust on a 7,500 square foot parcel in Oakland, California which will comprise 16 condominium units in a four story wood frame building over a concrete parking garage at grade. Units are expected to sell for approximately $400,000 per unit. Our loan is secured by a first deed of trust, with a repayment guarantee from the developer and is due on June 30, 2007. In addition to interest accruing on the outstanding balance of the loan, we are entitled to receive a share of the profits from the development. The project is currently under construction with completion scheduled in early 2008.

Investment 2676 - This investment is structured as a $3.15 million equity investment in Livermore Village I, LLC for the purpose of acquiring, entitling and developing approximately 300 condominium units on 5.5 acres in downtown Livermore, California. We supplied 90% of the equity required with the developer contributing the remaining 10%. We will receive a preferred return and a share of the profits from the development. During November 2006 the project received approval to build 281 residential units together with retail space. The project is currently listed for sale.

Investment 2679 - This investment is structured as a $6.7 million loan secured by a first deed of trust on a 40 unit apartment building in Modesto, California. The developer has subdivided the apartments and will sell them as condominium units. Units are expected to sell for approximately $225,000 per unit. Our investment is secured by a first deed of trust, with a repayment guarantee from

                            BELLAVISTA CAPITAL, INC.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

the developer. The note was issued on August 18, 2005, and accrues interest which is due and payable at the loan's maturity date in August 2007. In addition to the interest which accrues on the outstanding balance of the note, we are entitled to receive a share of the profits from the development. The project is expected to begin sales during Spring 2007.

Investment 2688 - This investment is structured as a $7.0 million loan secured by a first deed of trust on a 13 story office building in Oakland, California. The developer has converted the building into six office condominiums, six residential condominium units, and one retail unit. Our loan matures on April 20, 2007 and we are entitled to a share of the profits from the development. Currently the project is under construction with sales expected to begin closing during Summer 2007.

Investment 2701 - This $4,100,000 investment is structured as an equity investment in a 2-acre development in Goleta, California. The developer is building 37 townhome units which are expected to sell for approximately $765,000 per unit. Our joint venture agreement with the developer provides for the payment of a preferred return on our invested capital and a portion of the development's profits. The project is under construction with the first units expected to complete during Summer 2007.

Investment 2703 - This investment is structured as a $3.0 million loan secured by a second deed of trust on 66 condominiums in Bremerton, Washington. The loan is junior to a construction deed of trust in the amount of $19.3 million. Units are expected to sell for an average of $470,000. The note was issued on February 10, 2006, matures on February 10, 2008, and accrues interest on the outstanding balance. The project is nearing completion with sales expected to begin closing escrow during Summer 2007.

Investment 2753 - This investment is structured as a $1.730 million loan secured by a second deed of trust on 10 single family homes and 40 residential lots approximately 60 miles north of Lake Tahoe in Clio, California. The loan is junior to a construction deed of trust in the amount of $6.545 million. The note was issued on December 21, 2005, matures on June 21, 2007 and, in addition to interest accruing on the outstanding balance, the note provides for additional interest calculated as a percentage of the gross sales price of each of the 10 homes sold. Construction of the 10 homes is nearly complete and the developer has closed one sale as of March 31, 2007. Sales are expected to continue though 2007.

Investment 2785 - This investment is structured as a $3.7 million loan secured by a first deed of trust on a 16,500 square foot parcel in Redwood City, California which will comprise 6 single family homes. Units are expected to sell for approximately $850,000 per unit. Our loan is secured by a first deed of trust and is due on May 31, 2008. In addition to interest accruing on the outstanding balance of the loan, we are entitled to receive a share of the profits from the development. The project is expected to break ground in May 2007 with construction continuing through 2007.

Investment 2789 - This investment is structured as a $3.1 million loan secured by a second deed of trust on 40 condominium units in West Hollywood, California. Units are expected to sell for approximately $875,000 per unit. The loan is junior to a construction deed of trust in the amount of $18.5 million. The note was issued on June 15, 2006, matures on February 15, 2008, and accrues interest on the outstanding balance. The project recently started construction and is expected to complete during Summer 2008.

Investment 2828 - This $3,440,000 investment is structured as a joint venture in a 56-acre development in the unincorporated San Diego County area known as Lakeside, California. The developer is building 31 single family detached residences which are expected to sell for an average of approximately $782,000 per unit. Our joint venture agreement with the developer provides for the payment of a preferred return on our invested capital and a portion of the development's profits. The developer broke ground during Winter 2006 and construction is expected to continue over three phases during 2007.

Investment 2857 - This $1,721,377 investment is structured as a joint venture in a 2.6-acre development in the City of El Cajon, California. The developer is building 26 single family detached residences which are expected to sell for an

                            BELLAVISTA CAPITAL, INC.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


average of approximately $590,000 per unit. Our joint venture agreement with the developer provides for the payment of a preferred return on our invested capital and a portion of the development's profits. The developer is currently processing plans through the building permit application with groundbreaking expected during Summer 2007.


5.   DIRECT INVESTMENTS IN REAL ESTATE DEVELOPMENTS:

As of March 31, 2007, we or our wholly-owned subsidiary Sands Drive San Jose, Inc., held title to two properties which we received through foreclosure. The properties are described below:

                                                                                               Carrying
                           Amount Invested         Capitalized          Recognized            Amount of            Costs to
Description               (net of payments)     Interest Costs          Impairment             Property            Complete
-------------------- ---------------------- ------------------- -------------------  ------------------- -------------------
Under construction
   2518                       $  5,825,467          $  235,442         $ 1,492,052         $  4,568,857          $  131,350
Held for sale
   2216                            408,212               8,913              26,919              390,206              47,739
                     ---------------------- ------------------- -------------------  ------------------- -------------------
Total                         $  6,233,679          $  244,355         $ 1,518,971          $ 4,959,063           $ 179,089
                     ====================== =================== ===================  =================== ===================

Property 2518 - This property will be an approximately 6,400 square foot home in Tiburon, California. Construction is currently expected to complete in June 2007.

Property 2216 - This is a 72-unit townhomes and condominiums project totaling approximately 123,372 square feet in San Jose, California. Construction of all the units was completed in October 2006 with 71 units having closed escrow at March 31, 2007. The final unit closed escrow during April 2007 thus completing the project.

6.  PROPERTY, PLANT AND EQUIPMENT:

We had the following property, plant and equipment at March 31, 2007 and September 30, 2006:

                                                                September 30,
                                           March 31, 2007               2006
                                       ------------------- ------------------

Computer Equipment                              $  78,589          $  78,589
Furniture                                          39,730             39,730
                                       ------------------- ------------------
   Total property, plant and equipment            118,319            118,319
   Accumulated depreciation                       (89,906)           (73,919)
                                       ------------------- ------------------

   Property, plant and equipment, net           $  28,413          $  44,400
                                       =================== ==================

7.  NOTES PAYABLE:

The Company has a $1.0 million unsecured revolving line of credit from a bank and was originated on February 15, 2007. It bears interest at Prime plus 1.0% (9.25% at March 31, 2007). Interest only payments are due monthly on the outstanding balance of the note, which matures on February 5, 2008. During the three months ended March 31, 2007 we borrowed $1.2 on the line and repaid $1.2 million and the outstanding balance at March 31, 2007 and September 30, 2006 was $0.

                            BELLAVISTA CAPITAL, INC.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



8.  SHAREHOLDERS' EQUITY:

We have authorized 50,000,000 shares of capital stock with a $0.01 par value. At March 31, 2007 and September 30, 2006, there were 14,266,108 and 14,991,325 shares of common stock outstanding, respectively.

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


9.   INCOME TAXES

At March 31, 2007 and September 30, 2006 we had U.S. federal net operating loss carry forwards of approximately $97.5 million and $93.7 million, respectively. The net operating loss carry forwards expire in various amounts between the years 2016 and 2026. If there is a change in ownership, utilization of the U.S. net operating losses may be subject to substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

                            BELLAVISTA CAPITAL, INC.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Operating Loss Carry forward

Operating loss carry forwards consisted of the following:

                                            Federal
                                     Operating Loss      California Operating
                                      Carry forward        Loss Carry forward
                         ---------------------------  ------------------------
September 30, 2006                        4,413,981                 4,411,581
September 30, 2005                       12,485,650                12,485,650
December 31, 2004                        34,098,334                34,098,334
December 31, 2003                        38,176,549                22,905,929
December 31, 2002                         8,290,870                 4,722,442
                         ---------------------------  ------------------------
   Total                             $   97,465,384             $  78,623,936
                         ===========================  ========================

Deferred Taxes

The significant components of the Company's deferred tax assets are as follows:

                                                              March 31, 2007       September 30, 2006
                                                    ------------------------- ------------------------
Net operating loss carry forwards                              $  37,725,466             $ 37,974,252
Income reported on tax returns but not
  includible in financial statement income                         3,280,421                2,777,752
Impairment charges reported in financial
  statements but not deducted on tax return                          605,073                  594,350
   Valuation allowance                                           (41,610,960)             (41,346,354)
                                                    ------------------------- ------------------------
   Net deferred tax assets                                     $          --             $         --
                                                    ========================= ========================

As of March 31, 2007 and September 30, 2006, the Company and its subsidiaries had provided valuation allowances of approximately $41.6 million and $41.3 million, respectively, in respect of deferred tax assets resulting from tax loss carry forwards and temporary timing differences in the reporting of revenues and expenses because it is more likely than not that the carry forwards may expire unused and that future tax deductions may not be realized through future operations.

The following table presents the income tax provision for federal and state income taxes for the six months ended March 31, 2007 and 2006.

                                         Six Months Ended,
                        --------------------------------------------------

                                  March 31, 2007           March 31, 2006
                        ------------------------- ------------------------
Federal                            $       8,484               $       --
State                                      2,837                    2,400
                        ------------------------- ------------------------
   Total                           $      11,321               $    2,400
                        ========================= ========================

The provision for income taxes differs from the amount that would result from applying the federal statutory rate for the six months ended March 31, 2007 and 2006 as follows:

                                                  Six Months Ended,
                                    -------------------------------------------
                                          March 31, 2007        March 31, 2006
                                    --------------------- ---------------------
Statutory regular federal income
  tax benefit rate                              (32.64)%              (34.00)%
State taxes                                      (5.38)%               (5.83)%
Change in valuation allowance                    38.02 %               39.83 %
                                    --------------------- ---------------------
   Total                                             --%                   --%
                                    ===================== =====================

                            BELLAVISTA CAPITAL, INC.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)




10.   COMMITMENTS AND CONTINGENCIES:

Operating leases

The following is a schedule, by years, of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of March 31, 2007:

Six months ended September 30, 2007                        $   55,770
Year ended September 30, 2008                                  21,900
                                              ------------------------

   Net minimum lease payments                               $  77,670
                                              ========================


Litigation


As of March 31, 2007, the Company was involved in the following litigation in which claims for damages would be material if the plaintiff prevailed and there is at least a reasonable possibility that a loss may have occurred:

         Steven Mayer v BellaVista Capital, Inc. et al. A lawsuit by a shareholder seeking damages totaling approximately $2.1 million for alleged securities law violations. The company has tendered defense of this case to its insurance carrier which has agreed to accept the tender with a reservation of rights. The case was submitted to binding arbitration in accordance with the terms of the Company's stock subscription agreement with the shareholder. The arbitration hearing was conducted during the period from September through December 2006. Both parties submitted closing arguments during February 2007 with oral arguments presented on March 1, 2007. On April 25, 2007 the arbitrator issued his ruling finding in favor of the Company on all claims. In accordance with the terms of the subscription agreement we have directed our legal counsel to prepare the necessary briefs to recover our legal costs resulting from this action. As of March 31, 2007 we reflected $603,830 of the $704,004 in legal costs we have incurred associated with this lawsuit as Other Assets, with the balance charged as legal expense during the fiscal year ended September 30, 2006. We have tendered these costs to our insurance carrier for reimbursement in accordance with the terms of our policy. In April 2007 we received partial reimbursement from the insurance carrier totaling $470,649.

         Robert Allen et al v BellaVista Capital, Inc. et al. A lawsuit by several shareholders holding a total of 207,599 shares seeking damages alleging securities law violations was served on the Company in April 2006. The shareholders are seeking damages of $10 per share plus special and punitive damages. The Company believes it has strong and viable defenses and plans to vigorously defend the allegations. Because of the early stage of this action, the Company cannot estimate the range of possible loss regarding this claim as of the date hereof.


In addition to the above matters where the Company is a defendant, the Company was the plaintiff in several legal matters which have since been settled. To the extent we have collected those settlements, we have reported income as follows:

                            BELLAVISTA CAPITAL, INC.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



                                                                    Three months ended March 31,        Six months ended March 31,
                                                                 -------------------------------- ---------------------------------
                                                                           2007             2006             2007             2006
                                                                 --------------- ---------------- ---------------- ----------------
Amount received net of $0, $0, $0 and $90,000 in collection
costs, respectively, resulting from the settlement totaling
$900,000 of a lawsuit to collect on a personal guarantee of
repayment from the principals of a borrower who defaulted
on payment of its loan.  As of March 31, 2007 no further
payments were remaining related to the settlement.                   $       --        $      --        $      --       $  810,000
Amount received, net of $0, $5,500, $0, and $11,500 in
collection costs respectively, resulting from payments
received from the settlement totaling $200,000 of a lawsuit
against a borrower for fraud and misappropriation of loan
funds. As of March 31, 2007 no further payments were
remaining related to the settlement.                                         --           44,500               --           89,000
Amount received, net of $0, $0, $0 and $2,500, respectively
in collection costs, relates to payments received from the
settlement totaling $200,000 of a lawsuit against a borrower for fraud and misappropriation of loan funds. As of
September 30, 2006 no further payments were remaining
related to the settlement.                                                   --           22,500               --           22,500
                                                                 --------------- ---------------- ---------------- ----------------
     Totals                                                          $       --        $  67,000        $      --       $  921,500
                                                                 =============== ================ ================ ================


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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

Our material financial transactions have been purchasing and holding a portfolio of construction mortgage loans, and the construction and sale of real estate acquired through foreclosure or deed in lieu of foreclosure. Statements contained in this Item 2, "Management's Discussion and Analysis or Plan of Operation," and elsewhere in this Form 10-Q, which are not historical facts, may be forward-looking statements. Forward-looking statements include statements which are predictive in nature, which depend upon or refer to future events or conditions, which include words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," or similar expressions. In addition, any statements concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible future actions, which may be provided by management, are also forward-looking statements. These statements are not guaranties of future performance. Forward-looking statements are based on current expectations and projections about future events and are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks include those described under the heading "Risk Factors" in Note 1 of the Notes to the Condensed Consolidated Financial Statements (unaudited) included in
Part I, Item 1 above. Investors are cautioned not to attribute undue certainty to these forward-looking statements, which speak only as of the date of this Form 10-QSB. We undertake no obligation to publicly release any revisions to these forward-looking statements, to reflect events or circumstances after the date of this Form 10-QSB, or to reflect the occurrence of unanticipated events, other than as required by law.

Overview

BellaVista Capital was incorporated in March 1999 as Primecore Mortgage Trust, Inc. Since incorporation and through December 2000, Primecore engaged in the business of providing loans for the development of primarily high-end single family residential real estate. During 1999 and 2000 Primecore raised the capital to fund these loans from the sale of shares of Preferred Stock. This capital was invested primarily in high priced San Francisco Bay Area residential real estate at a time when prices were increasing at a rapid pace. By the end of 2000, Primecore had loan commitments of $436 million on 117 loans with over $216 million funded.

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

The impairment of the investment portfolio resulted in substantial operating losses. Management realized that these net operating losses could be carried forward and used to reduce future taxable income. In prior years, the company used its REIT status, and the payment of dividends, to eliminate corporate level taxation. However, the REIT rules restricted the types of loans the Company could make. In particular, the Company was prohibited from making loans with equity participations. With the ability to carry forward prior years' net operating losses to offset future taxable income, the Company was free to terminate its REIT status, which it did effective January 1, 2004, and was no longer restricted in the types of investments it could make. As of March 31, 2007 the Company's available Federal net operating loss carryforwards were approximately $97.5 million. If these net operating loss carryforwards are fully utilized to offset future taxable income, at current Federal and California state tax rates, it would save the Company approximately $37.7 million in tax payments.

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

In addition to liquidating the portfolio's nonperforming assets, during 2004 we began making new investments with the proceeds supplied by our liquidated nonperforming investments. Since 2004 we have approved and funded new investments totaling approximately $77.7 million. As of March 31, 2007 these new investments comprised approximately 92% of our invested assets. We seek to generate gross returns on invested assets of 15%. With these targeted returns, we seek to generate returns to shareholders of approximately 12.5%, net of our operating expenses.


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

The Company believes that the rules governing the reporting of income from our investments make it difficult for readers to understand our economic performance. Specifically, our investments typically take two years or longer to complete and repay. During this time the interest or preferred return owed under the terms of our investment contracts is not reported as income for financial statement purposes. However, during the same period that we are charging, but not reporting this income, we are incurring expenses necessary to originate and service our investments and these expenses are reported during the period they are incurred.

The following table categorizes the revenues from the three types of investments in real estate we list on our balance sheet: Loans Receivable Secured by Real Estate; Joint Venture Investments in Real Estate Developments; and Direct Investments in Real Estate Developments.


                                                     Three months ended March 31,               Six months ended March 31,
                                               ----------------------------------------- -----------------------------------------
                                                              2007                 2006                 2007                 2006
                                               -------------------- -------------------- -------------------- -------------------
Interest and preferred returns earned on JV
Investments (non-GAAP)                                   1,815,349              589,201            3,185,987            1,243,208
Portion not recognized under GAAP                       (1,569,548)            (550,773)          (2,862,438)          (1,191,607)
JV Investments equity participation revenue                 60,805               45,028               92,971               65,555
                                               -------------------- -------------------- -------------------- --------------------
Net revenue from JV investments per GAAP                   306,606               83,456              416,520              117,156
Revenue from Loans Receivable                              427,782              242,563              876,069              475,746
Revenue from Direct Investments                          2,358,376            9,617,366           10,553,137            9,617,366
                                               -------------------- -------------------- -------------------- --------------------
Total GAAP revenues from real estate investments         3,092,764            9,943,385           11,845,726           10,210,268
                                               ==================== ==================== ==================== ====================

As described in the table above, we earned $1.8 million and $3.2 million in interest and preferred returns from our Joint Venture Investments in Real Estate Developments during the three months and six months ended March 31, 2007 compared with $0.6 million and $1.2 million during the three months and six months ended March 31, 2006. The increase in these non-GAAP revenues during the three month and six month comparable periods was due to two factors: (1) the higher average investment amounts, $43.5 million and $41.3 million during the three months and six months ended March 31, 2007 compared with $26.3 million and $21.7 million during the three months and six months ended March 31, 2006; and
(2) a higher average interest rate charged on the outstanding balances, 17% and 15% during the three months and six months ended March 31, 2007 compared with 9% and 11% during the three months and six months ended March 31, 2006. The higher return rates are due to default interest and a forbearance fee we are charging one of our investments and higher than normal note rates we are charging on two investments we made, one in February 2006 and the other in June 2006.

Due to the characteristics of our ADC Loans described in Note 2 of the Notes to the Condensed Consolidated Financial Statements (unaudited) included in Part I,
Item 1 above, we do not report the interest and preferred returns on our Joint Venture Investments in Real Estate Developments as revenue in our financial statements until it is collected. During the three months and six months ended March 31, 2007 $1.6 million and $2.9 million of the interest and preferred returns we earned according to our investment contracts was not reported as income in our financial statements because it had not been collected compared with $0.6 million and $1.2 million during the three months and six months ended March 31, 2006. However, to the extent we believe the interest and preferred returns are collectible, we include the accrued interest and preferred returns we are owed in our calculation of net realizable value per share (see discussion below in the Liquidity and Capital Resources section of this Item 2). As of March 31, 2007 we believed all the interest and preferred returns was collectible.

During the three months and six months ended March 31, 2007 we reported $60,805 and $92,971 in revenues from equity participations compared with $45,028 and $65,555 million during the three months and six months ended March 31, 2006. These revenues from equity participations represent additional income we are entitled to collect from project sales or profits and can vary based on our agreement with our borrowers. Nearly all of our investments were under construction through March 31, 2007 and we expect our equity participation revenue will increase substantially as our investments begin to complete construction and generate revenues from sales.

We reported revenues from Loans Receivable Secured by Real Estate totaling $427,454 and $875,742 during the three months and six months ended March 31, 2007 compared with $242,563 and $475,745 million during the three months and six months ended March 31, 2006. The increase in revenues during the three months and six months ended March 31, 2007 compared with the three months and six months ended March 31, 2006 was due to increases in the amount of investments in these loans, an average of $14.1 million and $14.7 million during the three months and six months ended March 31, 2007 compared to $8.4 million and $7.9 million during the three months and six months ended March 31, 2006. The average interest rate on these investments stayed constant at 12% during these periods.

We reported revenues totaling $2.4 million and $10.6 million from our Direct Investments in Real Estate Developments during the three months and six months ended March 31, 2007 compared with revenues of $9.6 million during the three months and six months ended March 31, 2007. The revenues decreased during the three months ended March 31, 2007 compared with the three months ended March 31, 2006 as a result of fewer sales in our 72 unit San Jose project which had sold 67 of the 72 units by December 31, 2006. Revenues increased during the six months ended March 31, 2007 compared with the six months ended March 31, 2006 due to the sale of more units in our San Jose project as we completed construction and closed escrow on many of our units during October and November 2006.

The following table, using Non-GAAP measures, presents the results of operations that would be reported if we reported the income we earned from our Joint Venture Investments in Real Estate Development as it accrues. Proforma net income (loss) per share is calculated using the weighted average number of shares outstanding for common shares.


                                                      Three months ended March 31,               Six months ended March 31,
                                                ----------------------------------------- -----------------------------------------
                                                               2007                 2006                 2007                 2006
Net (loss) income per GAAP, as reported                   $(142,352)         $ 1,533,789           $  282,657          $ 1,632,202
Revenues from JV Investments not reported                 1,569,548              550,773            2,862,438            1,191,607
Proforma net income - Non GAAP                           $1,427,196           $2,084,562           $3,145,095          $ 2,823,809
                                                ==================== ==================== ==================== ====================

Proforma net income per share - Non GAAP                   $   0.10             $   0.14             $   0.22             $   0.19
                                                ==================== ==================== ==================== ====================

Expenses

We group our operating expenses in three categories: recurring expenses; nonrecurring expenses and impairments. Recurring expenses are associated with the ongoing operations of our new investment strategy. Nonrecurring expenses are legal costs and carrying costs of real estate owned associated with our previous management. During the three months and six months ended March 31, 2007 our recurring operating expenses were approximately $0.3 million and $0.6 million compared with $0.3 million and $0.7 million during the three months and six months ended March 31, 2007. The recurring operating expenses were essentially unchanged across both comparable periods.

During the three months and six months ended March 31, 2007 our nonrecurring operating expenses were $67,166 and $88,490 compared with $117,503 and $382,862 during the three months and six months ended March 31, 2007. The decrease in nonrecurring operating expenses during the comparable three month periods and the comparable six month periods was due to reductions in REO carrying costs resulting from the reduction in the number of our real estate owned properties and lower litigation costs as we have settled lawsuits.

During the three months and six months ended March 31, 2007 we recorded impairment charges totaling $0 compared with $0 and $0.4 million during the three months and six months ended March 31, 2006. The impairments reported during the six months ended March 31, 2006 related to two REO properties and were based upon revised market information available at the time.

Since December 31, 1999, all interest costs have been capitalized as a cost of our investments. Interest cost associated with our borrowings was $3,181 during the three months and six months ended March 31, 2007 compared with $307,173 and $532,701 during the three months and six months ended March 31, 2006. The decrease was due to the repayment of all our existing debt with proceeds received from the sale of REO properties. During February 2007 we obtained a $1.0 million line of credit, borrowing a total of $1.2 million and repaying $1.2 million during the three months ended March 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity means the need for, access to and uses of cash. Our principal source of liquidity is the repayment of our real estate investments. Our principal demands for liquidity are funds that are required to satisfy obligations under existing loan commitments and operating expenses.

Sources of Cash


As of March 31, 2007 our primary source of liquidity was the collection of our investments in real estate, a $1 million unsecured line of credit and the cash we had in the bank. We do not currently have any plan to sell our equity or issue debt securities. However, we do have the ability to borrow money from various financial institutions using our real estate investments as collateral if we determine that we need additional liquidity.

We typically receive repayment on our investments when the development has been completed and sold or refinanced to third parties. Accordingly, our repayments are a function of our developers' ability to complete and sell the development properties in which we have invested. During the six months ended March 31, 2007 we received repayments, including income, totaling $18.2 million compared with $10.1 million during the six months ended March 31, 2006. The following table summarizes our liquidity expectations based on current information regarding project completion and sales absorption assumptions for the 20 investments we held at March 31, 2007. The expected proceeds in the table are higher than our net realizable value estimates because they include our estimated costs to complete.

                                                          Expected Proceeds
                                            --------------------------------
Scheduled investment completion:
   Year ended 9/30/07                                          $ 28,027,571
   Year ended 9/30/08                                            43,899,825
   Year ended 9/30/09                                             2,329,737
   Year ended 9/30/10                                               850,000
                                            --------------------------------

   Total                                                       $ 75,107,133
                                            ================================


It is possible that our repayments may not be sufficient to timely meet our commitments and we may be forced to sell assets or seek financing at terms that may not be favorable to us. This would have a negative impact on the estimated net realizable value of our assets.

Uses of Cash


The following table sets forth the projected timing and amount of our obligations through 2008, without taking into account new investments that may be made during future periods:


Obligation                                   Six months                 Year
                                                  ended                ended
                             Total   September 30, 2007   September 30, 2008
                     -------------- -------------------- --------------------
Investment fundings   $ 10,282,456          $ 9,091,794          $ 1,190,662
Operating leases            77,670               55,770               21,900
                     -------------- -------------------- --------------------

Total                 $ 10,360,126          $ 9,147,564          $ 1,212,562
                     ============== ==================== ====================

Investment fundings are the largest use of our cash. During the six months ended March 31, 2007 we invested $18.2 million in new and continuing development projects compared with $26.2 million during the six months ended March 31, 2006.

At March 31, 2007 we estimated the costs to complete our direct investments in real estate developments plus the remaining funding obligation on our joint venture investments in real estate developments was $10.3 million. The exact timing of the investment fundings is dependent on several factors including weather, governmental regulation and developer related issues, so the timing of investment fundings in the above table is an estimate based on information available to us at this time. Additionally, we expect the amount of actual investment fundings to be higher than our obligation existing at March 31, 2007 as we continue to make and fund new investments in future periods.

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

The information presented below reconciles the differences between the carrying value of our investments based on US GAAP and the estimated realizable value of our investments.

                                                                                     March 31, 2007        September 30, 2006
                                                                           ------------------------- -------------------------
Loans receivable secured by real estate                                               $  15,131,500           $    13,846,500
Joint Venture investments in real estate developments                                    38,321,046                33,270,955
Direct investments in real estate developments                                            4,959,063                11,691,620
                                                                           ------------------------- -------------------------
Total investments in real estate per US GAAP                                             58,411,609                58,809,075
Collectible interest and preferred return not reportable per US GAAP                      6,413,069                 4,395,256
                                                                           ------------------------- -------------------------

Estimated realizable value of investments in real estate                              $  64,824,678           $    63,204,331
                                                                           ========================= =========================


Net Realizable Value of Assets per Share

The following calculation determines the estimated net realizable value per share of stock at March 31, 2007 and September 30, 2006:

                                                                                     March 31, 2007        September 30, 2006
                                                                           ------------------------- -------------------------
Cash                                                                                   $  1,022,173             $  3,006,024
Other assets                                                                              1,423,826                1,135,881
Estimated realizable value of investments in real estate                                 64,824,678               63,204,331
                                                                           ------------------------- ------------------------
Total realizable assets                                                                  67,270,677               67,346,236
Accounts and notes payable                                                                 (783,881)              (1,650,694)
                                                                           ------------------------- ------------------------
Estimated net realizable assets                                                        $ 66,486,796            $  65,695,542
Shares outstanding                                                                       14,266,108               14,991,325
                                                                           ------------------------- ------------------------
   Estimated net realizable assets per share                                           $       4.66            $        4.38
                                                                           ========================= ========================

Our estimated realizable value of investments in real estate increased at March 31, 2007 compared with September 30, 2006 by approximately $1.6 million as we increased the net amount of our investments and accrued income. Additionally, our liabilities decreased by approximately $1.1 million which represented construction payments due on our Villa Cortona project.

Additionally, in November 2006 we used $1.6 million to repurchase 725,217 shares of our stock. See Financial Statements Note 8 for a discussion. The stock was purchased at a price lower than our estimated net realizable value which further increased the net realizable value of our shares by approximately $0.10 per share.

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

Under the supervision of Michael Rider, the Company's Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities Exchange Act of 1934) as of March 31, 2007. Based on that evaluation, Mr. Rider has concluded that those controls and procedures were effective in making known to Company senior management, on a timely basis, the material information needed for the preparation of this Report on Form 10-QSB. There were no significant changes in the Company's internal controls or in other factors that could significantly affect those internal controls since the date of their evaluation.

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

Our auditors identified the following significant deficiency in connection with their audit of the 2006 and 2005 Financial Statements: there were not sufficient personnel in the accounting and finance department. Our auditors determined that this significant deficiency, in the aggregate, does not constitute material weaknesses in the system of internal controls.

In order to address this significant deficiency, in March 2007 the Company engaged a consultant experienced in financial accounting to review all journal entries on a monthly basis and to help compile and prepare the Company's quarterly and annual financial information reported on forms 10-QSB and 10-KSB.


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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a) Not Applicable.

(b) Not Applicable.

(c) Repurchases of Equity Securities.

     Between October 1, 2006 and December 31, 2006, we repurchased 725,217 shares of our common stock. See the final paragraph of Note 8 of the Notes to the Condensed Consolidated Financial Statements (unaudited) included in
     Part I, Item 1 above, for a discussion of this repurchase of shares.



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

     4.1 Shareholder Rights Agreement dated July 19, 2004 is incorporated by reference to Exhibit 4.4 in the Form 8-K previously filed July 20, 2004

     10.1 Compensation Agreement dated May 12, 2007 between BellaVista Capital, Inc. and Michael Rider

     10.2 Compensation Agreement dated May 12, 2007 between BellaVista Capital, Inc. and Eric Hanke

     11.1                  Statement regarding computation of per share earnings

     14.1                  Code of Ethics is incorporated by reference to
                           Exhibit 14.1 to the Company's 2003 Form 10-K, previously filed on April 14, 2004

     31.1                  Certification of Chief Executive Officer and Chief
                           Financial Officer

     32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the small business issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   May 21, 2007                   /s/ MICHAEL RIDER
                                        -----------------
                                        Michael Rider, President and
                                        Chief Financial Officer