Form 10KSB/A
period 2006-09-30
BELLAVISTA CAPITAL INC
filed 2007-07-20
CIK 1086670

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                Amendment No. 1
                                       To
                                   FORM 10-KSB

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

This Form 10-KSB has been restated in order to correct the reporting of revenues for our Direct Investments in Real Estate Developments in our 10-KSB filed on December 22, 2006. In our financial statements included in our previously filed 10-KSB we reported revenues from our direct investments in real estate developments net of selling costs and costs of sales. We should have reflected the gross amount of revenues and the associated selling costs and costs of sales on the consolidated statements of operations. There is no affect to net income or earnings per share resulting from this restatement.



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

RESULTS OF OPERATIONS

Revenue

For financial statement purposes we report income from our joint venture investments in real estate developments and direct investments in real estate developments only after we have collected it from the sale or repayment of the associated investment. We also have investments structured as loans receivable secured by real estate which are accounted for as loans for financial statement reporting purposes. We recognize interest income on these loans receivable secured by real estate as the interest accrues in accordance with our loan agreements. During the year ended September 30, 2006 we reported gross profit from our investments in real estate of $4.9 million on revenues of $45.0 million compared with gross profit of $6.7 million during the year ended September 30, 2005. The decrease in 2006 compared with 2005 was primarily due to the repayment, during 2005, of a single large investment which comprised nearly 25% of our invested assets.

New Investments

As of October 1, 2005 we had nine investments generated under our new investment strategy in which we had invested $19.0 million. During the year ended September 30, 2006 we invested an additional $32.5 million into these investments and received repayments totaling $4.5 million, exclusive of $1.4 million income reported, thereby increasing our total investment to approximately $47.0 million at September 30, 2006. Each of these new investments provides us with the right to receive interest or a preferred return of profits which is calculated at a rate based on the amount we have invested. The interest and preferred return associated with these investments during the year ended September 30, 2006 was approximately $4.4 million. This represents an annual return of 13% on our average invested capital for these new investments during the year ended September 30, 2006. See the discussion about the net realizable value of our investments in the Liquidity and Capital Resources section of this Item 6.

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

                                                           Year Ended           Year Ended
                                                   September 30, 2006   September 30, 2005
                                                   ----------------------------------------
Net income (loss) per GAAP, as reported                  $  3,066,438         $  2,749,727

Gross profit from real estate development per GAAP         (4,887,836)          (6,690,872)

Proforma revenues from real estate development              4,565,716            1,926,128
                                                   ----------------------------------------

Proforma net income (loss) - Non GAAP                    $  2,744,318         $ (2,015,017)
                                                   ========================================

Proforma net income (loss) per share - Non GAAP          $      0. 18         $      (0.12)
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


On July 20, 2007 we filed an amended Form 10-KSB in order to restate our revenues from Direct Investments in Real Estate Developments on our consolidated statement of operations. In our previously filed statements we reported revenues from our direct investments in real estate developments net of selling costs and costs of sales. We should have reflected the gross amount of revenues and the associated selling costs and costs of sales on the consolidated statements of operations. There is no affect to net income or earnings per share resulting from this restatement. As of the date of such restatement, we have considered the need to restate revenues in evaluating our internal controls over financial reporting. We believe that the engagement of an outside financial consultant, as discussed above, to assist with the preparation of financial statements will provide adequate assurance that in the future our preparation of financial statements is in accordance with generally accepted accounting principles.


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

Mr. Hanke's agreement provides for base salary of $150,000 per annum. It provides for an annual bonus of up to $50,000 which is scaled and contingent based on performance criteria, including (i) scaled increases in a measure of the registrant's net realizable value of its assets during the calendar year 2006, (ii) achieving goals in control of operating expenditures, and (iii) assessment of management of the registrant's loan portfolio during the year. The agreement also provides for deferred compensation, in the form of up to 70,588 shares of the registrant's common stock to be granted based on increases in a measure of the registrant's net realizable value of its assets over the three calendar year period ending December 31, 2008. All or a portion of the shares will vest on that date in an amount scaled and determined according to benchmark values, with all of the shares vesting if the registrant's net realizable value of its assets, as calculated for purposes of its periodic reports, has increased to $6.12 per share at that date. If such value is in excess of $6.12 per share at that date, then additional shares may be granted in the discretion of the Board. The agreement also provides for determination of these bonus compensation items upon termination of Mr. Hanke's employment by the registrant with cause, termination without cause or voluntary termination by Mr. Hanke.

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


Signature                  Capacity                           Date

                           Chief Executive Officer, Chief
/s/ Michael Rider          Financial Officer and Director     July 20, 2007
--------------------------
Michael Rider

/s/ William Offenberg      Chairman                           July 20, 2007
--------------------------
William Offenberg

/s/ Robert Puette          Director                           July 20, 2007
--------------------------
Robert Puette

/s/ Jeffrey Black          Director                           July 20, 2007
--------------------------
Jeffrey Black

/s/ Patricia Wolf          Director                           July 20, 2007
--------------------------
Patricia Wolf

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                         Page No
                                                                         -------

Report of independent registered public
accounting firm - PMB Helin Donovan, LLP                                   FS-1

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

As discussed in Note 2 to the financial statements, the Company has restated its financial statements for the years ended September 30, 2006 and 2005 to properly reflect the accounting for its revenues and costs of sales from direct investments in real estate developments.

                                                         PMB Helin Donovan, LLP


San Francisco, California
July 10, 2007

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

                                               BELLAVISTA CAPITAL, INC.

                                        CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                                                 Year Ended      Nine Months Ended
                                                                                         September 30, 2006     September 30, 2005
                                                                                      ---------------------- ----------------------
REVENUES:

Revenues from loans receivable...................................................                 1,149,498                 18,072
Revenues from joint venture investments in real estate developments..............                   387,458              3,605,096
Revenues from direct investments in real estate developments.....................                43,515,738             22,360,000
Interest income..................................................................                   103,434                164,651
Other   .........................................................................                   120,081                 25,815
                                                                                      ---------------------- ----------------------
   Total revenues................................................................                45,276,209             26,173,634
   Cost of direct investments in real estate developments........................               (40,164,858)           (20,262,377)
                                                                                      ---------------------- ----------------------
   Gross profit..................................................................                 5,111,351              5,911,257


EXPENSES:
Salaries expense.....................................................................               724,614                546,837
Facilities expense...................................................................                87,514                 69,143
Legal and accounting expense.........................................................               184,755                386,303
Board of directors fees and insurance................................................               250,324                208,946
Administrative expense...............................................................                98,873                 95,993
REO and non-recurring expenses.......................................................               826,679                789,238
Depreciation.........................................................................                31,149                 21,600
Provision for impairment of real estate investments..................................               928,855              1,589,863
                                                                                      ---------------------- ----------------------
   Total expenses....................................................................             3,132,763              3,707,923
                                                                                      ---------------------- ----------------------
   Net income (loss) from operations.................................................             1,978,588              2,203,334

OTHER INCOME (EXPENSE)
Income from legal settlements, net of collection costs...............................             1,090,250              1,236,750
                                                                                      ---------------------- ----------------------
   Total other income................................................................             1,090,250              1,236,750
                                                                                      ---------------------- ----------------------
   Net income before tax.............................................................             3,068,838              3,440,084
                                                                                      ---------------------- ----------------------
   Income tax expense................................................................                (2,400)                (2,400)
                                                                                      ---------------------- ----------------------
   Net income (loss) allocable to common stock.......................................          $  3,066,438           $  3,437,684
                                                                                      ====================== ======================

Basic and diluted net income (loss) per common share.................................          $       0.20           $       0.22
                                                                                      ====================== ======================

Basic and diluted weighted-average common shares outstanding.........................            14,991,325             15,719,422
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


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:


Restatement of Prior Reported Financial Statements

The consolidated statement of operations for the year ended September 30, 2006 and the nine months ended September 30, 2005 have been restated to correct the accounting of revenues and costs of sales from direct investments in real estate developments. In our previously filed statements we reported revenues from our direct investments in real estate developments net of selling costs and costs of sales. We should have reflected the gross amount of revenues and the associated selling costs and costs of sales on the consolidated statements of operations. There is no affect to net income or earnings per share resulting from this restatement.

                            BELLAVISTA CAPITAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

                           SEPTEMBER 30, 2006 AND 2005

The following schedule sets forth the restated amounts (in thousands):

                                                   Year ended September 30, 2006            Nine months ended September 30, 2005
                                              -----------------------------------------  -----------------------------------------
                                              As previously    Adjustment           As   As previously    Adjustment           As
                                                   reported                   restated        reported                   restated
                                              -------------- ------------- ------------  -------------- ------------- ------------
REVENUES:
Revenues from loans receivable                        1,149             -        1,149              18             -           18
Revenues from joint venture investments                 387             -          387           3,605             -        3,605
Revenues from direct investments in real
    estate                                            3,352        40,165       43,517           2,097        20,262       22,359
Interest income                                         103             -          103             165             -          165
Other                                                   120             -          120              26             -           26
                                              -------------- ------------- ------------  -------------- ------------- ------------
   Total revenues                                     5,111        40,165       45,276           5,911        20,262       26,173
   Cost of direct investments in real estate              -       (40,165)     (40,165)              -       (20,262)     (20,262)
                                              -------------- ------------- ------------  -------------- ------------- ------------
   Gross Profit                                       5,111             -        5,111           5,911             -        5,911
                                              ============== ============= ============  ============== ============= ============


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

                            BELLAVISTA CAPITAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

                           SEPTEMBER 30, 2006 AND 2005

Direct Investments in Real Estate Developments

Direct Investments in Real Estate Developments represent development projects that the Company has obtained through foreclosure of its mortgage loans, and relate to real properties for which the Company has, by default, become the sole owner. We consolidate the assets and liabilities of these Direct Investments in Real Estate Developments in our financial statements and report gross revenues from their sale less associated selling costs and cost of sales in accordance with FAS 66 and FAS 67. The Company's basis in the projects is the carrying amount of the project at the time of loan foreclosure. Management conducts a review for impairment of these assets on an investment-by-investment basis whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, but not less frequently than quarterly. Impairment is recognized when estimated expected future cash flows (undiscounted and without interest charges), typically from the sale of a completed property, are less than the carrying amount of the investment, which does not include accrued interest and points. The estimation of expected future net cash flows is inherently uncertain and relies to a considerable extent on assumptions regarding current and future economic and market conditions. If, in future periods, there are changes in the estimates or assumptions incorporated into the impairment review analysis, the changes could result in an adjustment to the carrying amount of the investments. To the extent an impairment has occurred, the excess of the carrying amount of the investment over its estimated fair value, less estimated selling costs, is charged to operations.

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


In May 2005, FASB issued SFAS No. 154, "Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3". This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting

                            BELLAVISTA CAPITAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

                           SEPTEMBER 30, 2006 AND 2005

principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.


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

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48, an interpretation of FASB Statement 109, prescribes a comprehensive model for recognizing, measuring, presenting, and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 is effective for the Company beginning January 1, 2007. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. As this guidance was recently issued, the Company has not yet determined the impact, if any, of adopting the provisions of FIN 48 on its financial position, results of operations and liquidity.

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

In  September  2006,  the SEC staff issued  Staff  Accounting  Bulletin No. 108,
"Considering   the  Effects  of  Prior  Year   Misstatements   when  Quantifying
Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. In SAB 108, the SEC staff

                            BELLAVISTA CAPITAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

                           SEPTEMBER 30, 2006 AND 2005

established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company's financial statements and the related financial statement disclosures. This model is commonly referred to as a "dual approach" because it requires quantification of errors under both the iron curtain and the roll-over methods. The Company currently uses, and has historically applied, the dual method for quantifying identified financial statement misstatements. The Company will initially apply the provisions of SAB 108 in connection with the preparation of the annual financial statements for the year ending September 30, 2006.


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

                                                                       Year
                                                                      Ended
                                                         September 30, 2005
                                                         -------------------
REVENUES:

Revenues from loans receivable...........................       $    18,072
Revenues from joint venture investments..................         3,959,254
Revenues from direct investments.........................        31,460,000
Interest income..........................................           222,484
Other....................................................            69,256
                                                         -------------------
   Total revenues........................................        35,729,066
   Cost of direct investments in real estate
      developments.......................................       (28,746,454)
                                                         -------------------
   Gross profit..........................................         6,982,612


EXPENSES:
Salaries expense.........................................           845,989
Facilities expense.......................................           138,578
Legal and accounting expense.............................           444,073
Board of directors fees and insurance....................           306,502
Administrative expense...................................           132,125
REO and non-recurring expenses...........................         3,290,325
Depreciation.............................................            30,147
Transition expenses......................................             6,766
Provision for impairment of real estate investments......           875,901
                                                         -------------------
   Total expenses........................................         6,070,406
                                                         -------------------
   Net income (loss) from operations.....................           912,206

OTHER INCOME (EXPENSE)
Income from legal settlements, net of collection costs...         1,863,750
Loss on sale of fixed assets.............................           (23,829)
                                                         -------------------
   Total other income....................................         1,839,921
                                                         -------------------
   Net income before tax.................................         2,752,127
   Income tax expense....................................            (2,400)
                                                         -------------------
   Net income (loss) allocable to common stock...........      $  2,749,727
                                                         ===================


   Basic and diluted net income (loss) per common share..      $       0.17
                                                         ===================


   Basic and diluted weighted average common shares
         outstanding.....................................        16,650,506
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

                                     SEPTEMBER 30, 2006 AND 2005


15.  QUARTERLY STATEMENTS OF OPERATIONS (UNAUDITED):

The following tables contain selected unaudited quarterly financial data for the year ended September 30, 2006 and the nine months ended September 30, 2005(1):

                                                    Three Months       Three Months       Three Months        Three Months
                                                           Ended              Ended              Ended               Ended
                                               December 31, 2005     March 31, 2006      June 30, 2006  September 30, 2006
                                              ------------------- ------------------ ------------------ -------------------
 REVENUES:

 Revenues from loans receivable...............           233,183            242,563            284,565             389,187
 Revenues from joint venture investments......            33,700            173,456             24,081             156,221
 Revenues from direct investments.............                --          9,527,366         23,435,223          10,553,149
 Interest income..............................            63,073              7,925             32,091                 345
 Other........................................             3,259             24,157             51,796              40,869
                                              ------------------- ------------------ ------------------ -------------------
    Total revenues............................           333,215          9,975,467         23,827,756          11,139,771
    Cost of direct investments in real estate
        developments..........................                --         (8,087,341)       (21,799,901)        (10,277,616)
                                              ------------------- ------------------ ------------------ -------------------
    Gross profit..............................           333,215          1,888,126          2,027,855             862,155


 EXPENSES:
 Salaries.....................................           266,613            173,284            151,038             133,679
 Facilities expenses..........................            22,335             22,735             21,444              21,000
 Legal and accounting expense.................            21,807             19,126             48,802              95,020
 Board of directors fees and insurance........            66,151             60,044             61,742              62,387
 General administrative and other.............            32,990             20,989             21,747              23,147
 REO and non-recurring expense................           265,359            117,503            101,682             342,135
 Depreciation expense.........................             7,656              7,656              7,656               8,181
 Provision for impairment of investments in
    real estate ..............................           403,991                 --             81,211             443,653
                                              ------------------- ------------------ ------------------ -------------------
    Total expenses............................         1,086,902            421,337            495,322           1,129,202
                                              ------------------- ------------------ ------------------ -------------------
    Net (loss) income from operations                   (753,687)         1,466,789          1,532,533            (267,047)

 OTHER INCOME (EXPENSE):
 Income from legal settlements, net of
    collection costs..........................           854,500             67,000            168,750                  --
                                              ------------------- ------------------ ------------------ -------------------
    Total other income........................           854,500             67,000            168,750                  --
                                              ------------------- ------------------ ------------------ -------------------
    Net income (loss) before income tax                  100,813          1,533,789          1,701,283            (267,047)
                                                          (2,400)                --                 --                  --
                                              ------------------- ------------------ ------------------ ------------------
                                                      $   98,413       $  1,533,789       $  1,701,283            (267,047)
    Net income (loss).........................
                                              =================== ================== ================== ===================

 Basic and diluted net loss per common share..         $    0.01         $     0.10         $     0.11          $    (0.02)
                                              =================== ================== ================== ===================

 Basic and diluted weighted-average common
    shares outstanding........................        14,991,325         14,991,325         14,991,325          14,991,325
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

                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                             (continued)

                                     SEPTEMBER 30, 2006 AND 2005


15.  QUARTERLY STATEMENTS OF OPERATIONS (UNAUDITED):
     (Continued):

                                                                       Three Months       Three Months        Three Months
                                                                              Ended              Ended               Ended
                                                                     March 31, 2005      June 30, 2005  September 30, 2005
                                                                  ------------------ ------------------ -------------------
 REVENUES:

 Revenues from loans receivable...................................               --                 --              18,072
 Revenues from joint venture investments..........................          134,225            797,744           2,673,127
 Revenues from direct investments.................................        3,400,000                 --          18,960,000
 Interest income..................................................           48,521              6,392             109,738
 Other............................................................              203             17,469               8,143
                                                                  ------------------ ------------------ -------------------
    Total revenues................................................        3,582,949            821,605          21,769,080
    Cost of direct investments in real estate developments........       (3,079,665)                --         (17,182,712)
                                                                  ------------------ ------------------ -------------------
    Gross profit..................................................          503,284            821,605           4,586,368


 EXPENSES:
 Salaries.........................................................          184,647            179,756             182,433
 Facilities expenses..............................................           24,047             21,728              23,368
 Legal and accounting expense.....................................          124,992             37,019             224,292
 Board of directors fees and insurance............................           66,223             52,452              90,271
 General administrative and other.................................           32,057             29,920              36,416
 REO and non-recurring expense....................................          247,150            283,903             258,185
 Depreciation expense.............................................            7,200              7,200               7,200
 Provision for impairment of investments in real estate ..........          911,557            286,829             391,477
                                                                  ------------------ ------------------ -------------------
    Total expenses................................................        1,597,873            898,807           1,213,642
                                                                  ------------------ ------------------ -------------------
    Net (loss) income from operations                                    (1,094,589)           (77,202)          3,372,726

 OTHER INCOME (EXPENSE):
 Income from legal settlements, net of collection costs...........          510,000            345,000             381,750
                                                                  ------------------ ------------------ -------------------
    Total other income............................................          510,000            345,000             381,750
                                                                  ------------------ ------------------ -------------------
                                                                        $  (584,589)       $   267,798        $  3,754,476
    Net (loss) income.............................................
                                                                  ================== ================== ===================

 Basic and diluted net (loss) income per common share                    $    (0.03)        $     0.02          $     0.25
                                                                  ================== ================== ===================

 Basic and diluted weighted-average common shares outstanding            17,199,887         14,991,325          14,991,325
                                                                  ================== ================== ===================

(1)  The  above  2005  Financial  data  differs  in   classification   from  the
     presentation reflected in the filed Quarterly financial data for the fiscal year presented.