Form 10QSB/A
period 2006-12-31
BELLAVISTA CAPITAL INC
filed 2007-07-20
CIK 1086670

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                Amendment No. 1
                                       To
                                   FORM 10-QSB

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

          Transitional Small Business Disclosure Format: Yes [ ] No [X]

Table of Contents

        Part I.  Financial Information

Item 1.    Financial Statements (unaudited)                                   2

           Condensed Consolidated Balance Sheets as of December 31, 2006
              (unaudited) and September 30, 2006 (audited)                    3

           Condensed Consolidated Statements of Operations for the Three
              Months Ended  December 31, 2006 and 2005 (unaudited)            4

           Condensed Consolidated Statement of Shareholders' Equity for
              the Three Months Ended December 31, 2006 (unaudited)            5

           Condensed Consolidated Statements of Cash Flows for the
              Three Months Ended December 31, 2006 and 2005 (unaudited)       6

           Notes to the Condensed Consolidated Financial Statements
              (unaudited)                                                     7

Item 2.    Management's Discussion and Analysis or Plan of Operation         19

Item 3.    Controls and Procedures                                           25

        Part II.   Other Information

Item 1.    Legal Proceedings                                                 26

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds       27

Item 3.    Defaults Upon Senior Securities                                   27

Item 4.    Submission of Matters to a Vote of Security Holders               27

Item 5.    Other Information                                                 27

Item 6.    Exhibits                                                          27

           Signatures                                                        28













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

     (2) Condensed Consolidated Statements of Operations for the Three Months ended December 31, 2006 and 2005 (unaudited)

     (3) Condensed Consolidated Statement of Shareholders' Equity for the Three Months ended December 31, 2006 (unaudited)

     (4) Condensed Consolidated Statements of Cash Flows for the Three Months ended December 31, 2006 and 2005 (unaudited)

     (5) Notes to Condensed Consolidated Financial Statements (unaudited)

         The financial statements referred to above should be read in conjunction with the Company's audited financial statements for the period ended September 30, 2006 as filed with the Securities and Exchange Commission in our Annual Report on Form 10-KSB filed December 22, 2006 and amended July 20, 2007.

























        The accompanying notes are an integral part of these statements

                            BELLAVISTA CAPITAL, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)





                                                                            December 31, 2006  September 30, 2006
                                                                                  (unaudited)            (audited)
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
                                                                            ================== ===================








                 The accompanying notes are an integral part of these statements

                            BELLAVISTA CAPITAL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     For the Three Months Ended December 31,
                                   (unaudited)



                                                                                         2006             2005
                                                                            ------------------ -----------------
REVENUES:

   Revenues from loans receivable                                                 $   448,288        $  233,183
   Revenues from joint venture investments in real estate developments                109,914            33,700
   Revenues from direct investments in real estate developments                     8,194,760                --
   Interest income                                                                     21,380            63,073
   Other                                                                               10,642             3,259
                                                                            ------------------ -----------------
     Total revenues                                                                 8,784,984           333,215
     Cost of direct investments in real estate developments                        (8,015,225)               --
                                                                            ------------------ -----------------
     Gross profit                                                                     769,759           333,215


EXPENSES:
   Salaries expense                                                                   174,316          266,613
   Facilities expense                                                                  24,172           22,335
   Legal and accounting                                                                30,760           21,807
   Board of directors and insurance                                                    60,492           66,151
   Administrative expense                                                              23,315           32,990
   REO and non-recurring expenses                                                      21,324          265,359
   Depreciation                                                                         7,971            7,656
   Provision for impairment of investments in real estate                                  --          403,991
                                                                            ------------------ -----------------
     Total expenses                                                                   342,350        1,086,902
                                                                            ------------------ -----------------
     Operating income (loss)                                                          427,409         (753,687)

OTHER INCOME:
   Income from legal settlements, net                                                      --          854,500
                                                                            ------------------ -----------------
       Total other income                                                                  --          854,500
                                                                            ------------------ -----------------
     Net income (loss) before income taxes                                            427,409          100,813
     Provision for income taxes                                                        (2,400)          (2,400)
                                                                            ------------------ -----------------
     Net income (loss)                                                             $  425,009        $  98,413
                                                                            ================== =================

Basic and diluted net income (loss) per share                                       $    0.03        $    0.01
                                                                            ================== =================

Basic and diluted weighted average shares outstanding                              14,589,303       14,991,325
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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:


Restatement of Prior Reported Financial Statements

The consolidated statement of operations for the three months ended December 31, 2006 and 2005 have been restated to correct the accounting of revenues and costs of sales from direct investments in real estate developments. In our previously filed statements we netted the revenues and costs of sales from our direct investments in real estate developments. We should have reflected the gross amount of revenues and the associated costs of sales on the consolidated statement of operations. There is no effect on gross profit or net income as a result of this restatement.

The following schedule sets forth the restated amounts (in thousands):

                                           Three months ended December 31, 2006                Three months ended December 31, 2005
                                     ----------------------------------------------  ----------------------------------------------
                                       As previously                            As     As previously                            As
                                            reported     Adjustment       restated          reported     Adjustment       restated
                                     ---------------- -------------- --------------  ---------------- -------------- --------------
REVENUES:
Revenues from loans receivable                   448              -            448               233              -            233
Revenues from joint venture
   investments in real estate
   developments                                  110              -            110                34              -             34
Revenues from direct investments
   in real estate developments                   180          8,015          8,195                 -              -              -
Interest income                                   21              -             21                63              -             63
Other                                             11              -             11                 3              -              3
                                     ---------------- -------------- --------------  ---------------- -------------- --------------
   Total revenues                                738          8,015          8,753               333              -            333
   Cost of direct investments
       in real estate develpments                  -         (8,015)        (8,015)                -              -              -
                                     ---------------- -------------- --------------  ---------------- -------------- --------------
   Gross Profit                                  738              -            738               333              -            333
                                     ================ ============== ==============  ================ ============== ==============


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

                            BELLAVISTA CAPITAL, INC.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

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

                            BELLAVISTA CAPITAL, INC.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

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

Direct Investments in Real Estate Developments



Direct Investments in Real Estate Developments represent development projects that the Company has obtained through foreclosure of its mortgage loans, and relate to real properties for which the Company has, by default, become the sole owner. We consolidate the assets and liabilities of these Direct Investments in Real Estate Developments in our financial and report gross revenues from their sale less associated selling costs and cost of sales in accordance with FAS 66 and FAS 67. The Company's basis in the projects is the carrying amount of the project at the time of loan foreclosure. Management conducts a review for impairment of these assets on an investment-by-investment basis whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, but not less frequently than quarterly. Impairment is recognized when estimated expected future cash flows (undiscounted and without interest charges), typically from the sale of a completed property, are less than the carrying amount of the investment, which does not include accrued interest and points. The estimation of expected future net cash flows is inherently uncertain and relies to a considerable extent on assumptions regarding current and future economic and market conditions. If, in future

                            BELLAVISTA CAPITAL, INC.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

periods, there are changes in the estimates or assumptions incorporated into the impairment review analysis, the changes could result in an adjustment to the carrying amount of the investments. To the extent an impairment has occurred, the excess of the carrying amount of the investment over its estimated fair value, less estimated selling costs, is charged to operations.



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

                            BELLAVISTA CAPITAL, INC.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

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

                            BELLAVISTA CAPITAL, INC.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

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
                                        =================== ====================

                            BELLAVISTA CAPITAL, INC.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

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

                            BELLAVISTA CAPITAL, INC.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Operating Loss Carry forward

Operating loss carry forwards consisted of the following:


                                                   Federal          California
                                            Operating Loss      Operating Loss
                                             Carry forward       Carry forward
                                       -------------------- -------------------
3 months ended December 31, 2006              $     (4,927)       $     (2,527)

September 30, 2006                               4,413,981           4,411,584
September 30, 2005                              12,485,650          12,485,650
December 31, 2004                               34,098,334          34,098,334
December 31, 2003                               38,176,549          22,905,929
December 31, 2002                                8,915,070           5,349,042
                                       -------------------- -------------------

   Total                                    $   98,084,657       $  79,248,010
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

                            BELLAVISTA CAPITAL, INC.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

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

RESULTS OF OPERATIONS

Revenue

For financial statement purposes we report income from our joint venture investments in real estate developments and direct investments in real estate developments only after we have collected it from the sale or repayment of the associated investment. We also have investments structured as loans receivable secured by real estate which are accounted for as loans for financial statement reporting purposes. We recognize interest income on these loans receivable secured by real estate as the interest accrues in accordance with our loan agreements. During the three months ended December 31, 2006 we reported gross profit totaling $0.7 million on revenues of $8.8 million from all of our investments in real estate compared with $0.3 million gross profit on revenues of $0.3 million during the three months ended December 31, 2005. The increase was primarily due to the higher amount of interest earned on our Loans Secured by Real Estate and income reported from the collection of some of our Joint Venture Investments and Direct Investments in Real Estate Development.

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

Gross profit from real estate investments
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

Since December 31, 1999, all interest costs have been capitalized as a cost of our investments. Interest cost associated with our borrowings was $0 during the three months ended December 31, 2006 compared with $225,528 during the three months ended December 31, 2005. The decrease for the three months ended
December 31, 2006 compared with the three months ended December 31, 2005 was due to the repayment of all our existing debt from proceeds received from the sale of some of our REO properties.

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


Dated:   July 20, 2007                     /s/ MICHAEL RIDER
                                           --------------------------------
                                           Michael Rider, President and
                                           Chief Financial Officer