Form 10QSB
period 2007-06-30
BELLAVISTA CAPITAL INC
filed 2007-08-21
CIK 1086670

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2007

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

                                 Yes [ ] No [X]


             The number of shares of common stock outstanding as of
                        August 20, 2007 was 13,959,452.

Table of Contents

 Part I. Financial Information

 Item 1.   Financial Statements (unaudited)                                    2

           Condensed Consolidated Balance Sheets as of June 30, 2007
              (unaudited) and September 30, 2006 (audited)                     3

           Condensed Consolidated Statements of Operations for the Three
              Months and Nine Months Ended June 30, 2007 and 2006 (unaudited)  4

           Condensed Consolidated Statement of Shareholders' Equity for the
              Nine Months Ended June 30, 2007  (unaudited)                     5

           Condensed Consolidated Statements of Cash Flows for the Nine
              Months Ended June 30, 2007 and 2006 (unaudited)                  6

           Notes to the Condensed Consolidated Financial Statements
              (unaudited)                                                      7

 Item 2.   Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                              16

 Item 3.   Controls and Procedures                                            22

 Part II.  Other Information

 Item 1.   Legal Proceedings                                                  22

 Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds        23

 Item 3.   Defaults Upon Senior Securities                                    23

 Item 4.   Submission of Matters to a Vote of Security Holders                23

 Item 5.   Other Information                                                  23

 Item 6.   Exhibits                                                           23

           Signatures                                                         24

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


         Attached are the following unaudited financial statements of BellaVista Capital, Inc., formerly known as Primecore Mortgage Trust, Inc. (the "Company"):

     (1) Condensed Consolidated Balance Sheets as of June 30, 2007 (unaudited), and September 30, 2006 (audited)

     (2) Condensed Consolidated Statements of Operations for the Three Months and Nine Months ended June 30, 2007 and 2006 (unaudited)

     (3) Condensed Consolidated Statement of Shareholders' Equity for the Nine Months ended June 30, 2007 (unaudited)

     (4) Condensed Consolidated Statements of Cash Flows for the Nine Months ended June 30, 2007 and 2006 (unaudited)

     (5)  Notes to Condensed Consolidated Financial Statements (unaudited)

         The financial statements referred to above should be read in conjunction with the Company's audited financial statements for the year ended September 30, 2006 as filed with the Securities and Exchange Commission in our Annual Report on Form 10-KSB filed December 22, 2006 and amended on July 20, 2007.

                            BELLAVISTA CAPITAL, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS





                                                                   June 30, 2007        September 30, 2006
                                                                     (unaudited)                 (audited)
                                                         ------------------------  ------------------------
ASSETS:
Cash and cash equivalents                                           $  1,046,751              $  3,006,024
Loans receivable secured by real estate                               15,214,500                13,846,500
Joint venture investments in real estate developments                 37,242,231                33,270,955
Direct investments in real estate developments                         4,890,174                11,691,620
Property, plant and equipment, net                                        35,606                    44,400
Other assets                                                           1,234,550                   747,672
                                                         ------------------------  ------------------------
        Total assets                                                $ 59,663,812             $  62,607,171
                                                         ========================  ========================

LIABILITIES AND SHAREHOLDERS' EQUITY:
Secured notes payable                                                  1,000,000                        --
Accrued expenses and other                                               430,198                 1,650,694
                                                         ------------------------  ------------------------
        Total liabilities                                              1,430,198                 1,650,694

SHAREHOLDERS' EQUITY:
Common stock: par value $0.01, 50,000,000 shares
   authorized; 14,260,108 14,991,325 shares issued and
   outstanding at June 30, 2007 and September 30, 2006,
   respectively                                                      199,562,911               201,216,369
Accumulated dividends and distributions                              (90,621,455)              (90,621,455)
Accumulated deficit                                                  (50,707,842)              (49,638,437)
                                                         ------------------------  ------------------------
        Total shareholders' equity                                    58,233,614                60,956,477
                                                         ------------------------  ------------------------
        Total liabilities and shareholders' equity                 $  59,663,812             $  62,607,171
                                                         ========================  ========================




                 The accompanying notes are an integral part of these statements

                            BELLAVISTA CAPITAL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                         Three Months Ended June 30,                Nine Months Ended June 30,
                                                   -------------------------------------  ------------------------------------------

                                                                 2007              2006                  2007                  2006
                                                   ------------------- -----------------  --------------------  --------------------
REVENUES:
   Revenue from loans receivable secured by
     real estate                                              409,652           284,565             1,285,721               760,311
   Revenue from joint venture investments                     909,307           114,081             1,325,827               231,237
   Revenue from direct investments                            564,565        23,345,223            11,117,702            32,962,589
   Interest income                                             10,018            32,091                38,669               103,089
   Other                                                          555            51,796                11,698                79,212
                                                   ------------------- -----------------  --------------------  --------------------
     Total revenues                                         1,894,097        23,827,756            13,779,617            34,136,438
     Cost of direct investments in real estate               (456,029)      (21,799,901)          (11,288,647)          (29,887,242)
                                                   ------------------- -----------------  --------------------  --------------------
     Gross Profit                                           1,438,068         2,027,855             2,490,970             4,249,196
EXPENSES:
   Salaries expense                                           182,127           151,038               548,511               590,935
   Facilities expense                                          23,089            21,444                70,351                66,514
   Legal and accounting                                        28,049            48,802                93,368                89,735
   Board of directors                                          68,794            61,742               203,067               187,937
   Administrative expense                                      23,569            21,747                64,778                75,726
   REO and non-recurring expenses                             111,640           101,682               200,130               484,544
   Depreciation                                                 2,328             7,656                18,315                22,968
   Provision for impairment of investments
     in real estate                                         2,303,348            81,211             2,303,348               485,202
     Total expenses                                         2,742,944           495,322             3,501,868             2,003,561
                                                   ------------------- -----------------  --------------------  --------------------
     Operating income (loss)                               (1,304,876)        1,532,533            (1,010,898)            2,245,635
OTHER INCOME:
   Income from legal settlements, net                              --           168,750                    --             1,090,250
                                                   ------------------- -----------------  --------------------  --------------------
       Total other income                                          --           168,750                    --             1,090,250
                                                   ------------------- -----------------  --------------------  --------------------
     Net income (loss) before income taxes                 (1,304,876)        1,701,283            (1,010,898)            3,335,885
     Provision for income taxes                               (47,186)               --               (58,507)               (2,400)
     Net income (loss)                                     (1,352,062)        1,701,283            (1,069,405)            3,333,485

Basic and diluted net income (loss) per share                   (0.09)             0.11                 (0.07)                 0.22
                                                   =================== =================  ====================  ====================

Basic and diluted weighted average shares
   outstanding                                             14,264,394        14,991,325            14,374,452            14,991,325
                                                   =================== =================  ====================  ====================






                 The accompanying notes are an integral part of these statements

                            BELLAVISTA CAPITAL, INC.

            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                     For the nine months ended June 30, 2007
                                   (unaudited)



                                         Common Stock
                             -------------------------------------

                                                                         Accumulated         Accumulated
                                       Shares              Amount          Dividends             Deficit               Total
                             ----------------- ------------------- ------------------  ------------------ -------------------
Shareholders' equity at
   October 1, 2006                 14,991,325        $201,216,369      $ (90,621,455)      $ (49,638,437)       $ 60,956,477
Common Stock repurchase              (731,217)         (1,653,458)                --                  --          (1,653,458)
    Net income                             --                  --                 --          (1,069,405)         (1,069,405)
                             ----------------- ------------------- ------------------  ------------------ -------------------
Shareholders' equity at
   June 30, 2007                   14,260,108        $199,562,911      $ (90,621,455)      $ (50,707,842)       $ 58,233,614
                             ================= =================== ==================  ================== ===================




























                 The accompanying notes are an integral part of these statements

                            BELLAVISTA CAPITAL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)



                                                                                   Nine Months Ended June 30,
                                                                          ----------------------------------------------

                                                                                           2007                    2006
                                                                          ----------------------  ----------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss) income                                                               $   (1,069,405)          $   3,333,485
 Adjustments to reconcile net loss to net cash provided by operations:
    Provision for impairment of investments in real estate                            2,303,348                 485,202
    Depreciation                                                                         18,315                  22,968
    Decrease in accounts payable and other liabilities                                 (420,859)               (117,916)
    Increase in other assets, net                                                      (486,878)               (172,866)
                                                                          ----------------------  ----------------------
         Net cash provided by operating activities                                      344,521               3,550,873
 CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from investments in real estate developments                            22,460,087              31,556,129
    Investments in real estate developments                                         (24,100,902)            (37,848,429)
    Cash used to purchase fixed assets                                                   (9,521)                 (3,776)
                                                                          ----------------------  ----------------------
         Net cash used in investing activities.                                      (1,650,336)             (6,296,076)
 CASH FLOWS FROM FINANCING ACTIVITIES:
    Repurchase of stock                                                              (1,653,458)                     --
    Borrowings under secured notes payable                                            2,200,000              11,675,484
    Repayments of secured notes payable                                              (1,200,000)            (17,113,247)
                                                                          ----------------------  ----------------------
         Net cash used in by financing activities                                      (653,458)             (5,437,763)
                                                                          ----------------------  ----------------------
           Net decrease in cash and cash equivalents                                 (1,959,273)             (8,182,966)
           Beginning cash and cash equivalents                                        3,006,024              14,436,243
                                                                          ----------------------  ----------------------
                                                                                  $   1,046,751           $   6,253,277
           Ending cash and cash equivalents
                                                                          ======================  ======================
 Cash paid for interest, net of amounts capitalized of $4,494 and $752,900, for the nine months ended June 30, 2007
    and 2006, respectively                                                        $          --           $          --
                                                                          ======================  ======================













                 The accompanying notes are an integral part of these statements

                            BELLAVISTA CAPITAL, INC.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)




1.   ORGANIZATION AND BUSINESS:

These statements are not a complete financial statement presentation. They should be read in conjunction with our audited September 30, 2006 Financial Statements filed on Form 10-KSB and amended July 20, 2007. The accompanying unaudited interim financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. The results of operations for the three months and nine months ended June 30, 2007 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

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

Risk Factors

General Economic Conditions in Lending Areas. Our business plan seeks to diversify our investments throughout California and other states in the western United States of America. Approximately 56% of our investments are currently located in the San Francisco Bay Area, 17% are in Southern California, 16% are in California's Central Valley and Lake Tahoe region, and 11% are located in other western states of the United States of America. The potential success of real estate investments in general is subject to fluctuations in local market conditions, including fluctuations in the supply of and demand for similar properties, and the success of our investments will depend, to some extent, on the economic and real estate market conditions prevailing in the markets where our investments are located. Since the investments are located in a limited geographical region, they may be subject to a greater risk of delinquency or default if the industries concentrated there suffer adverse economic or business developments.

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

We had no impaired loans receivable as of June 30, 2007 or September 30, 2006.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash held in financial institutions and other highly liquid short-term investments with original maturities of three months or less. As of June 30, 2007 we had cash totaling approximately $963,669 in excess of the $100,000 limits provided by the Federal Deposit Insurance Corporation.

                            BELLAVISTA CAPITAL, INC.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



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


3.  LOANS RECEIVABLE SECURED BY REAL ESTATE:

As of June 30, 2007 we had loans receivable secured by real estate summarized by location below:



Description                           Amount                          Carrying
                                    Invested     Impairments            Amount        Past Due
---------------------------  ---------------- --------------- ----------------- ---------------
SF Bay Area                     $ 11,233,000      $       --      $ 11,233,000     $   550,000
California Central Valley            960,000              --           960,000              --
Other Western States               3,021,500              --         3,021,500              --
                             ---------------- --------------- ----------------- ---------------
Total                           $ 15,214,500      $       --      $ 15,214,500     $   550,000
                             ================ =============== ================= ===============

Loans Receivable Secured by Real Estate consist of loans to real estate developers which are secured by deeds of trust on real property, pay interest monthly and generally have repayment guarantees from the principals of the borrowing entity. As of June 30, 2007 $14,514,500 of these loans were secured by

                            BELLAVISTA CAPITAL, INC.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)




first trust deeds and $700,000 were secured by second trust deeds. Additionally, at June 30, 2007 one loan totaling $550,000 had an interest payment 30 days past due.

4. JOINT VENTURE INVESTMENTS IN REAL ESTATE DEVELOPMENTS:

As of June 30, 2007 we had the following joint venture investments in real estate developments which are summarized by location below:

                                                                                                   Remaining
                                           Amount         Impairments            Carrying            Funding
Description                              Invested                                  Amount         Obligation
------------------------------  ------------------ ------------------- ------------------- ------------------
SF Bay Area                          $ 14,616,672       $          --        $ 14,663,763       $  7,007,248
California Central Valley              11,141,691           2,303,348           8,872,070          1,839,241
Southern California                    10,886,377                  --          10,899,006                 --
Other Western States                    2,800,389                  --           2,807,392                 --
                                ------------------ ------------------- ------------------- ------------------
Total                                $ 39,445,129       $   2,303,348        $ 37,242,231       $  8,846,489
                                ================== =================== =================== ==================

Joint Venture Investments in real estate developments consist of ADC Loans and joint ventures investments with real estate developers. ADC Loans, which are loan arrangements that are typically secured by real property, provide for the payment of interest from an interest reserve established from loan funds and may also provide for the payment of an exit fee as a percentage of sales from each unit in the development or a share of project profits. Joint Venture investments are equity investments in operating entities formed for the purpose of developing real estate. Our investment typically earns a preferred return calculated based on our investment amount at a specific rate during the term of the investment and a share of the project profits. As of June 30, 2007 we recognized impairment of approximately $2.3 million on two of our joint venture investments in real estate developments.

5.   DIRECT INVESTMENTS IN REAL ESTATE DEVELOPMENTS:

As of June 30, 2007, we held title to the following property which we received through foreclosure:


                            Amount Invested          Recognized            Carrying           Costs to
Description                (net of payments)         Impairment              Amount           Complete
----------------------- -------------------- ------------------  ------------------ ------------------
  SF Bay Area                 $  6,146,614        $ 1,492,052        $  4,890,174         $  210,203
                        -------------------- ------------------  ------------------ ------------------
Total                         $  6,146,614        $ 1,492,052         $ 4,890,174          $ 210,203
                        ==================== ==================  ================== ==================

Property 2518 - This property is an approximately 6,400 square foot home in Tiburon, California. Construction is currently expected to complete in August 2007.

6.  PROPERTY, PLANT AND EQUIPMENT:

We had the following property, plant and equipment at June 30, 2007 and September 30, 2006:

                                           June 30, 2007   September 30, 2006
                                      ------------------- --------------------

Computer Equipment                             $  88,110            $  78,589
Furniture                                         39,730               39,730
                                      ------------------- --------------------
  Total property, plant and equipment            127,840              118,319
  Accumulated depreciation                       (92,234)             (73,919)
                                      ------------------- --------------------

  Property, plant and equipment, net           $  35,606            $  44,400
                                      =================== ====================

                            BELLAVISTA CAPITAL, INC.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



7.  NOTES PAYABLE:

The Company has a $1.0 million unsecured revolving line of credit from a bank and was originated on February 15, 2007. It bears interest at Prime plus 0.75% (9.00% at June 30, 2007). Interest only payments are due monthly on the outstanding balance of the note, which matures on February 5, 2008. During the three months and nine months ended June 30, 2007 we borrowed $1.0 million and $2.2 million on the line and repaid $0 and $1.2 million, respectively. The outstanding balance at June 30, 2007 and September 30, 2006 was $1 million and $0.


8.  SHAREHOLDERS' EQUITY:

We have authorized 50,000,000 shares of capital stock with a $0.01 par value. At June 30, 2007 and September 30, 2006, there were 14,260,108 and 14,991,325 shares of common stock outstanding, respectively.

We sold Preferred Stock through private placements since our inception, issuing 26,161,438 shares at $10.00 per share. We used the proceeds from issuance of our Preferred Stock primarily to fund additional ADC loans and also for working capital purposes. All issued and outstanding and authorized but unissued Preferred Stock was converted, by its terms, to common stock effective September 2004. We have not sold shares since September 2002 and as of June 30, 2007 we did not have an active private placement.

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

On June 4, 2007, the Company negotiated a settlement and release of certain claims against the Company and certain of its current and former officers and directors made by a holder of 6,000 Shares. The settlement included, among other terms, the repurchase of the 6,000 Shares held by the shareholder at $3.62 per

                            BELLAVISTA CAPITAL, INC.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


share for a purchase price of $21,720, and the dismissal with prejudice of the claims of the shareholder included in the complaint served on the Company in April 2006. After repurchase of the shares the Company had a total of 14,260,108 shares issued and outstanding.

9.   INCOME TAXES

At June 30, 2007 and September 30, 2006 we had U.S. federal net operating loss carry forwards of approximately $95.6 million and $98.1 million, respectively. The net operating loss carry forwards expire in various amounts between the years 2016 and 2026. If there is a change in ownership, utilization of the U.S. net operating losses may be subject to substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

Operating Loss Carry forward

Operating loss carry forwards consisted of the following at June 30, 2007:

                                         Federal
                                  Operating Loss    California Operating
                                   Carry forward      Loss Carry forward
                          -----------------------  ----------------------
September 30, 2006                     4,413,981               4,411,581
September 30, 2005                    12,485,650              12,485,650
December 31, 2004                     34,098,334              34,098,334
December 31, 2003                     38,176,549              22,905,929
December 31, 2002                      6,420,279               2,851,851
                          -----------------------  ----------------------
   Total                          $   95,594,793           $  76,753,345
                          =======================  ======================

Deferred Taxes

The significant components of the Company's deferred tax assets are as follows:

                                            June 30, 2007    September 30, 2006
                                     --------------------- ---------------------
Net operating loss carry forwards           $  36,980,327          $ 37,974,252
Income reported on tax returns but
  not includible in financial
  statement income                              3,790,056             2,777,752
Impairment charges reported in
  financial statements but not
  deducted on tax return                        1,511,875               594,350
   Valuation allowance                        (42,282,258)          (41,346,354)
                                     --------------------- ---------------------
   Net deferred tax assets                  $          --          $         --
                                     ===================== =====================

As of June 30, 2007 and September 30, 2006, the Company and its subsidiaries had provided valuation allowances of approximately $42.3 million and $41.3 million, respectively, in respect of deferred tax assets resulting from tax loss carry forwards and temporary timing differences in the reporting of revenues and expenses because it is more likely than not that the carry forwards may expire unused and that future tax deductions may not be realized through future operations.

                            BELLAVISTA CAPITAL, INC.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

The following table presents the income tax provision for federal and state income taxes for the nine months ended June 30, 2007 and 2006.

                                       Six Months Ended June 30,
                         --------------------------------------------------
                                             2007                     2006
                         ------------------------- ------------------------
Federal                               $    43,896                $      --
State                                      14,611                    2,400
                         ------------------------- ------------------------
   Total                              $    58,507               $    2,400
                         ========================= ========================

The provision for income taxes differs from the amount that would result from applying the federal statutory rate for the nine months ended June 30, 2007 and 2006 as follows:

                                     Nine Months Ended June 30,
                         --------------------------------------------------
                                             2007                     2006
                         ------------------------- ------------------------
Statutory regular
  federal income
  tax benefit rate                       (32.64)%                 (34.00)%
State taxes                               (5.38)%                  (5.83)%
Change in valuation
  allowance                               38.02 %                  39.83 %
                         ------------------------- ------------------------
   Total                                     -- %                     -- %
                         ========================= ========================


10.   COMMITMENTS AND CONTINGENCIES:

Operating leases

The following is a schedule, by years, of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of June 30, 2007:

Three months ended September 30, 2007                       $       27,885
Year ended September 30, 2008                                       21,900
                                                   ------------------------

   Net minimum lease payments                               $       49,785
                                                   ========================


Litigation


As of June 30, 2007, the Company was involved in the following litigation in which claims for damages would be material if the plaintiff prevailed and there is at least a reasonable possibility that a loss may have occurred:

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

         Robert Allen et al v BellaVista Capital, Inc. et al. A lawsuit by several shareholders holding a total of 207,599 shares seeking damages alleging securities law violations was served on the Company in April 2006. The shareholders are seeking damages of $10 per share plus special and punitive damages. The Company believes it has strong and viable defenses and plans to vigorously defend the allegations. On June

                            BELLAVISTA CAPITAL, INC.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



         4, 2007, the Company negotiated a settlement and release of claims by a holder of 6,000 Shares. The settlement included, among other terms, the repurchase of the 6,000 Shares held by the shareholder at $3.62 per share for a purchase price of $21,720, and the dismissal with prejudice of the claims of the shareholder included in the complaint. Because of the early stage of this action, the Company cannot estimate the range of possible loss regarding this claim as of the date hereof.

In addition to the above matters where the Company is a defendant, the Company was the plaintiff in several legal matters which have since been settled. To the extent we have collected those settlements, we have reported income as follows:


                                                                 Three months ended June 30,       Six months ended June 30,
                                                         ------------------------------------ -------------------------------------
                                                                     2007               2006               2007               2006
                                                         ----------------- ------------------ ------------------ ------------------
Amount received net of $0, $9,000, $0 and $99,000
in collection costs, respectively, resulting from
the settlement totaling $900,000 of a lawsuit to
collect on a personal guarantee of repayment from
the principals of a borrower who defaulted on
payment of its loan.  As of June 30, 2007 no further
payments were remaining related to the settlement.                $    --          $  (9,000)           $    --          $ 801,000

Amount received, net of $0, $5,500, $0, and $16,500
in collection costs respectively, resulting from
payments received from the settlement totaling
$200,000 of a lawsuit against a borrower for fraud
and misappropriation of loan funds. As of June 30,
2007 no further payments were remaining related to
the settlement.                                                        --             44,500                 --            133,500

Amount received, net of $0, $16,750, $0 and $19,250,
respectively in collection costs, relates to payments
received from the settlement totaling $200,000 of a
lawsuit against a borrower for fraud and
misappropriation of loan funds. As of June 30, 2007
no further payments were remaining related to the
settlement.                                                            --            133,250                 --            155,750
                                                         ----------------- ------------------ ------------------ ------------------
     Totals                                                        $   --          $ 168,750             $   --        $ 1,090,250
                                                         ================= ================== ================== ==================


General Uninsured Losses

We require that our borrowers carry comprehensive liability, fire, flood, extended coverage, and rental loss insurance with policy specifications, limits, and deductibles customarily carried for similar properties. Additionally, we carry insurance on direct investments in real estate. There are, however, certain types of extraordinary losses that may be either uninsurable or not economically insurable. Further, a majority of our investments are located in areas that are subject to earthquake activity, and we generally do not require our borrowers to maintain earthquake insurance. Should an investment sustain damage as a result of an earthquake, we may incur losses due to insurance deductibles, co-payments on insured losses, or uninsured losses. Should an uninsured loss occur, we could lose our investment in, and anticipated profits and cash flows from an investment.

10.   SUBSEQUENT EVENTS:

On June 8, 2007, in response to an offer to purchase shares of stock by a company unaffiliated with BellaVista Capital, at a price which BellaVista's Board of Directors determined was overly opportunistic, the Company offered to purchase up to 750,000 shares of common stock at a price of $2.40 per share, a price in excess of the unaffiliated company's offer. The Company's Offer terminated on July 20, 2007 and a total of 300,656 shares were tendered and not withdrawn as of such date. In accordance with the terms of the offer the Company agreed to purchase the 300,656 shares at $2.40 per share for a total payment of $721,574. After completion of the Offer, a total of 13,959,452 shares remain issued and outstanding.



ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

Our material financial transactions have been purchasing and holding a portfolio of construction mortgage loans, and the construction and sale of real estate acquired through foreclosure or deed in lieu of foreclosure. Statements contained in this Item 2, "Management's Discussion and Analysis or Plan of Operation," and elsewhere in this Form 10-QSB, which are not historical facts, may be forward-looking statements. Forward-looking statements include statements which are predictive in nature, which depend upon or refer to future events or conditions, which include words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," or similar expressions. In addition, any statements concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible future actions, which may be provided by management, are also forward-looking statements. These statements are not guaranties of future performance. Forward-looking statements are based on current expectations and projections about future events and are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks include those described under the heading "Risk Factors" in Note 1 of the Notes to the Condensed Consolidated Financial Statements (unaudited) included in
Part I, Item 1 above. Investors are cautioned not to attribute undue certainty to these forward-looking statements, which speak only as of the date of this Form 10-QSB. We undertake no obligation to publicly release any revisions to these forward-looking statements, to reflect events or circumstances after the date of this Form 10-QSB, or to reflect the occurrence of unanticipated events, other than as required by law.

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

After 2000, the market for high-end real estate in the San Francisco Bay Area began to deteriorate, Primecore began to experience borrower defaults and through 2003 took title to 48 properties by way of foreclosure or deed in lieu of foreclosure. Primecore also recognized significant impairments in its portfolio. The impairment of the investment portfolio resulted in substantial operating losses. The Company realized that these net operating losses could be carried forward and used to reduce future taxable income. In prior years, the company used its REIT status, and the payment of dividends, to eliminate corporate level taxation. However, the REIT rules restricted the types of loans the Company could make. In particular, the Company was prohibited from making loans with equity participations. With the ability to carry forward prior years' net operating losses to offset future taxable income, the Company was free to terminate its REIT status, which it did effective January 1, 2004, and was no longer restricted in the types of investments it could make. As of June 30, 2007 the Company's available Federal net operating loss carryforwards were approximately $95.6 million. If these net operating loss carryforwards are fully utilized to offset future taxable income, at current Federal and California state tax rates, it would save the Company approximately $37.0 million in tax payments.

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

In April 2004 Primecore changed its name to BellaVista Capital in order to reflect its new business focus. During 2004 new management focused on completing and liquidating the existing portfolio of assets, internalizing operations, resolving outstanding legal issues and developing a pipeline of new investment opportunities. In addition to the completion and sale of our non-performing investments, management completed the transition to internal management and significantly reduced continuing operating expenses. Since 2004 we have approved and funded new investments totaling approximately $80.6 million. As of June 30, 2007 these new investments comprised approximately 92% of our invested assets. We seek to generate gross returns on invested assets of 15%. With these targeted returns, we seek returns to shareholders of approximately 12.5%, net of our operating expenses.


RESULTS OF OPERATIONS

Revenue

We reported revenues from Loans Receivable Secured by Real Estate totaling $0.4 million and $1.3 million during the three months and nine months ended June 30, 2007 compared with $0.3 million and $0.8 million during the three months and nine months ended June 30, 2006. The increase in revenues during the three months and nine months ended June 30, 2007 compared with the three months and nine months ended June 30, 2006 was due to increases in the amount of investments in these loans, an average of $14.5 million and $14.6 million during the three months and nine months ended June 30, 2007 compared to $10.2 million and $8.7 million during the three months and nine months ended June 30, 2006. The average interest rate on these investments stayed constant at 12% during these periods.

We reported revenues of $0.9 million and $1.3 million from our Joint Venture Investments in Real Estate Developments during the three months and nine months ended June 30, 2007 compared with $0.1 million and $0.2 million during the three months and nine months ended June 30, 2006. Our revenues are derived from repayment of loans and equity participations. During the three and nine months ended June 30, 2007 investments we made during 2004 and 2005 started marketing and sale of units, resulting in payments to us and higher revenues.

We reported revenues totaling $0.6 million and $11.1 million from our Direct Investments in Real Estate Developments during the three months and nine months ended June 30, 2007 compared with revenues of $23.3 million and $33.0 million during the three months and nine months ended June 30, 2006. The revenues decreased during the three months and nine months ended June 30, 2007 compared with the three months and nine months ended June 30, 2006 as a result of fewer sales in our 72 unit San Jose project which had sold 53 of the 72 units between March 1 and September 30, 2006. This was our only direct investment project selling units during the comparable time periods.

For financial statement purposes we report revenues from our Joint Venture Investments only after we have collected it from the sale or repayment of the associated investment. These loans are a significant portion of our total investments. The Company believes that the rules governing the reporting of income from our joint venture investments make it difficult for readers to understand our economic performance. Specifically, our investments typically take two years or longer to complete and repay. During this time the interest or preferred return owed under the terms of our investment contracts is not reported as income for financial statement purposes. However, during the same period that we are charging, but not reporting this income, we are incurring expenses necessary to originate and service our investments and these expenses are reported during the period they are incurred.

The following table, using Non-GAAP measures, presents the results of operations that would be reported if we reported the income we earned from our Joint

Venture Investments in Real Estate Development as it accrues. Proforma net income (loss) per share is calculated using the weighted average number of shares outstanding for common shares.

                                                      Three months ended June 30,                Nine months ended June 30,
                                                ----------------------------------------- -----------------------------------------
                                                             2007                 2006                 2007                 2006
Net (loss) income per GAAP, as reported                $ (1,352,062)         $ 1,701,283          $(1,069,405)         $ 3,333,485
Revenues from JV Investments not reported                   585,723              833,489            3,448,488            1,935,096
                                                -------------------- -------------------- -------------------- --------------------
Proforma net income - Non GAAP                         $   (766,339)          $2,534,772          $ 2,379,083          $ 5,268,581
                                                ==================== ==================== ==================== ====================
Proforma net income per share - Non GAAP               $      (0.05)            $   0.17             $   0.17             $   0.37
                                                ==================== ==================== ==================== ====================


Expenses

We group our operating expenses in three categories: recurring expenses; nonrecurring expenses and impairments. Recurring expenses are associated with the ongoing operations of our new investment strategy. Nonrecurring expenses are legal costs and carrying costs of real estate owned associated with our previous management. During the three months and nine months ended June 30, 2007 our recurring operating expenses were approximately $0.3 million and $1.0 million compared with $0.3 million and $1.0 million during the three months and nine months ended June 30, 2007. The recurring operating expenses were essentially unchanged across both comparable periods.

During the three months and nine months ended June 30, 2007 our nonrecurring operating expenses were $0.1 million and $0.2 million compared with $0.1 million and $0.5 million during the three months and nine months ended June 30, 2007. The decrease in nonrecurring operating expenses during the comparable nine month periods was due to reductions in REO carrying costs resulting from the reduction in the number of our real estate owned properties and lower litigation costs as we have settled lawsuits.

During the three months and nine months ended June 30, 2007 we recorded impairment charges totaling $2.3 million compared with $0.1 million and $0.5 million during the three months and nine months ended June 30, 2006. The impairments reported during the three months and nine months ended June 30, 2007 stemmed from two investments where slow real estate markets and declining prices have caused impairments in those investments. For one of our investments, a combination of a softening market and an increase in project costs has caused the construction lender to cease funding project costs and file a notice of default. Our investment is a loan secured by a deed of trust subordinate to the construction lender and our collateral would be lost in the event the construction lender completes its foreclosure action. The second investment for which we have recognized impairment is a loan secured by a first deed of trust. A combination of project cost increases and price decreases in the local market has resulted in our estimating an impairment for this investment.

Since December 31, 1999, all interest costs have been capitalized as a cost of our investments. Interest cost associated with our borrowings was $2,237 and $5,418 during the three months and nine months ended June 30, 2007 compared with $191,666 and $724,367 during the three months and nine months ended June 30, 2006. The decrease was due to the repayment during 2006 of all our existing debt with proceeds received from the sale of REO properties. During February 2007 we obtained a $1.0 million unsecured line of credit, borrowing a total of $1.0 million and $2.2 million and repaying $0 and $1.2 million during the three months and nine months ended June 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity means the need for, access to and uses of cash. Our principal source of liquidity is the repayment of our real estate investments. Our principal demands for liquidity are funds that are required to satisfy obligations under existing loan commitments and operating expenses.

Sources of Cash

As of June 30, 2007 our primary source of liquidity was the collection of our investments in real estate, a $1.0 million unsecured line of credit and the cash we had in the bank. We do not currently have any plan to sell equity or issue debt securities. However, we do have the ability to borrow money from various financial institutions using our real estate investments as collateral if we determine that we need additional liquidity.

We typically receive repayment on our investments when the development has been completed and sold or refinanced to third parties. Accordingly, our repayments are a function of our developers' ability to complete and sell the development properties in which we have invested. During the nine months ended June 30, 2007 we received repayments, including income, totaling $22.9 million compared with $34.7 million during the nine months ended June 30, 2006. The following table summarizes our liquidity expectations based on current information regarding project completion and sales absorption assumptions for the investments we held at June 30, 2007. The expected proceeds in the table are higher than our net realizable value estimates because they include our estimated costs to complete.


                                                Expected Proceeds
                                           -----------------------
Scheduled investment completion:
   Year ended 9/30/07                                $  8,117,797
   Year ended 9/30/08                                  61,261,130
   Year ended 9/30/09                                   2,045,789
   Year ended 9/30/10                                   1,350,000
                                           -----------------------
   Total                                             $ 72,774,716
                                           =======================


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

Uses of Cash


The following table sets forth the projected timing and amount of our obligations through 2008, without taking into account new investments that may be made during future periods:


                                            Three months                 Year
                                                   ended                ended
Obligation                Total       September 30, 2007   September 30, 2008
                     --------------- -------------------- --------------------
Investment fundings     $ 8,841,532          $ 5,028,633          $ 3,812,899
Operating leases             49,785               27,885               21,900
                     --------------- -------------------- --------------------
   Total                $ 8,891,317          $ 5,056,518          $ 3,834,799
                     =============== ==================== ====================

Investment fundings are the largest use of our cash. During the nine months ended June 30, 2007 we invested $24.1 million in new and continuing development projects compared with $37.8 million during the nine months ended June 30, 2006.

At June 30, 2007 we estimated the costs to complete our direct investments in real estate developments plus the remaining funding obligation on our joint venture investments in real estate developments was $8.8 million. The exact timing of the investment fundings is dependent on several factors including weather, governmental regulation and developer related issues, so the timing of investment fundings in the above table is an estimate based on information available to us at this time. Additionally, we expect the amount of actual investment fundings to be higher than our obligation existing at June 30, 2007 as we continue to make and fund new investments in future periods.

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

As a metric to track the Company's progress toward its goals, the Board of Directors uses the net realizable value of the Company's assets. The realizable value of our assets represents our current estimate of the amount of proceeds we expect to receive once our investments are completed and ready for sale. The estimate relies on a number of assumptions including the expected value of the investment once completed, less applicable selling costs, the remaining costs and the length of time required to complete the project. Many factors outside our control can cause changes in these estimates and produce different results. Furthermore, as noted above, there is no organized public market for the Company's shares, so the Company's calculation of the estimated realizable value of its assets per outstanding share should not be viewed as an estimate of any market value per share, and there can be no assurance as to the amount or timing of any investment returns on the shares.

The information presented below reconciles the differences between the carrying value of our investments based on US GAAP and the estimated realizable value of our investments.


                                             June 30, 2007   September 30, 2006
                                         ------------------ --------------------
Loans receivable secured by real estate      $  15,214,500        $  13,846,500
Joint Venture investments in real
   estate developments                          37,242,231           33,270,955
Direct investments in real estate
   developments                                  4,890,174           11,691,620
                                         ------------------ --------------------
Total investments in real estate per
   US GAAP                                      57,346,905           58,809,075
Collectible interest and preferred
   return not reportable per US GAAP             5,375,058            4,395,256
                                         ------------------ --------------------
Estimated realizable value of
   investments in real estate                $  62,721,963         $ 63,204,331
                                         ================== ====================

Net Realizable Value of Assets per Share

The following calculation determines the estimated net realizable value per share of stock at June 30, 2007 and September 30, 2006:

                                       June 30, 2007   September 30, 2006
                                    ----------------- --------------------
Cash                                    $  1,046,751         $  3,006,024
Other assets                               1,757,679            1,135,881
Estimated realizable value of
   investments in real estate             62,721,963           63,204,331
                                    ----------------- --------------------
Total realizable assets                   65,526,393           67,346,236
Accounts and notes payable                (1,374,091)          (1,650,694)
                                    ----------------- --------------------
Estimated net realizable assets         $ 64,152,302        $  65,695,542
Shares outstanding                        14,260,108           14,991,325
                                    ----------------- --------------------
   Estimated net realizable assets
      per share                           $     4.50           $     4.38
                                    ================= ====================

Our estimated net realizable assets per share was $4.50 at June 30, 2007, an increase of $0.12 per share from the $4.38 we estimated at September 30, 2006. The increase is net of writedowns to net receivable value of the two investments for reasons described above in this Item 2 under the heading Expenses and a writedown of a portion of the preferred returns we had accrued which we now believe will not be collectible due to lower than projected sales prices in one of our joint venture investment projects.

Additionally, in November 2006 we used $1.6 million to repurchase 725,217 shares of our stock. See Financial Statements Note 8 for further discussion. The stock was purchased at a price lower than our estimated net realizable value which further increased the net realizable value of our shares by approximately $0.10 per share.

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

Under the supervision of Michael Rider, the Company's Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities Exchange Act of 1934) as of June 30, 2007. Based on that evaluation, Mr. Rider has concluded that those controls and procedures were effective in making known to Company senior management, on a timely basis, the material information needed for the preparation of this Report on Form 10-QSB. There were no significant changes in the Company's internal controls or in other factors that could significantly affect those internal controls since the date of their evaluation.

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

  In order to address this significant deficiency, in March 2007 the Company engaged a consultant experienced in financial accounting to review all journal entries on a quarterly basis and to help compile and prepare the Company's quarterly and annual financial information reported on forms 10-QSB and 10-KSB.


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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a) Not Applicable.

(b) Not Applicable.

(c) Repurchases of Equity Securities.

     Between October 1, 2006 and June 30, 2007, we repurchased 731,217 shares of our common stock. See the final paragraph of Note 8 of the Notes to the Condensed Consolidated Financial Statements (unaudited) included in Part I,
     Item 1 above, for a discussion of share repurchases.

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

     4.1 Shareholder Rights Agreement dated July 19, 2004 is incorporated by reference to Exhibit 4.4 in the Form 8-K previously filed July 20, 2004

     10.1 Compensation Agreement dated May 12, 2007 between BellaVista Capital, Inc. and Michael Rider is incorporated by reference to Exhibit 10.1 in the Form 10-QSB previously filed May 21, 2007

     10.2 Compensation Agreement dated May 12, 2007 between BellaVista Capital, Inc. and Eric Hanke is incorporated by reference to
                  Exhibit 10.2 in the Form 10-QSB previously filed May 21, 2007

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

Dated:   August 21, 2007                    /s/ MICHAEL RIDER
                                            -----------------
                                            Michael Rider, President and Chief
                                            Financial Officer