Form 10KSB
period 2007-09-30
BELLAVISTA CAPITAL INC
filed 2007-12-31
CIK 1086670

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549
                            -------------------------

                                   FORM 10-KSB
              Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                  For the Fiscal Year Ended September 30, 2007

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

      State issuer's revenues for its most recent fiscal year: $14,725,684.

  The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: N/A.

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 12,545,517 Shares of Common Stock

          Transitional Small Business Disclosure Format: Yes [ ] No [X]

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


                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Business Focus and Strategies

Organized in 1999 as a real estate investment trust or "REIT," we invest in residential real estate development projects. We generally invest in for-sale single-family or multi-family projects, typically structured as secured construction loans, secured subordinated loans, mezzanine loans, or equity investments. We will also consider investments in commercial real estate. We seek to invest throughout California; however, we have invested and will continue to invest in neighboring states when presented with suitable opportunities. We do not engage in any foreign operations or derive any revenue from foreign operations, and do not intend to do so in the future. Effective January 1, 2004, we withdrew our REIT status and are now taxed as a C Corporation.

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

All approved investments are subject to detailed legal documentation that has been formulated by legal counsel for our specific purposes. In addition, our Board of Directors has implemented specific guidelines for the making of loans and investments. In accordance with our loan documents, we generally advance the monthly interest payments out of available loan proceeds, although our loan documents provide us with a right not to advance or to cease such payments should it be determined that conditions require such actions. Loan fees, if charged, are typically advanced out of the loan proceeds with the initial loan advance. Generally, our loans require the borrower to make a "balloon payment" equal to the principal advanced as well as advanced interest and fees upon maturity of the loan. The loan maturity date is the earlier of the date of sale of the secured real estate or the date stated in the loan documents.

Company Management

Investment Origination. We employ persons skilled in loan underwriting, disbursement and monitoring, and the various business and legal issues that may be involved with real estate lending and investing. Our employees and independent contractors where appropriate, provide all of the services including but not limited to: underwriting loans and investments, overseeing all loans and investments, and servicing loans.

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

Collateral valuation. We utilize the experience of our employees, third party appraisals or other information deemed useful to make assessments of a proposed project's viability and projected value in order to determine whether a proposed investment meets our criteria. In the evaluation process, emphasis is placed on the ability of the underlying collateral to protect against losses in the event of default by the borrower. The evaluation is based on the projected market value of the proposed project, using various tools, including comparable sales of similar properties and projections of market appeal and demand at completion. The goal of the underwriting process is to achieve a comfort level that the projected completion value of the property will support full repayment of the investment plus the projected rate of return. We typically require third party appraisals to support valuation.Servicing. Investment servicing involves taking all steps necessary to administer the investment, including monitoring the propriety of funding requests, monitoring progress of a project and accounting for principal and income. Where appropriate, we employ an outside agent to monitor construction progress and draw requests. Loan proceeds are disbursed as construction progresses, and only after we have received satisfactory documentation. Before making disbursements of loan proceeds, borrower disbursement requests are verified by invoices from the developer or its subcontractors, and by periodic site inspections of progress.

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

ITEM 2. DESCRIPTION OF PROPERTY.
We own interests in real property, including joint venture interests in real property and certain real property that we have acquired through foreclosure. Our policy is to maximize the value of the foreclosed properties prior to liquidation. In some cases this may involve completing construction, sometimes through a subsidiary, and then marketing the property for sale. The properties we own are described in Note 5 to the Consolidated Financial Statements contained as Item 7 of the Form 10-KSB and begin on page FS-1.

ITEM 3. LEGAL PROCEEDINGS.
Legal proceedings are described in Note 10 to the financial statements included in the Form 10-KSB under Item 7, under the caption "Litigation."

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
No matters were submitted to a vote of our shareholders during the fourth quarter ending September 30, 2007


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities are described in Note 8 to the financial statements included in the Form 10-KSB under Item 7, under the caption "Shareholder's Equity."

Securities Authorized for Issuance under Equity Compensation Plans

In May 2006, the Company entered into compensation arrangements with its executive officer, Michael Rider, which included contingent equity compensation. See Item 10 below. Set forth below is a table regarding all shares authorized to be issued under Company equity compensation plans.


----------------------------- ---------------------------- ----------------------------- ----------------------------
Plan category                 Number of securities to be   Weighted-average exercise     Number of securities
                              issued upon exercise of      price of outstanding          remaining available for
                              outstanding options,         options, warrants and         future issuance under
                              warrants and rights          rights                        equity compensation
                                                                                         plans (excluding
                                                                                         securities reflected in
                                                                                         column (a))

                              (a) (b) (c)
----------------------------- ---------------------------- ----------------------------- ----------------------------
Equity compensation           0                            N/A                           0
plans approved by
security holders

----------------------------- ---------------------------- ----------------------------- ----------------------------
Equity compensation           0                            N/A                           70,588 Common Shares
plans not approved by
security holders

----------------------------- ---------------------------- ----------------------------- ----------------------------
Total                         0                            N/A                           70,588 Common Shares

----------------------------- ---------------------------- ----------------------------- ----------------------------

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

After 2000, the market for high-end real estate in the San Francisco Bay Area began to deteriorate, Primecore began to experience borrower defaults and through 2003 took title to 48 properties by way of foreclosure or deed in lieu of foreclosure. Primecore also recognized significant impairments in its portfolio. The impairment of the investment portfolio resulted in substantial operating losses. The Company realized that these net operating losses could be carried forward and used to reduce future taxable income. In prior years, the company used its REIT status, and the payment of dividends, to eliminate corporate level taxation. However, the REIT rules restricted the types of loans the Company could make. In particular, the Company was prohibited from making loans with equity participations. With the ability to carry forward prior years' net operating losses to offset future taxable income, the Company was free to terminate its REIT status, which it did effective January 1, 2004, and was no longer restricted in the types of investments it could make. As of September 30, 2007 the Company's available Federal net operating loss carryforwards were approximately $96.6 million. If these net operating loss carryforwards are fully utilized to offset future taxable income, at current Federal and California state tax rates, it would save the Company approximately $37.4 million in tax payments.

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

In April 2004 Primecore changed its name to BellaVista Capital in order to reflect its new business focus. During 2004 new management focused on completing and liquidating the existing portfolio of assets, internalizing operations, resolving outstanding legal issues and developing a pipeline of new investment opportunities. In addition to the completion and sale of our non-performing investments, management completed the transition to internal management and significantly reduced continuing operating expenses. Since 2004 we have approved and funded new investments totaling approximately $80.6 million. As of September 30, 2007 these new investments comprised approximately 92% of our invested assets.

The current real estate market is best characterized by both uncertainty in residential real estate values and inventory absorption; thus the Company has currently discontinued investments in subordinated debt and equity investments. Investments made during this uncertain time period, which is currently expected to extend through calendar year 2008 will typically be secured by first deeds of trust requiring monthly interest payments and have smaller average sizes, typically between $0.5 million and $2.0 million.

RESULTS OF OPERATIONS

We reported revenues from Loans Receivable Secured by Real Estate totaling $1.7 million during the year ended September 30, 2007 compared with $1.1 million during the year ended September 30, 2006. The increase in revenues was due to an increase in the average amount invested in these loans during 2007, an average of $14.3 million during the year ended September 30, 2007 compared to $10.1 million year ended September 30, 2006. Additionally, the average interest rate on these investments increased during 2007 to 11.75% compared with 11.33% during 2006.

We reported revenues of $1.9 million from our Joint Venture Investments in Real Estate Developments during the year ended September 30, 2007 compared with $0.3 million during the year ended September 30, 2006. Our revenues are derived from repayment of loans and equity participations. During the year ended September 30, 2007 investments we made during 2004 and 2005 began selling units, generating repayment of our loans and thereby increased revenues.

During the year ended September 30, 2007 we reported revenues totaling $11.1 million from our Direct Investments in Real Estate Developments compared with revenues of $43.5 million during the year ended September 30, 2006. The revenues decreased during 2007 compared with 2006 due to fewer sales in our 72 unit San Jose project which had sold 53 of the 72 units during the year ended September 30, 2006. This was our only project classified as a Direct Investment in Real Estate Development selling units during the comparable time periods.

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

                                                  Year Ended September 30,
                                           -------------------------------------
                                                       2007                2006
                                           ----------------- -------------------
Net (loss) income per GAAP, as reported        $ (6,318,941)        $ 3,066,438
Revenues from JV Investments not reported         2,956,994            (322,120)
                                           ----------------- -------------------
Proforma net income - Non GAAP                 $ (3,361,947)        $ 2,744,318
                                           ================= ===================
Proforma net income per share - Non GAAP       $      (0.24)        $      0.18
                                           ================= ===================

Expenses

We group our operating expenses in three categories: recurring expenses; nonrecurring expenses and impairments. Recurring expenses are associated with the ongoing operations of our new investment strategy. Nonrecurring expenses are legal costs and carrying costs of real estate owned associated with our previous management. During the year ended September 30, 2007 our recurring operating expenses were approximately $1.5 million compared with $1.3 million during the year ended September 30, 2006. The increase in recurring operating expenses was primarily due to increases in accounting and legal expense and Board of Directors fees and insurance. As a result of the downturn in the real estate market and significant uncertainties associated with future investments, we have discontinued funding any new investments while we wait for the market to stabilize. As a result, effective November 30, 2007 we have terminated our Chief Investment Officer and our part time administrative associate. These staff reductions will result in lower salaries expenses during future periods.

During the year ended September 30, 2007 our nonrecurring operating expenses were $0.3 million compared with $0.8 million during the year ended September 30, 2006. The decrease in nonrecurring operating expenses was due to reductions in REO carrying costs resulting from the reduction in the number of our real estate owned properties and lower litigation costs as we have settled a number of lawsuits during prior periods.

We recorded impairment charges totaling $7.7 million during the year ended September 30, 2007 compared with $0.9 million during the year ended September 30, 2006. The impairments reported during 2007 stem from four investments where declining real estate prices and longer than normal estimated marketing periods have eroded the value of these four investments. Two of the investments with impairment totaling $5.5 million involve projects where a construction lender has filed a Notice of Default, the first step in a foreclosure process. A foreclosure by the construction lender will render our investment worthless. We have the option to invest additional capital in these projects, however, our analysis based on current market conditions indicates that there is insufficient equity to support the risk of additional capital in order to cure the default in the construction loan. Therefore, we have concluded that we will not cure the default resulting in a likely foreclosure of the property by the construction lenders and have impaired the entire amount of our investments in those two projects. Subsequent to the September 30, 2007, one of the construction lenders completed their foreclosure process.

The remaining $2.3 million in recorded impairments during 2007 relates to two other investments where declining real estate prices and extended estimated marketing periods have eroded the value of our investments. One of these investments is a conversion from apartments to condominiums where our investment is a loan and we are the only lender. We may hold these units as rentals until the market improves at which time we may sell the units as condominiums or sell the entire project as a rental property. The second investment is a condominium project where construction is complete but sale prices are significantly below estimates. We have negotiated an extension with our construction lender and may hold some units as rentals while we wait for the market to improve. We have impaired our investment by our estimate of the decrease in value of the condominium units and the costs to hold them while we sell them.

Since December 31, 1999, all interest costs have been capitalized as a cost of our investments. Interest cost associated with our borrowings was $9,522 during the year ended September 30, 2007 compared with $724,367 during the year ended September 30, 2006. The decrease was due to the repayment during 2006 of all our existing debt with proceeds received from the sale of REO properties. During February 2007 we obtained a $1.0 million unsecured line of credit, and in June 2007 we obtained a $3.0 million secured line of credit, borrowing and repaying a total of $2.8 million through September 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity means the need for, access to and uses of cash. Our principal source of liquidity is the repayment of our real estate investments. Our principal demands for liquidity are funds that are required to satisfy obligations under existing loan commitments and operating expenses.

Sources of Cash

As of September 30, 2007 our primary source of liquidity was the collection of our investments in real estate, a $4.0 million in lines of credit and the cash we had in the bank. We do not currently have any plan to sell equity or issue debt securities. However, we do have the ability to borrow money from various financial institutions using our real estate investments as collateral if we determine that we need additional liquidity.

We typically receive repayment on our investments when the development project has been completed and sold or refinanced to third parties. Accordingly, our repayments are a function of our developers' ability to complete and sell the development properties in which we have invested. During the year ended September 30, 2007 we received repayments, including income, totaling $28.2 million compared with $46.8 million during the year ended September 30, 2006 The following table summarizes our liquidity expectations based on current information regarding project completion and sales absorption assumptions for the investments we held at September 30, 2007. The expected proceeds in the table are higher than our net realizable value estimates because they include our estimated costs to complete.


                                                       Expected Proceeds
                                                 ------------------------
Scheduled investment completion:
   Year ended 9/30/08                                       $ 32,839,483
   Year ended 9/30/09                                         11,942,365
   Year ended 9/30/10                                         15,696,105
                                                 ------------------------
   Total                                                    $ 60,477,953
                                                 ========================

It is possible that our repayments may not be sufficient to timely meet our commitments and we may be forced to sell assets or seek financing at terms that may not be favorable to us. This would have a negative impact on the estimated net realizable value of our assets.

Uses of Cash

The following table sets forth the projected timing and amount of our obligations through September 30, 2008, without taking into account new investments that may be made during future periods:


                                                        Year               Year
                                                       ended              ended
                                               September 30,      September 30,
Obligation                         Total                2008               2009
                       ------------------ ------------------- -----------------
Investment fundings          $ 5,909,558         $ 5,909,558       $         --
Operating leases                  44,670              44,670                 --
                       ------------------ ------------------- -----------------
   Total                     $ 5,954,228         $ 5,954,228       $         --
                       ================== =================== =================

Investment fundings are the largest use of our cash. During the year ended September 30, 2007 we invested $27.9 million in new and continuing development projects compared with $50.6 million during the year ended September 30, 2006.

At September 30, 2007 we estimated the costs to complete our direct investments in real estate developments plus the remaining funding obligation on our joint venture investments in real estate developments was $6.0 million. The exact timing of the investment fundings is dependent on several factors including weather, governmental regulation and developer related issues, so the timing of investment fundings in the above table is an estimate based on information available to us at this time. Additionally, we expect the amount of actual investment fundings to be higher than our obligation existing at September 30, 2007 as we may continue to make and fund new investments in future periods.

Stock Repurchases

In the past, we have provided liquidity to our stockholders through the repurchase of outstanding shares. Because our stock does not trade in any secondary market, no market value exists for our stock and another method must be used to determine the repurchase price. The Board of Directors has used the net realizable value of the Company's assets to guide determinations of repurchase price for planned repurchases as well as Company repurchases in response to unsolicited tender offers.

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

In order to establish a track record of consistent share price increases, the Company determined that it would be necessary to reinvest all capital and earnings through December 2008 and, as a result, the Company does not intend to use its funds to pay dividends or distributions or, except in certain extraordinary circumstances, to redeem shares, during this period. The Company believes that successfully achieving these goals will attract new investors and create access to other capital sources. This will allow the Company to create a liquidity program that provides regular distributions and share redemptions. This liquidity will enhance the value for all shareholders.

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

                                                                                     As of September 30,
                                                                            --------------------------------------
                                                                                          2007               2006
                                                                            ------------------- ------------------
Loans receivable secured by real estate                                          $  11,163,000      $  13,846,500
Joint Venture investments in real estate developments                               33,704,973         33,270,955
Direct investments in real estate developments                                       5,213,220         11,691,620
                                                                            ------------------- ------------------
Total investments in real estate per US GAAP                                        50,081,193         58,809,075
Collectible interest and preferred return not reportable per US GAAP                 4,887,203          4,395,256
                                                                            ------------------- ------------------
   Estimated realizable value of investments in real estate                      $  54,968,396      $  63,204,331
                                                                            =================== ==================


Net Realizable Value of Assets per Share

The following calculation determines the estimated net realizable value per share of stock at September 30, 2007 and 2006:

                                                                                     As of September 30,
                                                                            --------------------------------------
                                                                                          2007               2006
                                                                            ------------------- ------------------
Cash                                                                              $  1,759,241       $  3,006,024
Other assets                                                                         1,015,379          1,135,881
Estimated realizable value of investments in real estate                            54,968,396         63,204,331
                                                                            ------------------- ------------------
Total realizable assets                                                             57,743,016         67,346,236
Accounts and notes payable                                                            (597,313)        (1,650,694)
                                                                            -------------------- ------------------
Estimated net realizable assets                                                  $  57,145,703      $  65,695,542
Shares outstanding                                                                  13,951,452         14,991,325
                                                                            ------------------- ------------------
   Estimated net realizable assets per share                                     $        4.10      $        4.38
                                                                            =================== ==================

Our estimated net realizable assets per share were $4.10 at September 30, 2007, a decrease of $0.28 per share from the $4.38 we estimated at September 30, 2006. The decrease results from writedowns in estimated realizable value of some of our investments resulting from the declines in home prices for the real estate developments in which we have invested.


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

None.


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

Under the supervision of Michael Rider, the Company's Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities Exchange Act of 1934) as of September 30, 2007. Based on that evaluation, Mr. Rider has concluded that those controls and procedures were effective in making known to them, on a timely basis, the material information needed for the preparation of this Report on Form 10-KSB. There were no significant changes in the Company's internal controls or in other factors that could significantly affect those internal controls since the date of their evaluation.

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

Our auditors identified the following significant deficiency in connection with their audit of the 2006 Financial Statements: (i) there were not sufficient personnel in the accounting and finance department. Our auditors determined that these significant deficiencies, in the aggregate, do not constitute material weaknesses in the system of internal controls.

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

   Name                               Position
   ----                               --------
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


       The business background and experience of our directors and executive officers is as follows:

       Michael Rider, age 45, is a co-founder, director, Chief Executive Officer and Chief Financial Officer of the Company. Mr. Rider's term of office as a director expires in 2008. Mr. Rider was controller, then Chief Financial Officer for The Plymouth Group and its successor, TPG Development Corporation, a San Francisco Bay Area real estate development company from 1991 until 1998. From 1986 to 1990 Mr. Rider was senior accountant with Kenneth Leventhal & Company, a national public accounting firm specializing in real estate accounting and advisory services. Mr. Rider is a certified public accountant and a member of the Urban Land Institute. Mr. Rider received a B.A. degree in Economics/Business from the University of California Los Angeles.

         William Offenberg, age 54, has been a member of the Board since July 2005. Prior to joining the Board, Mr. Offenberg acted as a consultant to the Board since July 2004. From 1998 to 2005, Mr. Offenberg was an Operating Partner at Morgenthaler Partners, a $2 billion private equity firm, where he specialized in recapitalizations and leveraged buyouts. In his capacity as Operating Partner, Mr. Offenberg has served in a variety of executive and board positions at various Morgenthaler portfolio companies. Between 1993 and 1997, Mr. Offenberg was President and Chief Executive Officer of Gatan International, a developer of scientific instrumentation. Prior to joining Gatan, Mr. Offenberg was President of Spectra-Physics Analytical from 1986 to 1993. Between 1977 and 1986, Mr. Offenberg held various management positions at Perkin-Elmer's Instrument Group. Mr. Offenberg began his career as a chemist at Atlantic Richfield. Mr. Offenberg has degree in Chemistry from Bowdoin College and did graduate work in analytical chemistry at Indiana University.

       Robert Puette, age 65, is the President of Puette Capital Management, Inc., an investment and consulting company that he founded in 2005. He has been a member of the BellaVista Board since March 1, 2002. Prior to such time, Mr. Puette served as an advisory director to the Company. Between 2001 and 2004, Mr. Puette was a partner at the WK Technology venture capital firm. Between 1997 and 2000, Mr. Puette was the President, Chief Executive Officer, and member of the Board of Directors of Centigram Communications Corporation (NASDAQ), a communications technology firm. Prior to his position at Centigram, from 1995 to 1997, Mr. Puette served as President, CEO and Chairman of the Board of Directors at NetFRAME Systems (NASDAQ), a high-availability computer server company, and from 1990 to 1993, Mr. Puette served as President of Apple USA, Apple Corporation (NASDAQ). Prior to 1990, Mr. Puette served as a Group General Manager of Hewlett-Packard Corporation (NYSE). Mr. Puette is also on the Boards of Bentek Corporation (Private), Fat Spaniel Corporation (Private), AuditSolutions, Inc. (Private), Angstrom Power, Inc. (Private) and Aether Wire Corporation (Private). He is also a former director of Cisco Systems (NASDAQ). Mr. Puette holds a BSEE degree from Northwestern University and a MSOR degree from Stanford University.

         Jeffrey Black, age 53, is a Senior Vice President in the Silicon Valley office of Grubb & Ellis, a national real estate company, where he has worked since 1977. In his 30 years as a real estate broker, he has concluded real estate transactions in excess of $1 billion. Notable clients that Mr. Black has represented include eBay, Altera, Amdahl, AT&T, Exxon Corporation, Marriott, TRW Corporation, VLSI Technology, Steelcase, Advanced Micro Devices and Ernst & Young. He has been named one of the Top 10 Brokers Nationwide (Grubb & Ellis
2003); No. 4 Broker in Silicon Valley (San Jose Business Journal 2003); the Hall of Fame Award (Association of Silicon Valley Brokers 1997). Mr. Black has a Bachelor's of Science and Commerce degree in Finance from the University of Santa Clara.

       Patricia Wolf, age 61, is currently Chair of the Board of Trustees for Ottawa University where she focuses on strategic planning issues. From 1986 until 2002 she was employed by Management Technology America, the computer software company she founded in 1986. In 1999, Ms. Wolf sold Management Technology America to a company listed on the NYSE. During the period from 1999 to 2002 she continued her employment with Management Technology America. Ms. Wolf holds a Bachelor's degree in Business Administration and a Master's degree in Management, both from Ottawa University.

Terms of Directors and Officers

Our Board of Directors consists of the number of persons as shall be fixed by the Board of Directors from time to time by resolution to be divided into three classes, designated Class I, Class II and Class III, with each class to be as nearly equal in number of directors as possible. Currently there are five director positions. Mr. Puette is a Class I director and his term expires as of the annual meeting of shareholders for the fiscal year ended in 2009. Mr. Black and Ms. Wolf are Class II directors and their terms expire as of the meeting for the fiscal year ended in 2007. Mr. Rider and Mr. Offenberg are Class III directors, and their terms expire as of the meeting for the fiscal year ended in 2008. At each annual meeting, the successors to the class of directors whose term expires at that time are to be elected to hold office for a term of three years, and until their successors are elected and qualified, so that the term of one class of directors expires at each annual meeting. The full Board acts to nominate candidates for the Board, as there is no separate nominating committee. There have been no changes during the year covered by this report in the procedures for nomination or by which shareholders may recommend nominees to the Board.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of copies of the Forms 3, 4 and 5 and amendments thereto furnished to the Company with respect to the fiscal year ended 2007, or written representations that no such reports were required to be filed with the Securities and Exchange Commission, the Company believes that, except as noted below, during the year ended September 30, 2007, all directors and officers of the Company and beneficial owners of more than 10% of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act filed their required Forms 3, 4, or 5, as required by Section 16(a) of the Securities Exchange Act of 1934, as amended. The Company became aware in December 2007 that director Jeffrey Black had not filed a Form 4 or 5 for certain acquisitions of beneficial ownership occurring in December 2005 and December 2006. As of the date of this report, Mr. Black has filed the required Form 4.

Code of Ethics

The Company has adopted a Code of Ethics applicable to the Chief Executive Officer, the Chief Financial Officer, and the principal accounting officer. The Company's Code of Ethics is set forth as Exhibit 14.1 to this report.


ITEM 10.     EXECUTIVE COMPENSATION.


Compensation of Officers


Summary Compensation Table
-----------------------------------------------------------------------------------------------------------------
Name             Year    Salary      Bonus      Stock      Option     Non-       Nonqualified All         Total
and                      ($)         ($)        Awards     Awards     Equity     Deferred     Other       ($)
Principal                                       ($)        ($)        Incentive  Compensa-    Compen-
Position                                                              Plan       tion         sation
                                                                      Compensa-  Earnings     ($)
                                                                      tion        ($)
                                                                      ($)
---------------- ------- ----------- ---------- ---------- ---------- ---------- ---------- ----------- ----------
Michael          2007    $250,000   $12,500     0          0          0          0          0           $262,500
Rider,
Chief Executive
Officer,
Director         ------- ---------- ----------- ---------- ---------- ---------- ---------- ----------- ----------
                 2006    $250,000   $19,397     0          0          0          0          0           $269,397
---------------- ------- ---------- ----------- ---------- ---------- ---------- ---------- ----------- ----------
Eric             2007    $150,000   $20,500     0          0          0          0          0           $170,500
Hanke,
Chief
Investment
Officer,
Secretary       ------- ---------- ----------- ---------- ---------- ---------- ---------- ----------- ----------
                 2006    $159,519   $70,000     0          0          0          0          0           $229,519
-----------------------------------------------------------------------------------------------------------------


On May 12, 2007, the Company entered into a 2007 Compensation Agreement with each of Michael Rider and Eric Hanke.

Mr. Rider's agreement provides for base salary of $250,000 per annum. It provides for an annual bonus of up to $50,000 which is scaled and contingent based on performance criteria, including (i) scaled increases in a measure of the Company's net realizable value of its assets during the calendar year 2007,
(ii) achieving goals in control of operating expenditures, and (iii) engaging a consultant to provide additional accounting oversight; plus an additional bonus of up to $25,000 in the event certain performance targets are exceeded. The agreement also provides for deferred equity compensation, in the form of up to 70,588 shares of the registrant's common stock, to be granted based on increases in a measure of the registrant's net realizable value of its assets over the three calendar year period ending December 31, 2008. All or a portion of the shares will vest on that date in an amount scaled and determined according to benchmark values, with all of the shares vesting if the registrant's net realizable value of its assets, as calculated for purposes of its periodic reports, has increased to $6.12 per share at that date. If such value is in excess of $6.12 per share at that date, then additional shares may be granted in the discretion of the Board. The agreement also provides for determination of these bonus compensation items upon termination of Mr. Rider's employment by the registrant with cause, termination without cause or voluntary termination by Mr. Rider.

Mr. Hanke's agreement provides for base salary of $150,000 per annum. It provides for an annual bonus of up to $50,000 which is scaled and contingent based on performance criteria, including (i) scaled increases in a measure of the registrant's net realizable value of its assets during the calendar year 2007, (ii) comparison of the performance of completed investments to Company targets, and (iii) assessment of management of the registrant's loan portfolio during the year; plus an additional bonus of up to $25,000 in the event certain performance targets are exceeded. The agreement also provides for deferred compensation, in the form of up to 70,588 shares of the registrant's common stock to be granted based on increases in a measure of the registrant's net realizable value of its assets over the three calendar year period ending December 31, 2008. All or a portion of the shares will vest on that date in an amount scaled and determined according to benchmark values, with all of the shares vesting if the registrant's net realizable value of its assets, as calculated for purposes of its periodic reports, has increased to $6.12 per share at that date. If such value is in excess of $6.12 per share at that date, then additional shares may be granted in the discretion of the Board. The agreement also provides for determination of these bonus compensation items upon termination of Mr. Hanke's employment by the registrant with cause, termination without cause or voluntary termination by Mr. Hanke. On November 30, 2007 the Company terminated Mr. Hanke. According to the terms of his employment agreement Mr. Hanke shall receive payment of $75,000 in the form of salary continuance from the date of his termination to May 31, 2008. Due to the termination Mr. Hanke will not be eligible to receive any bonus compensation nor be eligible for the deferred compensation discussed above.

The terms of employment contracts between the Company and each of Mr. Rider and Mr. Hanke are set forth in Exhibits 10.1 and 10.2, respectively, to this report.

Outstanding Equity Awards At Fiscal Year-End


--------------------------------------------------------------------------------------------------------------------
Name      Number      Number         Equity      Option   Option     Number    Market     Equity     Equity
          of          of             Incentive   Exercise Expiration of Shares Value of   Incentive  Incentive
          Securities  Securities     Plan        Price    Date       or Units  Shares or  Plan       Plan
          Underlying  Underlying     Awards;     ($)                 of Stock  Units of   Awards;    Awards;
          Unexercised Unexercised    Number                          That Have Stock      Number     Market or
          Options     Options        of                              Not       That Have  of         Payout
          (#)         (#)            Securities                      Vested    Not        Unearned   Value
          Exercisable Unexercisable  Underlying                      (#)       Vested     Shares,    Of
                                     Unexercised                               ($)        Units or   Unearned
                                     Unearned                                             Other      Shares,
                                     Options                                              Rights     Units or
                                     (#)                                                  That Have  Other
                                                                                          Not        Rights
                                                                                          Vested     That Have
                                                                                          (#)        Not
                                                                                                     Vested
                                                                                                     ($)

--------------------------------------------------------------------------------------------------------------------
Michael                                                                                   70,588     $431,999(1)
Rider
--------------------------------------------------------------------------------------------------------------------

(1) Payout Value is not calculated based on any current market value, as payout will be earned only if a specified estimated share value is achieved. Accordingly, the Company has estimated the Payout Value based on the earn out criterion of $6.12 per share.

Compensation of Directors


--------------------------------------------------------------------------------------------------------------------
Name               Fees         Stock        Option       Non-Equity    Nonqualified     All Other       Total
                  Earned        Awards       Awards     Incentive Plan    Deferred     Compensation       ($)
                    Or           ($)           ($)       Compensation   Compensation        ($)
                  Paid in                                    ($)          Earnings
                   Cash                                                      ($)
                    ($)
--------------- ------------ ------------- ------------ --------------- -------------- -------------- -------------
William             $39,000             0            0               0              0              0       $39,000
Offenberg
--------------- ------------ ------------- ------------ --------------- -------------- -------------- -------------
Robert               34,000             0            0               0              0              0        34,000
Puette
--------------- ------------ ------------- ------------ --------------- -------------- -------------- -------------
Patricia             34,000             0            0               0              0              0        34,000
Wolf
--------------- ------------ ------------- ------------ --------------- -------------- -------------- -------------
Jeffrey              34,000             0            0               0              0              0        34,000
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

Security Ownership of Certain Beneficial Owners

                                                         Number      Percent
Title of Class  Name and Address of Beneficial Owner   of Shares     of Class
                                                      ------------ ------------
 Common Stock   MacKenzie Patterson Fuller, LLC
                1640 School Street
                Moraga, California 94556                1,349,232        10.75

                Jay Duncanson
                c/o Menlo Advisors
                800 Oak Grove Avenue
                Menlo Park, CA 94025                      658,735         5.25
                                                      ------------ ------------
                   Total                                2,007,967        16.00
                                                      ============ ============


The following table presents information regarding the beneficial ownership of our capital stock as of September 30, 2007 of: (1) each of our directors and executive officers; and (2) all of our directors and executive officers as a group. As of the date of this report, MacKenzie, Patterson, Fuller, Inc., holding 1,349,232 shares and Jay Duncanson, holding 658,735 shares, are the only persons known by us to own beneficially five percent or more of our outstanding capital stock. Unless otherwise indicated in the footnotes to the table, the beneficial owners named have, to our knowledge, sole voting and investment power with respect to the shares beneficially owned, subject to community property laws where applicable.

                                                     Number             Percent
 Title of Class    Beneficial Owner               of Shares            of Class
                                          ------------------ -------------------
 Common Stock      Robert Puette                    405,241                3.23
                   Jeffrey Black                    276,138                2.20
                   Patricia Wolf                    167,030                1.33
                   William Offenberg                107,404                   *
                   Michael Rider                     12,164                   *
                   Eric Hanke                         2,170                   *
                                          ------------------ -------------------
                      Total                         970,147                7.73
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




ITEM 13.  EXHIBITS.

a. Financial Statements. The following financial information is included as a separate section of this Annual Report on Form 10-KSB:

1.   Report of Independent Registered Public Accounting Firms

2.   Consolidated Balance Sheets as of September 30, 2007 and 2006

3.   Consolidated Statements of Operations for the years ended
     September 30, 2007 and 2006

4. Consolidated Statement of Shareholders' Equity for the years ended September 30, 2007 and 2006

5.   Consolidated Statements of Cash Flows for the years ended
     September 30, 2007 and 2006

6. Notes to Consolidated Financial Statements for the years ended September 30, 2007 and 2006

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

     4.1 Shareholder Rights Agreement dated July 19, 2004 is incorporated by reference to Exhibit 4.4 in the Form 8-K previously filed July 20, 2004

     10.1 Compensation Agreement dated May 12, 2007 between BellaVista Capital, Inc. and Michael Rider is incorporated by reference to Exhibit 10.1 to the Company's March 31, 2007 Form 10-QSB, previously filed on May 21, 2007

     10.2 Compensation Agreement dated May 12, 2007 between BellaVista Capital, Inc. and Eric Hanke is incorporated by reference to Exhibit 10.2 to the Company's March 31, 2007 Form 10-QSB, previously filed on May 21, 2007

     10.3 Legal Services Retention Agreement between BellaVista Capital, Inc. and Ben Hamburg is incorporated by reference to Exhibit 10.1 to the Company's 2004
                           Form 10-K, previously filed on May 9, 2005

     10.4 Compensation Agreement dated September 25, 2007 between BellaVista Capital, Inc. and William Offenberg

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

c.   Financial Statement Schedules

     None

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The Company accrues expenses associated with principal accountant fees and services in the year being audited or serviced. The following table presents the expenses accrued by the Company for such fees and services:

                                           Year Ended September 30,
                                     -------------------------------------
                                                  2007               2006
                                     ------------------ ------------------
Audit fees                                  $  162,028         $  138,160
Audit-related fees                                  --                 --
Tax fees                                        24,170             18,925
All other fees                                      --                 --
                                     ------------------ ------------------
   Total                                    $  186,198         $  157,085
                                     ================== ==================

Tax fees are comprised of fees related to the preparation and filing of the Company's federal and applicable state tax returns.

The Company does not have an independent audit committee, and the full board of directors therefore serves as the audit committee for all purposes relating to communication with the Company's auditors and responsibility for the Company audit. All engagements for audit services, audit related services and tax services are approved in advance by the full board of directors of the Company. The Company's Board of Directors has considered whether the provision of the services described above for the years ended September 30, 2007 and 2006, is compatible with maintaining the auditor's independence.

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


Signature                  Capacity                            Date
---------                  --------                            ----

                           Chief Executive Officer, Chief
/s/ Michael Rider          Financial Officer and Director      December 31, 2007
-------------------------
Michael Rider

/s/ William Offenberg      Chairman                            December 31, 2007
-------------------------
William Offenberg

/s/ Robert Puette          Director                            December 31, 2007
-------------------------
Robert Puette

/s/ Jeffrey Black          Director                            December 31, 2007
-------------------------
Jeffrey Black

/s/ Patricia Wolf          Director                            December 31, 2007
-------------------------
Patricia Wolf

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                         Page No
                                                                         -------

Report of independent registered public accounting firm -
PMB Helin Donovan, LLP                                                    FS-1

Consolidated balance sheets as of September 30, 2007 and 2006             FS-2

Consolidated statements of operations for the years ended
September 30, 2007 and 2006                                               FS-3

Consolidated statements of shareholders' equity for the years ended
September 30, 2007 and 2006                                               FS-4

Consolidated statements of cash flows for the years ended
September 30, 2007 and 2006                                               FS-5

Notes to consolidated financial statements                                FS-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of BellaVista Capital, Inc.

We have audited the accompanying consolidated balance sheets of BellaVista Capital, Inc., as of September 30, 2007 and 2006 and the related consolidated statements of operations, shareholders' equity, and cash flows for the years ended September 30, 2007 and 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BellaVista Capital, Inc. as of September 30, 2007 and 2006, and the results of its consolidated operations and its consolidated cash flows for the years ended September 30, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.


                                                         PMB Helin Donovan, LLP


San Francisco, California
December 19, 2007

                            BELLAVISTA CAPITAL, INC.

                           CONSOLIDATED BALANCE SHEETS

                               AS OF SEPTEMBER 30,



                                                                          2007                  2006
                                                          --------------------- ---------------------
ASSETS:
Cash and cash equivalents                                        $   1,759,241         $   3,006,024
Loans receivable secured by real estate                             11,163,000            13,846,500
Joint venture investments in real estate developments               33,704,973            33,270,955
Direct investments in real estate developments                       5,213,220            11,691,620
Fixed assets, net of $95,620 and $73,919 accumulated
   depreciation at September 30, 2007 and 2006                          32,220                44,400
Other assets, net                                                      958,201               747,672
                                                          --------------------- ---------------------
        Total assets                                             $  52,830,855         $  62,607,171
                                                          ===================== =====================


LIABILITIES AND SHAREHOLDERS' EQUITY:
Accounts payable and accrued expenses                             $    587,791         $   1,650,694
Capital lease                                                            9,521                    --
                                                          --------------------- ---------------------
        Total liabilities                                              597,312             1,650,694

Commitments and contingencies (see note 11)

Common stock: par value $0.01, 50,000,000 shares
   authorized at September 30, 2007 and 2006;
   13,951,452 and 14,991,325 shares issued and
   outstanding at September 30, 2007 and 2006,
   respectively                                                    198,812,376           201,216,369
Accumulated dividends and distributions                            (90,621,455)          (90,621,455)
Accumulated deficit                                                (55,957,378)          (49,638,437)
                                                          --------------------- ---------------------
        Total shareholders' equity                                  52,233,543            60,956,477
                                                          --------------------- ---------------------
        Total liabilities and shareholders' equity              $   52,830,855         $  62,607,171
                                                          ===================== =====================




               The accompanying notes are an integral part of these statements.

                            BELLAVISTA CAPITAL, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                        FOR THE YEARS ENDED SEPTEMBER 30,


                                                                                       2007               2006
                                                                          ------------------ ------------------
REVENUES:
Revenues from loans receivable                                                 $  1,685,510       $  1,149,498
Revenues from joint venture investments in real estate developments               1,855,390            387,458
Revenues from direct investments in real estate developments                     11,117,701         43,515,738
Interest income                                                                      49,932            103,434
Other revenues                                                                       17,151            120,081
                                                                          ------------------ ------------------
   Total revenues                                                                14,725,684         45,276,209
   Cost of direct investments in real estate developments                       (11,288,647)       (40,164,858)
                                                                          ------------------ ------------------
   Gross profit                                                                   3,437,037          5,111,351

EXPENSES:
Salaries expense                                                                    714,245            724,614
Facilities expense                                                                   93,440             87,514
Legal and accounting expense                                                        290,239            184,755
Board of directors fees and insurance                                               318,023            250,324
Administrative expense                                                               84,432             98,873
REO and non-recurring expenses                                                      327,064            826,679
Depreciation                                                                         21,701             31,149
Provision for impairment of real estate investments                               7,665,943            928,855
                                                                          ------------------ ------------------
   Total expenses                                                                 9,515,087          3,132,763
                                                                          ------------------ ------------------
   Net income (loss) from operations                                             (6,078,050)         1,978,588

OTHER INCOME (EXPENSE)
Income from legal settlements, net of collection costs                                   --          1,090,250
Discount on other receivable                                                       (213,496)                --
                                                                          ------------------ ------------------
   Total other income                                                              (213,496)         1,090,250
                                                                          ------------------ ------------------
   Net income before tax                                                         (6,291,546)         3,068,838
   Income tax expense                                                               (27,395)            (2,400)
                                                                          ------------------ ------------------
   Net income (loss) allocable to common stock                                $  (6,318,941)      $  3,066,438
                                                                          ================== ==================

Basic and diluted net income (loss) per common share......................      $     (0.44)        $     0.20
                                                                          ================== ==================

Basic and diluted weighted-average common shares outstanding..............       14,286,236         14,991,325
                                                                          ================== ==================




               The accompanying notes are an integral part of these statements.

                            BELLAVISTA CAPITAL, INC.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                 FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND 2006







                                                             Common Stock
                                                    ----------------------------
                                                                                    Accumulated
                                                                                  Dividends and    Accumulated
                                                           Shares        Amount   Distributions        Deficit           Total
                                                    -------------- ------------- --------------- --------------- --------------
Shareholders' equity at October 1, 2005                14,991,325   201,216,369     (90,621,455)    (52,704,875)    57,890,039
   Net income                                                  --            --             --        3,066,438      3,066,438
                                                    -------------- ------------- --------------- --------------- --------------
Shareholders' equity at September 30, 2006             14,991,325   201,216,369     (90,621,455)    (49,638,437)    60,956,477
   Stock repurchases                                   (1,039,873)   (2,403,993)             --              --     (2,403,993)
   Net income                                                  --            --              --      (6,318,941)    (6,318,941)
                                                    -------------- ------------- --------------- --------------- --------------
Shareholders' equity at September 30, 2007             13,951,452  $198,812,376    $(90,621,455)   $(55,957,378)   $52,233,543
                                                    ============== ============= =============== =============== ==============





















               The accompanying notes are an integral part of these statements.

                            BELLAVISTA CAPITAL, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                        FOR THE YEARS ENDED SEPTEMBER 30,



                                                                                                       2007                2006
                                                                                        -------------------- -------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
      Net (loss) income                                                                       $  (6,318,941)       $  3,066,438
    Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation                                                                                21,701              31,149
         Provision for impairment                                                                 7,665,943             928,855
         (Decrease) increase in accounts payable and accrued expenses                              (263,266)            357,214
         Increase in other assets, net                                                             (210,529)           (533,237)
                                                                                        -------------------- -------------------
           Net cash provided by operating activities                                                894,908           3,850,419

 CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from repayments of investments in real estate                                      28,198,247          43,333,771
     Investments in real estate                                                                 (27,935,945)        (50,576,186)
     Purchase of fixed assets                                                                            --              (3,776)
                                                                                        -------------------- -------------------
         Net cash (used in) provided by investing activities                                        262,302          (7,246,191)

 CASH FLOWS FROM FINANCING ACTIVITIES:
    Stock repurchases                                                                            (2,403,993)                 --
    Borrowings under unsecured notes payable                                                      2,770,000                  --
    Repayment of unsecured notes payable                                                         (2,770,000)                 --
    Borrowings under secured notes payable                                                               --          12,810,681
    Repayment of secured notes payable                                                                   --         (20,845,128)
                                                                                        -------------------- -------------------
         Net cash used in financing activities                                                   (2,403,993)         (8,034,447)
                                                                                        -------------------- -------------------
           Net (decrease) increase in cash and cash equivalents                                  (1,246,783)        (11,430,219
           Beginning cash and cash equivalents                                                    3,006,024          14,436,243
                                                                                        -------------------- -------------------
           Ending cash and cash equivalents                                                    $  1,759,241        $  3,006,024
                                                                                        ==================== ===================
 Cash paid for interest, net of amounts capitalized of $9,522 and $781,116 for the             $         --        $         --
    years ending September 30, 2007 and 2006
                                                                                        ==================== ===================

 Cash paid for income taxes and franchise fees                                                 $      2,400        $      2,400
                                                                                        ==================== ===================
 Supplementary disclosure of noncash investing and financing activities:

 Acquisition of property and equipment through a capital lease                                 $      9,521         $        --
                                                                                        ==================== ===================


               The accompanying notes are an integral part of these statements.

                            BELLAVISTA CAPITAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   ORGANIZATION AND BUSINESS:


Organization

BellaVista Capital, Inc., a Maryland corporation (the Company, our, we), was formed on March 18, 1999 and commenced operations effective May 1, 1999. We are engaged in the business of investing in real estate development projects, primarily in California. Our investments are structured as loans secured by real estate, loans made to real estate development entities, or as joint venture investments in real estate development entities. We are organized in a single operating segment for purposes of making operating decisions and assessing performance. BellaVista Capital, Inc. is also the 100% shareholder of 99 Investors, Inc. and Sands Drive San Jose, Inc., both California corporations formed for the purpose of developing and selling residential real estate.

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

We had no impaired loans receivable as of September 30, 2007 or 2006.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash held in financial institutions and other highly liquid short-term investments with original maturities of three months or less. As of September 30, 2007 we had cash totaling approximately $1.6 million in excess of the $100,000 limits provided by the Federal Deposit Insurance Corporation.

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


3.  LOANS RECEIVABLE SECURED BY REAL ESTATE:

As of September 30, 2007 we had loans receivable secured by real estate summarized by location below:


Description                                      Amount                               Carrying
                                               Invested        Impairments              Amount         In Default
                                     ------------------- ------------------ ------------------- ------------------
SF Bay Area                                 $ 9,353,000          $      --         $ 9,353,000        $   600,000
California Central Valley                       960,000                 --             960,000                 --
Other Western States                            850,000                 --             850,000                 --
                                     ------------------- ------------------ ------------------- ------------------
Total                                      $ 11,163,000          $      --        $ 11,163,000        $   600,000
                                     =================== ================== =================== ==================

Loans Receivable Secured by Real Estate consist of loans to real estate developers which are secured by deeds of trust on real property, pay interest monthly and generally have repayment guarantees from the principals of the borrowing entity. As of September 30, 2007 $10,463,000 of these loans were secured by first trust deeds and $700,000 were secured by second trust deeds. Additionally, at September 30, 2007 one loan totaling $600,000 was in default under the terms of our loan.


4. JOINT VENTURE INVESTMENTS IN REAL ESTATE DEVELOPMENTS:

As of September 30, 2007 we had the following joint venture investments in real estate developments which are summarized by location below:

                                                                                                        Remaining
                                                Amount                                Carrying            Funding
Description                                    Invested        Impairments              Amount         Obligation
                                     ------------------- ------------------ ------------------- ------------------
SF Bay Area                               $  17,448,042       $         --       $  17,497,206       $  4,175,878
California Central Valley                    11,697,253         (2,303,348)          9,429,120          1,283,679
Southern California                          10,966,847         (5,362,595)          5,617,424                 --
Other                                         1,157,425                 --           1,161,223                 --
                                     ------------------- ------------------ ------------------- ------------------
Total                                     $  41,269,567       $  7,665,943       $  33,704,973       $  5,459,557
                                     =================== ================== =================== ==================

Joint Venture Investments in real estate developments consist of ADC Loans and joint ventures investments with real estate developers. ADC Loans, which are loan arrangements that are typically secured by real property, provide for the payment of interest from an interest reserve established from loan funds and may also provide for the payment of an exit fee as a percentage of sales from each unit in the development or a share of project profits. Joint Venture investments are equity investments in operating entities formed for the purpose of developing real estate. Our investment typically earns a preferred return calculated based on our investment amount at a specific rate during the term of the investment and a share of the project profits. As of September 30, 2007 we had recognized impairments totaling approximately $7.7 million on four of our joint venture investments in real estate developments.

5.   DIRECT INVESTMENTS IN REAL ESTATE DEVELOPMENTS:

As of September 30, 2007, we held title to the following property which we received through foreclosure:

                                        Amount Invested         Recognized           Carrying           Costs to
Description                           (net of payments)         Impairment             Amount           Complete
                                     ------------------- ------------------ ------------------ ------------------
   SF Bay Area                             $  6,469,661        $ 1,492,052       $  5,213,220         $   50,000
                                     ------------------- ------------------ ------------------ ------------------
         Total                             $  6,469,661        $ 1,492,052       $  5,213,220         $   50,000
                                     =================== ================== ================== ==================

This property is an approximately 6,400 square foot home in Tiburon, California. Construction is complete and the property is on the market for sale.


6.  PROPERTY, PLANT AND EQUIPMENT:

We had the following property, plant and equipment:

                                                 As of September 30,
                                        ---------------------------------------
                                        September 30, 2007  September 30, 2006
                                        ------------------- -------------------
Computer Equipment                               $  88,110          $  78,589
Furniture                                           39,730             39,730
                                        ------------------- -------------------
   Total furniture and equipment                   127,840            118,319
   Accumulated depreciation                        (95,620)           (73,919)
                                        ------------------- -------------------
   Furniture and Equipment, net                  $  32,220          $  44,400
                                        =================== ===================



7.  NOTES PAYABLE:

The following table describes our notes payable:

                                                 As of September 30,
                                        ---------------------------------------
                            Credit line               2007                2006
                                        ------------------- -------------------
Unsecured line of credit     1,000,000           $      --           $      --
Secured line of credit       3,000,000                  --                  --
                                        ------------------- -------------------
   Total                                         $      --           $      --
                                        =================== ===================

The unsecured line of credit is a revolving line of credit which bears interest at Prime plus 0.75% (8.25% and 9.00% at September 30, 2007 and 2006, respectively) and is due February 2008.

The secured line of credit is a revolving line of credit secured by our Direct Investment in Real Estate Development. The line bears interest at Prime plus 0.50% (8.0% and 8.75% at September 30, 2007 and 2006, respectively) and is due July 2008.


8.  SHAREHOLDERS' EQUITY:

There is currently no public trading market for our stock. We are authorized to issue up to 50,000,000 shares of Common Stock. During the period from April 30, 1999 through August 31, 2004 we sold 28,007,243 shares of Class A Convertible Preferred Stock, including sales made through our dividend reinvestment program. During this period of time we also repurchased 8,523,991 shares of our Preferred Stock through our redemption programs. We have also offered and sold Series A and B promissory notes of varying amounts and maturities. All sales of stock were made under exemption from the registration requirements of the Securities Act of 1933 pursuant to Regulation D, Rule 506. All sales of stock and notes were to accredited investors, as defined in Regulation D, Rule 501. Appropriate legends were placed on each stock certificate, including a statement that all such shares are restricted stock for purposes of the Securities Act of 1933. On September 1, 2004 our outstanding shares of Preferred Stock totaling 19,483,252 shares, converted to Common Stock in accordance with the terms of the Preferred Stock. At the time of conversion, there were 100 shares of common stock issued and outstanding. On December 27, 2004 we repurchased 1,179,184 shares in connection with a legal settlement. On March 1, 2005 we repurchased an additional 3,312,843 shares of Common Stock under an issuer tender offer at a price of $3.62 per share.

Since June 2005, a group of entities associated with Mackenzie Patterson Fuller, Inc. (collectively "MPF") have acquired an aggregate of 1,256,872 shares as of September 30, 2007 through a series of unsolicited tender offers. During the year ended September 30, 2007 the Company responded to tender offers made by MPF at prices the Company believed were overly opportunistic by commencing its own tender offer to repurchase shares, and purchased shares in the following amounts and prices:

Offer Date                         Shares              Price       Total Amount
                                Purchased
                           ---------------                       ---------------
October 14, 2006                  725,217              $2.25         $1,631,728
June 8, 2007                      300,656              $2.40            721,574
                           ---------------                       ---------------
                                1,025,873                            $2,353,302
                           ===============                       ===============

During the year ended September 30, 2007, the Company negotiated settlements and releases of certain claims against the Company and certain of its current and former officers and directors made by two shareholders holding 14,000 Shares. The settlement included, among other terms, the repurchase of the 14,000 Shares held by the shareholders at $3.62 per share for a purchase price of $50,691, and the dismissal with prejudice of the claims of the shareholder included in the complaint served on the Company in April 2006.

On October 17, 2007, subsequent to our fiscal year end, the Company negotiated settlements and releases of certain claims against the Company and certain of its current and former officers and directors the terms of which provided that the shareholder tender 130,000 shares of his BellaVista Capital stock to the Company for no consideration and additionally provided that the Company would repurchase 25,966 shares of BellaVista stock from the shareholder at a price of $2.40 per share for a total payment of $62,318.40.

Subsequent to September 30, 2007, MPF commenced another tender offer to purchase up to 750,000 shares at a price of $1.75 per share. The Company responded with its own tender offer to repurchase up to 1,500,000 shares at a price of $2.00 per share, and purchased a total of 1,249,969 shares at that price in November 2007.

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

At September 30, 2007 and 2006, we had U.S. federal net operating loss carryforwards of approximately $96.7 million and $98.1 million, respectively. The net operating loss carryforwards expire in various amounts between the years 2016 and 2020. If there is a change in ownership, utilization of the U.S. net operating losses may be subject to substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

Operating Loss Carryforward

Operating loss carryforwards consisted of the following:

                                                  Federal          California
                                           Operating Loss      Operating Loss
                                             Carryforward        Carryforward
                                      -------------------- -------------------
September 30, 2006                          $   4,413,981        $  4,411,581
September 30, 2005                             12,485,650          12,485,650
December 31, 2004                              34,098,334          34,098,334
December 31, 2003                              38,176,549          22,905,929
December 31, 2002                               7,488,817           3,915,918
                                      -------------------- -------------------
   Total                                    $  96,663,331       $  77,817,412
                                      ==================== ===================


Deferred Taxes

The significant components of the Company's deferred tax assets are as follows:

                                                  As of September 30,
                                         --------------------------------------
                                                       2007               2006
                                         ------------------- ------------------
Net operating loss carryforwards               $ 37,405,711       $ 37,974,252
Income from real estate investments
   reported on tax returns but not
   includible in financial statement
   income                                         2,328,370          2,777,752
Impairment charges reported in financial
   statements but not deducted on tax
   return                                         3,615,978            594,350
   Valuation allowance                          (43,350,059)       (41,346,354)
                                         ------------------- ------------------
   Net deferred tax assets                     $         --       $         --
                                         =================== ==================

As of September 30, 2007 and 2006, the Company and its subsidiaries had provided valuation allowances of approximately $43.4 million and $41.3 million, respectively, in respect of deferred tax assets resulting from tax loss carryforwards and temporary timing differences in the reporting of revenues and expenses because it is more likely than not that the carryforwards may expire unused and that future tax deductions may not be realized through future operations.

The following table presents the income tax provision for federal and state income taxes for the years ended September 30, 2007 and 2006.

                                    Year Ended September 30,
                              --------------------------------------
                                            2007               2006
                              ------------------- ------------------
Federal                             $     20,525         $       --
State                                      6,870              2,400
                              ------------------- ------------------
   Total                            $     27,395         $    2,400
                              =================== ==================


The provision for income taxes differs from the amount that would result from applying the federal statutory rate for the years ended September 30, 2007 and 2006:

                                             Year Ended September 30,
                                       --------------------------------------
                                                     2007               2006
                                       ------------------- ------------------
Statutory regular federal
   income tax benefit rate                       (34.00)%           (34.00)%
State taxes                                       (5.83)%            (5.83)%
Change in valuation allowance                     39.83 %            39.83 %
                                       ------------------- ------------------
   Total                                              --%                --%
                                       =================== ==================


10.   COMMITMENTS AND CONTINGENCIES:

Operating leases

The following is a schedule, by years, of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of September 30, 2007:

Year ended September 30, 2008                                  $   44,670
Year ended September 30, 2009                                          --
                                                       -------------------
   Net minimum lease payments                                  $   44,670
                                                       ===================

Litigation

As of September 30, 2007, the Company was involved in the following litigation in which claims for damages would be material if the plaintiff prevailed and there is at least a reasonable possibility that a loss may have occurred:

         Steven Mayer v BellaVista Capital, Inc. et al. A lawsuit by a shareholder seeking damages totaling approximately $2.1 million for alleged securities law violations. The company has tendered defense of this case to its insurance carrier which has agreed to accept the tender with a reservation of rights. The case was submitted to binding arbitration in accordance with the terms of the Company's stock subscription agreement with the shareholder. The arbitration hearing was conducted during the period from September through December 2006. Both parties submitted closing arguments during February 2007 with oral arguments presented on March 1, 2007. On April 25, 2007 the arbitrator issued his ruling finding in favor of the Company on all claims. In accordance with the terms of the subscription agreement we directed our legal counsel to recover our legal costs resulting from this action. On October 11, 2007 we reached a settlement with Mr. Mayer.

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

          During the year ended September 30, 2007 the Company negotiated settlement and release of claims with plaintiffs holding 14,000 Shares. The settlements included, among other terms, the repurchase of the 14,000 shares held by the shareholders at $3.62 per share for a purchase price of $50,691, and the dismissal with prejudice of the claims of the shareholder included in the complaint.

In addition to the above matters where the Company is a defendant, the Company was the plaintiff in several legal matters which have since been settled. To the extent we have collected those settlements, we have reported income as follows:

                                                                                  Year Ended September 30,
                                                                            --------------------------------------
                                                                                          2007               2006
                                                                            --------------------------------------
Amount received net of $0 and $99,000 in collection costs, respectively, resulting from the settlement totaling $900,000 of a lawsuit to collect on a personal guarantee of repayment from the principals of a borrower who defaulted on payment of its loan.  As of September 30, 2007 no further
payments were remaining related to the settlement.                                   $      --        $   801,000
Amount received, net of $0, and $16,500 in collection costs respectively, resulting from payments received from the settlement totaling $200,000 of a lawsuit against a borrower for fraud and misappropriation of loan funds. As of
September 30, 2007 no further payments were remaining related to the
settlement.                                                                                 --            133,500
Amount received, net of $0 and $19,250, respectively in collection costs, relates to payments received from the settlement totaling $175,000 of a lawsuit against a borrower for fraud and misappropriation of loan funds. As of September 30, 2007 no further payments were remaining related to the
settlement.                                                                                 --            155,750
                                                                            ----------------------------------------
     Totals                                                                          $      --       $  1,090,250
                                                                            ========================================




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

11.  QUARTERLY STATEMENTS OF OPERATIONS (UNAUDITED):

The following tables contain selected unaudited quarterly financial data for the years ended September 30, 2007 and 2006:


                                                    Three Months       Three Months       Three Months        Three Months
                                                           Ended              Ended              Ended               Ended
                                               December 31, 2006     March 31, 2007      June 30, 2007  September 30, 2007
                                              ------------------- ------------------ ------------------ -------------------
 REVENUES:
 Revenues from loans receivable                          448,288            427,782            409,652             399,788
 Revenues from joint venture investments                 109,914            306,606            909,307             529,563
 Revenues from direct investments                      8,194,760          2,358,376            564,565                  --
 Interest income                                          21,380              7,271             10,018              11,263
 Other                                                    10,642                501                555               5,453
                                              ------------------- ------------------ ------------------ -------------------
    Total revenues                                     8,784,984          3,100,536          1,894,097             946,067
    Cost of direct investments in real estate
      developments                                    (8,015,225)        (2,817,393)          (456,029)                 --
                                              ------------------- ------------------ ------------------ -------------------
    Gross profit                                         769,759            283,143          1,438,068             946,067

 EXPENSES:
 Salaries                                                174,316            192,068            182,127             165,734
 Facilities expenses                                      24,172             23,090             23,089              23,089
 Legal and accounting expense                             30,760             34,559             28,049             196,871
 Board of directors fees and insurance                    60,492             73,781             68,794             114,956
 General administrative and other                         23,315             17,894             23,569              19,654
 REO and non-recurring expense                            21,324             67,166            111,640             126,934
 Depreciation expense                                      7,971              8,016              2,328               3,386
 Provision for impairment of investments in
    real estate                                               --                 --          2,303,348           5,362,595
                                              ------------------- ------------------ ------------------ -------------------
    Total expenses                                       342,350            416,574          2,742,944           6,013,219
                                              ------------------- ------------------ ------------------ -------------------
    Net (loss) income from operations                    427,409           (133,431)        (1,304,876)         (5,067,152)

 OTHER INCOME (EXPENSE):
 Discount from sale of receivable                             --                 --                 --            (213,496)
                                              ------------------- ------------------ ------------------ -------------------
    Total other income                                        --                 --                 --            (213,496)
                                              ------------------- ------------------ ------------------ -------------------
    Net income (loss) before income tax                  427,409           (133,431)        (1,304,876)         (5,280,648)
    Income tax expense                                    (2,400)            (8,921)           (47,186)             31,112
                                              ------------------- ------------------ ------------------ -------------------
    Net income (loss)                                $   425,009       $   (142,352)     $  (1,352,062)      $  (5,249,536)
                                              =================== ================== ================== ===================

 Basic and diluted net loss per weighted
    average common share                             $      0.03       $      (0.01)     $       (0.09)      $       (0.37)
                                              =================== ================== ================== ===================

 Basic and diluted weighted-average common
    shares outstanding                                14,589,303         14,266,108         14,264,394          14,024,464
                                              =================== ================== ================== ===================

                                                    Three Months       Three Months       Three Months        Three Months
                                                           Ended              Ended              Ended               Ended
                                               December 31, 2005     March 31, 2006      June 30, 2006  September 30, 2006
                                              ------------------- ------------------ ------------------ -------------------
 REVENUES:
 Revenues from loans receivable                          233,183            242,563            284,565             389,187
 Revenues from joint venture investments                  33,700            173,456             24,081             156,221
 Revenues from direct investments                             --          9,527,366         23,435,223          10,553,149
 Interest income                                          63,073              7,925             32,091                 345
 Other                                                     3,259             24,157             51,796              40,869
                                              ------------------- ------------------ ------------------ -------------------
    Total revenues                                       333,215          9,975,467         23,827,756          11,139,771
    Cost of direct investments in real estate
      developments                                            --         (8,087,341)       (21,799,901)        (10,277,616)
                                              ------------------- ------------------ ------------------ -------------------
    Gross profit                                         333,215          1,888,126          2,027,855             862,155

 EXPENSES:
 Salaries                                                266,613            173,284            151,038             133,679
 Facilities expenses                                      22,335             22,735             21,444              21,000
 Legal and accounting expense                             21,807             19,126             48,802              95,020
 Board of directors fees and insurance                    66,151             60,044             61,742              62,387
 General administrative and other                         32,990             20,989             21,747              23,147
 REO and non-recurring expense                           265,359            117,503            101,682             342,135
 Depreciation expense                                      7,656              7,656              7,656               8,181
 Provision for impairment of investments in
    real estate                                          403,991                 --             81,211             443,653
                                              ------------------- ------------------ ------------------ -------------------
    Total expenses                                     1,086,902            421,337            495,322           1,129,202
                                              ------------------- ------------------ ------------------ -------------------
    Net (loss) income from operations                   (753,687)         1,466,789          1,532,533            (267,047)

 OTHER INCOME (EXPENSE):
 Income from legal settlements, net of
    collection costs                                     854,500             67,000            168,750                  --
                                              ------------------- ------------------ ------------------ -------------------
    Total other income                                   854,500             67,000            168,750                  --
                                              ------------------- ------------------ ------------------ -------------------
    Net income (loss) before income tax                  100,813          1,533,789          1,701,283            (267,047)
                                                          (2,400)                --                 --                  --
                                              ------------------- ------------------ ------------------ -------------------
    Net income (loss)                                 $   98,413       $  1,533,789       $  1,701,283         $  (267,047)
                                              =================== ================== ================== ===================

 Basic and diluted net loss per common share          $     0.01       $       0.10       $       0.11         $     (0.02)
                                              =================== ================== ================== ===================

 Basic and diluted weighted-average common
    shares outstanding                                14,991,325         14,991,325         14,991,325          14,991,325
                                              =================== ================== ================== ===================