Form 10QSB
period 2007-12-31
BELLAVISTA CAPITAL INC
filed 2008-02-21
CIK 1086670

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2007

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

                                  Yes [ ] No [X]

The number of shares of the registrant's only class of common equity, its common stock, outstanding as of February 13, 2008: 12,537,504.

          Transitional Small Business Disclosure Format: Yes [ ] No [X]

Table of Contents

   Part I.  Financial Information

 Item 1.    Financial Statements (unaudited)                                   2

            Condensed Consolidated Balance Sheets as of December 31, 2007
               (unaudited) and September 30, 2007 (audited)                    3

            Condensed Consolidated Statements of Operations for the
               Three Months Ended December 31, 2007 and 2006 (unaudited)       4

            Condensed Consolidated Statement of Shareholders' Equity for
               the Three Months Ended December 31, 2007  (unaudited)           5

            Condensed Consolidated Statements of Cash Flows for the
               Three Months Ended  December 31, 2007 and 2006 (unaudited)      6

            Notes to the Condensed Consolidated Financial
               Statements (unaudited)                                          7

 Item 2.    Management's Discussion and Analysis or Plan of Operation         13

 Item 3.    Controls and Procedures                                           20

 Part II.   Other Information

 Item 1.    Legal Proceedings                                                 21

 Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds       21

 Item 3.    Defaults Upon Senior Securities                                   21

 Item 4.    Submission of Matters to a Vote of Security Holders               21

 Item 5.    Other Information                                                 21

 Item 6.    Exhibits                                                          21

            Signatures                                                        22






See the accompanying notes to these condensed consolidated financial statements.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


         Attached are the following unaudited financial statements of BellaVista Capital, Inc., formerly known as Primecore Mortgage Trust, Inc. (the "Company"):

     (1) Condensed Consolidated Balance Sheets as of December 31, 2007 (unaudited), and September 30, 2007 (audited)

     (2) Condensed Consolidated Statements of Operations for the Three Months ended December 31, 2007 and 2006 (unaudited)

     (3) Condensed Consolidated Statement of Shareholders' Equity for the Three Months ended December 31, 2007 (unaudited)

     (4) Condensed Consolidated Statements of Cash Flows for the Three Months ended December 31, 2007 and 2006 (unaudited)

     (5) Notes to Condensed Consolidated Financial Statements (unaudited)

         The financial statements referred to above should be read in conjunction with the Company's audited financial statements for the period ended September 30, 2007 as filed with the Securities and Exchange Commission in our Annual Report on Form 10-KSB filed December 31, 2007.

























See the accompanying notes to these condensed consolidated financial statements.

                            BELLAVISTA CAPITAL, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)




                                                              December 31, 2007  September 30, 2007
                                                                    (unaudited)           (audited)
                                                             ------------------ -------------------
ASSETS:
Cash and cash equivalents                                       $      141,816     $     1,759,241
Loans receivable secured by real estate                             11,536,500          11,163,000
Joint venture investments in real estate developments               27,740,691          33,704,973
Direct investments in real estate developments                       5,374,819           5,213,220
Property, plant and equipment, net                                      29,100              32,220
Other assets                                                           718,404             958,201
                                                             ------------------ -------------------
        Total assets                                            $   45,541,330     $    52,830,855
                                                             ================== ===================

LIABILITIES AND SHAREHOLDERS' EQUITY:
Secured notes payable                                                  853,000                  --
Accrued expenses and other                                             839,428             587,791
Capital lease                                                            7,597               9,521
                                                             ------------------ -------------------
        Total liabilities                                            1,700,025             597,312

SHAREHOLDERS' EQUITY:
Common stock: par value $0.01, 50,000,000 shares
   authorized; 12,537,504 and 13,951,452 shares
   issued and outstanding at December 31, 2007 and
   September 30, 2007                                              196,237,988         198,812,376
Accumulated dividends and distributions                            (90,621,455)        (90,621,455)
Accumulated deficit                                                (61,775,228)        (55,957,378)
                                                             ------------------ -------------------
        Total shareholders' equity                                  43,841,305          52,233,543
                                                             ------------------ -------------------
        Total liabilities and shareholders' equity              $   45,541,330       $  52,830,855
                                                             ================== ===================









See the accompanying notes to these condensed consolidated financial statements.

                            BELLAVISTA CAPITAL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     For the Three Months Ended December 31,
                                   (unaudited)



                                                                          2007                2006
                                                             ------------------ -------------------
REVENUES:
   Revenues from loans receivable                               $      324,046     $       448,288
   Revenues from joint venture investments
     in real estate developments                                       291,871             109,914
   Revenues from direct investments in real
     estate developments                                                    --           8,194,760
   Interest income                                                       3,889              21,380
   Other                                                                14,756              10,642
                                                             ------------------ -------------------
     Total revenues                                                    634,562           8,784,984
     Cost of direct investments in real
       estate developments                                                  --          (8,015,225)
                                                             ------------------ -------------------
     Gross profit                                                      634,562             769,759

EXPENSES:
   Salaries expense                                                    134,824             174,316
   Facilities expense                                                   23,089              24,172
   Legal and accounting                                                 45,327              30,760
   Board of directors and insurance                                     86,799              60,492
   Administrative expense                                               17,927              23,315
   REO and non-recurring expenses                                       49,211              21,324
   Depreciation                                                          3,120               7,971
   Provision for impairment of
     investments in real estate                                      6,089,715                  --
                                                             ------------------ -------------------
     Total expenses                                                  6,450,012             342,350
                                                             ------------------ -------------------
     Net income (loss) before income taxes                          (5,815,450)            427,409
     Provision for income taxes                                         (2,400)             (2,400)
                                                             ------------------ -------------------
     Net income (loss)                                          $   (5,817,850)    $       425,009
                                                             ================== ===================


Basic and diluted net income (loss) per share                   $        (0.44)    $          0.03
                                                             ================== ===================

Basic and diluted weighted average shares outstanding               13,363,784          14,589,303
                                                             ================== ===================














See the accompanying notes to these condensed consolidated financial statements.

                            BELLAVISTA CAPITAL, INC.

            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                  For the Three Months Ended December 31, 2007
                                   (unaudited)




                                                Common Stock
                                    -----------------------------------

                                                                             Accumulated       Accumulated
                                              Shares            Amount         Dividends           Deficit             Total
                                    ----------------- ----------------- ----------------- ----------------- -----------------
Shareholders' equity at                   13,951,452    $  198,812,376    $  (90,621,455)   $  (55,957,378)   $   52,233,543
   October 1, 2007
   Common stock repurchase                (1,413,948)       (2,574,388)               --                --        (2,574,388)
    Net income                                    --                --                --        (5,817,850)       (5,817,850)
                                    ----------------- ----------------- ----------------- ----------------- -----------------
Shareholders' equity at
   December 31, 2007                      12,537,504    $  196,237,988    $  (90,621,455)   $  (61,775,228)   $   43,841,305
                                    ================= ================= ================= ================= =================


























See the accompanying notes to these condensed consolidated financial statements.

                            BELLAVISTA CAPITAL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     For the Three Months Ended December 31,
                                   (unaudited)





                                                                          2007                2006
                                                             ------------------ -------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss) income                                              $   (5,817,850)    $       425,009
 Adjustments to reconcile net income to net
  cash provided by operations:
    Provision for impairment of investments in
      real estate                                                    6,089,715                  --
    Depreciation                                                         3,120               7,971
    Increase (decrease) in accounts payable and
      other liabilities                                                251,637            (312,332)
    Decrease (increase) in other assets, net                           239,797             (53,962)
                                                             ------------------ -------------------
         Net cash provided by operating activities                     766,419              66,686

 CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from investments in real estate
      developments                                                   3,275,765          10,903,955
    Investments in real estate developments                         (3,936,297)        (10,002,213)
                                                             ------------------ -------------------
         Net cash (used in) provided by                               (660,532)            901,742
           investing activities.

 CASH FLOWS FROM FINANCING ACTIVITIES:
    Repurchase of stock                                             (2,574,388)         (1,631,738)
    Borrowings under secured notes payable                           2,328,000                  --
    Repayments of secured notes payable                             (1,475,000)                 --
    Payments under capital lease                                        (1,924)                 --
                                                             ------------------ -------------------
         Net cash used in financing activities                      (1,723,312)         (1,631,738)
                                                             ------------------ -------------------
           Net decrease in cash and cash equivalents                (1,617,425)           (663,310)
           Beginning cash and cash equivalents                       1,759,241           3,006,024
                                                             ------------------ -------------------
           Ending cash and cash equivalents                     $      141,816     $     2,342,714
                                                             ================== ===================
 Cash paid for interest, net of amounts capitalized
    of $5,671 and $0, for the three months ended
    December 31, 2007 and 2006, respectively                    $           --     $            --
                                                             ================== ===================












See the accompanying notes to these condensed consolidated financial statements.

                            BELLAVISTA CAPITAL, INC.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)





1.   ORGANIZATION AND BUSINESS:

These statements are not a complete financial statement presentation. They should be read in conjunction with our audited September 30, 2007 Financial Statements filed on Form 10-KSB. The accompanying unaudited interim financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. The results of operations for the three months ended December 31, 2007 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

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


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Consolidation Policy

The  consolidated  financial  statements  include  the  accounts  of  BellaVista
Capital,  Inc. and its wholly owned subsidiaries,  99 Investors,  Inc. and Sands

                            BELLAVISTA CAPITAL, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



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

                            BELLAVISTA CAPITAL, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



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

Cash and Cash Equivalents

Cash and cash equivalents include cash held in financial institutions and other highly liquid short-term investments with original maturities of three months or less. As of December 31, 2007 we had cash totaling approximately $360,000 in excess of the $100,000 limits provided by the Federal Deposit Insurance Corporation.

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

                            BELLAVISTA CAPITAL, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS




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


3.  LOANS RECEIVABLE SECURED BY REAL ESTATE:

As of December 31, 2007 we had loans receivable secured by real estate summarized by location below:

                                                 Amount                                Carrying
Description                                    Invested         Impairments              Amount          In Default
                                     ------------------- ------------------- ------------------- -------------------
SF Bay Area                             $     9,726,500     $            --     $     9,726,500     $       600,000
California Central Valley                       960,000                  --             960,000                  --
Other Western States                            850,000                  --             850,000                  --
                                     ------------------- ------------------- ------------------- -------------------
Total                                   $    11,536,500     $            --     $    11,536,500     $       600,000
                                     =================== =================== =================== ===================

Loans Receivable Secured by Real Estate consist of loans to real estate developers which are secured by deeds of trust on real property, pay interest monthly and generally have repayment guarantees from the principals of the borrowing entity. As of December 31, 2007 $10,836,000 of these loans were secured by first trust deeds and $700,000 were secured by second trust deeds. Additionally, at December 31, 2007 one loan totaling $600,000 was in default under the terms of our loan.


4. JOINT VENTURE INVESTMENTS IN REAL ESTATE DEVELOPMENTS:

As of December 31, 2007 we had the following joint venture investments in real estate developments which are summarized by location below:

                                                                                                          Remaining
                                                 Amount                                Carrying             Funding
Description                                    Invested         Impairments              Amount          Obligation
                                     ------------------- ------------------- ------------------- -------------------
SF Bay Area                             $    16,242,825     $            --     $    16,303,478     $     2,366,502
California Central Valley                    10,134,045          (4,666,724)          5,504,395             649,555
Southern California                          11,866,847          (7,084,484)          4,797,090                  --
Other                                         1,131,930                  --           1,135,728                  --
                                     ------------------- ------------------- ------------------- -------------------
Total                                   $    39,375,647     $   (11,751,208)    $    27,740,691     $     3,016,057
                                     =================== =================== =================== ===================

Joint Venture Investments in real estate developments consist of ADC Loans and joint ventures investments with real estate developers. ADC Loans, which are loan arrangements that are typically secured by real property, provide for the payment of interest from an interest reserve established from loan funds and may also provide for the payment of an exit fee as a percentage of sales from each unit in the development or a share of project profits. Joint Venture investments are equity investments in operating entities formed for the purpose of developing real estate. Our investment typically earns a preferred return calculated based on our investment amount at a specific rate during the term of the investment and a share of the project profits. For the trhee months ended December 31, 2007 we recognized impairments totaling approximately $6.1 million on three of our joint venture investments in real estate developments compared with $0 during the three months ended December 31, 2006.

5.   DIRECT INVESTMENTS IN REAL ESTATE DEVELOPMENTS:

As of December 31, 2007, we held title to the following property which we received through foreclosure:

                            BELLAVISTA CAPITAL, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS




                           Amount Invested          Recognized            Carrying            Costs to
Description               (net of payments)         Impairment              Amount            Complete
                        ------------------- ------------------- ------------------- -------------------
   SF Bay Area             $     6,631,260     $     1,492,052     $     5,374,819     $       127,000
                        ------------------- ------------------- ------------------- -------------------
         Total             $     6,631,260     $     1,492,052     $     5,374,819     $       127,000
                        =================== =================== =================== ===================

This property is an approximately 6,400 square foot home in Tiburon, California. Construction is complete and the property is on the market for sale.

6.  PROPERTY, PLANT AND EQUIPMENT:

We had the following property, plant and equipment at December 31, 2007 and September 30, 2007:

                                          December 31, 2007  September 30, 2007
                                        ------------------- -------------------

Computer Equipment                          $       88,110      $       88,110
Furniture                                           39,730              39,730
                                        ------------------- -------------------
   Total property, plant and equipment             127,840             127,840
   Accumulated depreciation                        (98,740)            (95,620)
                                        ------------------- -------------------
   Property, plant and equipment, net       $       29,100      $       32,220
                                        =================== ===================


7.  SHAREHOLDERS' EQUITY:

There is currently no public trading market for our stock. We are authorized to issue up to 50,000,000 shares of Common Stock. During the period from April 30, 1999 through August 31, 2004 we sold 28,007,243 shares of Class A Convertible Preferred Stock, including sales made through our dividend reinvestment program. During this period of time we also repurchased 8,523,991 shares of our Preferred Stock through our various redemption programs. We have also offered and sold Series A and B promissory notes of varying amounts and maturities. All sales of stock were made under exemption from the registration requirements of the Securities Act of 1933 pursuant to Regulation D, Rule 506. All sales of stock and notes were to accredited investors, as defined in Regulation D, Rule 501. Appropriate legends were placed on each stock certificate, including a statement that all such shares are restricted stock for purposes of the Securities Act of 1933. On September 1, 2004 our outstanding shares of Preferred Stock totaling 19,483,252 shares, converted to Common Stock in accordance with the terms of the Preferred Stock. At the time of conversion, there were 100 shares of common stock issued and outstanding. From the date of conversion through September 30, 2007 we have repurchased 1,193,184 shares in connection with a legal settlements and 4,338,716 shares of Common Stock under issuer tender offers at various prices so that at September 30, 2007 we had 13,951,452 shares of Common Stock outstanding.

On October 17, 2007, the Company negotiated settlements and releases of certain claims against the Company and certain of its current and former officers and directors the terms of which provided that the shareholder tender 130,000 shares of his BellaVista Capital stock to the Company for no consideration and additionally provided that the Company would repurchase 25,966 shares of BellaVista stock from the shareholder at a price of $2.40 per share for a total payment of $62,318.40.

On September 21, 2007 a group associated with MacKenzie Patterson Fuller, commenced a tender offer to purchase up to 750,000 shares at a price of $1.75 per share. The Company responded with its own tender offer to repurchase up to 1,500,000 shares at a price of $2.00 per share, and purchased a total of 1,249,969 shares at that price on November 27, 2007. In December 2007 the Company purchased 8,013 shares at $2.00 per share for a total payment of $16,026.

The Company has not declared or paid any dividends on its capital stock during the period from January 1, 2005 through the date of this report.

                            BELLAVISTA CAPITAL, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS




8.   INCOME TAXES

On October 7, 2003 our Board of Directors voted to withdraw our REIT election effective with the tax year beginning January 1, 2004. The withdrawal of this election results in the loss of our ability to deduct the payment of dividends from our taxable income. However, as the result of losses from prior years' operations, the Company had generated a net operating loss carry-forward which it can use to offset future taxable income.

At December 31, 2007 and September 30, 2007, we had U.S. federal net operating loss carryforwards of approximately $98.6 and $96.7 million, respectively. The net operating loss carryforwards expire in various amounts between the years 2016 and 2020. If there is a change in ownership, utilization of the U.S. net operating losses may be subject to substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

Operating Loss Carryforward

Operating loss carryforwards consisted of the following:

                                                  Federal          California
                                           Operating Loss      Operating Loss
                                             Carryforward        Carryforward
                                      -------------------- -------------------
Three months ended December 31, 2007     $      1,930,835     $     1,928,435
Year ended September 30, 2006                   4,413,981           4,411,581
Nine months ended September 30, 2005           12,485,650          12,485,650
Year ended December 31, 2004                   34,098,334          34,098,334
Year ended December 31, 2003                   38,176,549          22,905,929
Year ended December 31, 2002                    7,448,817           3,915,918
                                      -------------------- -------------------
   Total                                 $     98,554,166     $    79,745,847
                                      ==================== ===================


Deferred Taxes

The significant components of the Company's deferred tax assets are as follows:

                                        December 31, 2007  September 30, 2007
                                      -------------------- -------------------
Net operating loss carryforwards         $     38,161,108     $    37,405,711
Income from real estate investments
   reported on tax returns but not
   includible in financial statement
   income                                       2,372,140           2,328,370
Impairment charges reported in
   financial statements but not
   deducted on tax return                       5,275,373           3,615,978
   Valuation allowance                        (45,808,621)        (43,350,059)
                                      -------------------- -------------------
   Net deferred tax assets               $             --     $            --
                                      ==================== ===================

As of December 31, 2007 and September 30, 2007, the Company and its subsidiaries had provided valuation allowances of approximately $45.8 million and $43.4 million, respectively, in respect of deferred tax assets resulting from tax loss carryforwards and temporary timing differences in the reporting of revenues and expenses because it is more likely than not that the carryforwards may expire unused and that future tax deductions may not be realized through future operations.

The following table presents the income tax provision for federal and state income taxes for the three months ended December 31, 2007 and 2006.

                            BELLAVISTA CAPITAL, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS




                                       Three Months Ended December 31,
                                  ----------------------------------------
                                                 2007                2006
                                  -------------------- -------------------
Federal                              $             --     $            --
State                                           2,400               2,400
                                  -------------------- -------------------
   Total                             $          2,400     $         2,400
                                  ==================== ===================


The provision for income taxes differs from the amount that would result from applying the federal statutory rate for the three months ended December 31, 2007 and 2006:

                                           Three Months Ended December 31,
                                      ----------------------------------------
                                                     2007                2006
                                      -------------------- -------------------
Statutory regular federal income
   tax benefit rate                              (34.00)%            (34.00)%
State taxes                                       (5.83)%             (5.83)%
Change in valuation allowance                     39.83 %             39.83 %
                                      -------------------- -------------------
   Total                                              --%                 --%
                                      ==================== ===================


10.   COMMITMENTS AND CONTINGENCIES:

Operating leases

As of December 31, 2007 the Company had no operating leases with initial or remaining non-cancelable lease terms in excess of one year.

Litigation

As of December 31, 2007, the Company was involved in the following litigation in which claims for damages would be material if the plaintiff prevailed:

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

                            BELLAVISTA CAPITAL, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


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

After 2000, the market for high-end real estate in the San Francisco Bay Area began to deteriorate, Primecore began to experience borrower defaults and through 2003 took title to 48 properties by way of foreclosure or deed in lieu of foreclosure. Primecore also recognized significant impairments in its portfolio. The impairment of the investment portfolio resulted in substantial operating losses. The Company realized that these net operating losses could be carried forward and used to reduce future taxable income. In prior years, the company used its REIT status, and the payment of dividends, to eliminate corporate level taxation. However, the REIT rules restricted the types of loans the Company could make. In particular, the Company was prohibited from making loans with equity participations. With the ability to carry forward prior years' net operating losses to offset future taxable income, the Company was free to terminate its REIT status, which it did effective January 1, 2004, and was no longer restricted in the types of investments it could make. As of December 31, 2007 the Company's available Federal net operating loss carryforwards were approximately $98.6 million. If these net operating loss carryforwards are fully utilized to offset future taxable income, at current Federal and California state tax rates, it would save the Company approximately $38.2 million in tax payments.

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

RESULTS OF OPERATIONS

We reported revenues from Loans Receivable Secured by Real Estate totaling $0.3 million during the three months ended December 31, 2007 compared with $0.4 million during the three months ended December 31, 2006. The decrease in revenues was due to a decrease in the average amount invested in these loans during the comparable periods, an average of $11.8 million during the three months ended December 31, 2007 compared to $15.0 million during the three months ended December 31, 2006. Additionally, our average return decreased on these investments, 10.98% during the three months ended December 31, 2007 compared to 11.93% during the three months ended December 31, 2006, because approximately one half of our balances earn returns based on the prime rate of interest which decreased 150 basis points between the two comparable periods.

We reported revenues of $0.3 million from our Joint Venture Investments in Real Estate Developments during the three months ended December 31, 2007 compared with $0.1 million during the three months ended December 31, 2006. Our revenues are derived from repayment of loans and equity participations. During the three months ended December 31, 2007 investments we made during 2004 and 2005 began selling units, generating repayment of our loans and thereby increased revenues.

During the three months ended December 31, 2007 we reported revenues totaling $0 from our Direct Investments in Real Estate Developments compared with revenues of $8.2 million during the three months ended December 31, 2006. Our revenues decreased during the comparable periods because we sold all the units in our 72-unit San Jose project before September 30, 2007. This was our only project classified as a Direct Investment in Real Estate Development selling units during the comparable time periods.

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

                                       Three months ended December 31,
                                  ----------------------------------------
                                                 2007                2006
                                  -------------------- -------------------
Net (loss) income per GAAP,
   as reported                       $     (5,817,850)    $       425,009
Revenues from JV Investments
   not reported                               331,574           1,113,355
                                  -------------------- -------------------
Proforma net income - Non GAAP       $     (5,486,276)    $     1,538,364
                                  ==================== ===================
Proforma net income per
   share - Non GAAP                  $          (0.41)    $          0.11
                                  ==================== ===================

Expenses

We group our operating expenses in three categories: recurring expenses; nonrecurring expenses and impairments. Recurring expenses are associated with the ongoing operations of our new investment strategy. Nonrecurring expenses are legal costs and carrying costs of real estate owned associated with our previous management. During the three months ended December 31, 2007 our recurring operating expenses were approximately $0.3 million and were essentially unchanged compared with $0.3 million during the three months ended December 31, 2006. As a result of the downturn in the real estate market and significant uncertainties associated with future investments, we have discontinued funding any new investments while we wait for the market to stabilize. As a result, effective November 30, 2007 we have terminated our Chief Investment Officer and our part time administrative associate. These staff reductions will result in lower salaries expenses during future periods.

During the three months ended December 31, 2007 our nonrecurring operating expenses were $49,211 compared with $21,324 during the three months ended December 310, 2006. The increase in nonrecurring operating expenses was due to completion of our last REO property and carrying costs associated with it during our marketing period.

We recorded impairment charges totaling $6.1 million during the three months ended December 31, 2007 compared with $0 during the three months ended December 31, 2006. The impairments reported during the three months ended December 31, 2007 result from three investments where declining real estate prices and longer than normal estimated marketing periods have eroded their value. We reported an impairment of $1.3 million on one of our investments that was planned to be a condominium conversion. Based on local market conditions we have decided that our best exit for this investment is to release the property and sell it as a refurbished apartment project. The impairment reflects the revised estimated value as a rental project. We have also reported an impairment of $1.7 million for one of our joint venture investments where value declines and increased marketing periods may make it unfeasible for the project to complete development. In the event the construction lender will not continue funding construction, development work will cease. In that event, based on our analysis of the project's finance structure, we would not be willing to contribute any additional funds to complete development work. We are currently working with the construction lender to negotiate acceptable terms to continue funding the project but there can be no assurance that the lender will do so. Accordingly, we have reported a full impairment of our investment in this project. Finally, we reported an impairment of $3.1 million for one of our joint venture investments where value declines impaired our ability to market the project for sale. The purpose of the investment was to secure approvals to develop a parcel of land into approximately 300 condominiums and limited retail space. We secured the approvals in late 2006 and marketed the project for sale in early 2007, however due to declines in the value of homes in the area, we were unable to attract buyers. We are working with our partner to develop suitable alternatives to make the project more attractive to developers or capital sources, however, due to the current uncertainties surrounding this project, the Company has determined that it will not risk any additional capital which will be necessary to develop alternative strategies. Without further infusions of capital it is more likely than not that we will lose our investment in this project. Accordingly we have reported a full impairment of our investment.

Since December 31, 1999, all interest costs have been capitalized as a cost of our investments. Interest cost associated with our borrowings was $19,353 during the three months ended December 31, 2007 compared with $0 during the three months ended December 31, 2006. The increase was due to the repayment during 2006 of all our existing debt with proceeds received from the sale of REO properties. During February 2007 we obtained a $1.0 million unsecured line of credit, and in June 2007 we obtained a $3.0 million secured line of credit. During the three months ended December 31, 2007 we had an average balance outstanding on our lines of credit totaling $830,750.


LIQUIDITY AND CAPITAL RESOURCES

Liquidity means the need for, access to and uses of cash. Our principal source of liquidity is the repayment of our real estate investments. Our principal demands for liquidity are funds that are required to satisfy obligations under existing loan commitments and operating expenses.

Sources of Cash

As of December 31, 2007 our primary source of liquidity was the collection of our investments in real estate, $4.0 million in lines of credit and the cash we had in the bank. We do not currently have any plan to sell equity or issue debt securities. However, we do have the ability to borrow money from various financial institutions using our real estate investments as collateral if we determine that we need additional liquidity.

We typically receive repayment on our investments when the development project has been completed and sold or refinanced to third parties. Accordingly, our repayments are a function of our developers' ability to complete and sell the development properties in which we have invested. During the three months ended December 31, 2007 we received repayments, including income, totaling $3.6 million compared with $11.2 million during the three months ended December 31, 2006. The following table summarizes our liquidity expectations based on current information regarding project completion and sales absorption assumptions for the investments we held at December 31, 2007. The expected proceeds in the table are higher than our net realizable value estimates because they include our estimated costs to complete.


                                                         Expected Proceeds
                                                   ------------------------
Scheduled investment completion:
   Nine months ended 9/30/08                            $       28,716,368
   Year ended 9/30/09                                           11,990,097
   Year ended 9/30/10                                           12,045,848
                                                   ------------------------

   Total                                                $       52,752,313
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

Uses of Cash


The following table sets forth the projected timing and amount of our obligations through September 30, 2008, without taking into account new investments that may be made during future periods:


                                               Nine months                 Year
                                                     ended                ended
Obligation                      Total   September 30, 2008   September 30, 2009
                     ----------------- -------------------- --------------------
Investment fundings     $   3,483,385     $      3,259,589     $        223,796
Operating leases               21,500               21,500                   --
                     ----------------- -------------------- --------------------

   Total                $   3,504,885     $      3,281,089     $        223,796
                     ================= ==================== ====================

Investment fundings are the largest use of our cash. During the three months ended December 31, 2007 we invested $3.9 million in new and continuing development projects compared with $9.2 million during the three months ended December 31, 2006. In addition, during the three months ended December 31, 2007, we used cash in the aggregate amount of $2,578,282 to repurchase BellaVista common stock.

At December 31, 2007 we estimated the costs to complete our direct investments in real estate developments plus the remaining funding obligation on our joint venture investments in real estate developments was $3.5 million. The exact timing of the investment fundings is dependent on several factors including weather, governmental regulation and developer related issues, so the timing of investment fundings in the above table is an estimate based on information available to us at this time. Additionally, we expect the amount of actual investment fundings to be higher than our obligation existing at December 31, 2007 as we may continue to make and fund new investments in future periods.

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



                                         December 31, 2007   September 30, 2007
                                        ------------------- -------------------
Loans receivable secured by
   real estate                             $    11,536,500     $    11,163,000
Joint Venture investments in
   real estate developments                     27,740,691          33,704,973
Direct investments in real
   estate developments                           5,374,819           5,213,220
                                        ------------------- -------------------
Total investments in real
   estate per US GAAP                           44,652,010          50,081,193
Collectible interest and
   preferred return not
   reportable per US GAAP                        5,001,695           4,887,203
                                        ------------------- -------------------
   Estimated realizable value
     of investments in real estate         $    49,653,705     $    54,968,396
                                        =================== ===================

Net Realizable Value of Assets per Share

The following calculation determines the estimated net realizable value per share of stock:

                                         December 31, 2007   September 30, 2007
                                        ------------------- -------------------
Cash                                        $      141,816      $    1,759,241
Other assets                                       804,836           1,015,379
Estimated realizable value of
   investments in real estate                   49,653,705          54,968,396
                                        ------------------- -------------------
Total realizable assets                         50,600,357          57,743,016
Accounts and notes payable                      (1,697,625)           (597,313)
                                        ------------------- -------------------
Estimated net realizable assets             $   48,902,732      $   57,145,703
Shares outstanding                              12,537,504          13,951,452
                                        ------------------- -------------------
   Estimated net realizable
     assets per share                       $         3.90      $         4.10
                                        =================== ===================

Our estimated net realizable assets per share were $3.90 at December 31, 2007, a decrease of $0.20 per share from the $4.10 we estimated at September 30, 2007. The decrease results from writedowns in estimated realizable value of some of our investments resulting from the declines in home prices for the real estate developments in which we have invested.

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

Our auditors identified the following significant deficiency in connection with their audit of the 2007 and 2006 Financial Statements: there were not sufficient personnel in the accounting and finance department. Our auditors determined that these significant deficiencies, in the aggregate, do not constitute material weaknesses in the system of internal controls.

The Company believes that the issue raised above regarding insufficient personnel resulted from the need to downsize staff as the Company eliminated underutilized staff. During 2007 the Company engaged an outside consultant to assist with the review of financial transactions and the preparation of financial statements.

On July 20, 2007 we filed an amended Form 10-KSB in order to restate our revenues from Direct Investments in Real Estate Developments on our consolidated statement of operations for the year ended September 30, 2006. In our previously filed statements we reported revenues from our direct investments in real estate developments net of selling costs and costs of sales. We should have reflected the gross amount of revenues and the associated selling costs and costs of sales on the consolidated statement of operations. There is no effect to net income or earnings per share resulting from this restatement. As of the date of such restatement, we have considered the need to restate revenues in evaluating our internal controls over financial reporting. We believe that the engagement of an outside financial consultant, as discussed above, to assist with the preparation of financial statements will provide adequate assurance that in the future our preparation of financial statements is in accordance with generally accepted accounting principles.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a) Not Applicable.

(b) Not Applicable.

(c) Repurchases of Equity Securities.

     Between October 1, 2007 and December 31, 2007, we repurchased 1,413,948 shares of our common stock. See the final paragraph of Note 7 of the Notes to the Condensed Consolidated Financial Statements (unaudited) included in
     Part I, Item 1 above, for a discussion of this repurchase of shares.


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


Dated:   February 21, 2008                  /s/ MICHAEL RIDER
                                            ----------------------------
                                            Michael Rider, President and Chief
                                            Financial Officer