Form 10QSB
period 2008-03-31
BELLAVISTA CAPITAL INC
filed 2008-06-18
CIK 1086670

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2008

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from       to

                         Commission File Number: 0-30507

                            BellaVista Capital, Inc.
        (Exact name of small business issuer as specified in its charter)


            Maryland                                             94-3324992
(State or other jurisdiction of                               (I.R.S. Employer
 Incorporation or organization)                              Identification No.)


     15700 Winchester Blvd
      Los Gatos, CA 95030                                           95030
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

                                 Yes [ ] No [X]


    The number of shares of common stock outstanding as of May 28, 2008 was 11,821,317.

Table of Contents

   Part I.     Financial Information

 Item 1.       Financial Statements (unaudited)                                2

               Condensed Consolidated Balance Sheets as of March 31, 2008
                 (unaudited) and September 30, 2007 (audited)                  3

               Condensed Consolidated Statements of Operations for the
                 Three Months and Six Months Ended March 31, 2008 and 2007
                 (unaudited)                                                   4

               Condensed Consolidated Statement of Shareholders' Equity for
                 the Six Months Ended March 31, 2008 (unaudited)               5

               Condensed Consolidated Statements of Cash Flows for the
                 Six Months Ended March 31, 2008 and 2007 (unaudited)          6

               Notes to the Condensed Consolidated Financial Statements
                 (unaudited)                                                   7

 Item 2.       Management's Discussion and Analysis or Plan of Operation      15

 Item 3A(T).   Controls and Procedures                                        20

 Part II.      Other Information

 Item 1.       Legal Proceedings                                              21



 Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds    21

 Item 3.       Defaults Upon Senior Securities                                21

 Item 4.       Submission of Matters to a Vote of Security Holders            21

 Item 5.       Other Information                                              21

 Item 6.       Exhibits                                                       21

               Signatures                                                     22

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


     Attached are the following unaudited financial statements of BellaVista Capital, Inc., formerly known as Primecore Mortgage Trust, Inc. (the "Company"):

     (1)  Condensed   Consolidated   Balance   Sheets  as  of  March  31,   2008
          (unaudited), and September 30, 2007 (audited)

     (2) Condensed Consolidated Statements of Operations for the Three Months and Six Months ended March 31. 2008 and 2007 (unaudited)

     (3) Condensed Consolidated Statement of Shareholders' Equity for the Six Months ended March 31, 2008 (unaudited)

     (4) Condensed Consolidated Statements of Cash Flows for the Six Months ended March 31, 2008 and 2007 (unaudited)

     (5)  Notes to Condensed Consolidated Financial Statements (unaudited)

     The financial statements referred to above should be read in conjunction with the Company's audited financial statements for the year ended September 30, 2007 as filed with the Securities and Exchange Commission in our Annual Report on Form 10-KSB filed December 31, 2007.

                            BELLAVISTA CAPITAL, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                               March 31, 2008  September 30, 2007
                                                                                  (unaudited)           (audited)
                                                                            ------------------ -------------------
ASSETS:
   Cash and cash equivalents                                                    $   1,740,604      $    1,759,241
   Loans receivable secured by real estate                                         10,617,277          11,163,000
   Joint venture investments in real estate developments                           23,832,491          33,704,973
   Direct investments in real estate developments                                  20,764,064           5,213,220
   Property, plant and equipment, net                                                   9,039              32,220
   Other assets                                                                       419,363             958,201
                                                                            ------------------ -------------------
        Total assets                                                            $  57,382,838      $   52,830,855
                                                                            ================== ===================

LIABILITIES AND SHAREHOLDERS' EQUITY:
   Secured notes payable                                                        $  13,477,307      $           --
   Accrued expenses and other                                                       2,069,714             587,791
   Capital lease                                                                        6,849               9,521
                                                                            ------------------ -------------------
        Total liabilities                                                       $  15,553,870      $      597,312

SHAREHOLDERS' EQUITY:
   Common stock: par value $0.01, 50,000,000 shares authorized; 12,537,504 and 13,951,452 shares issued and outstanding at March 31, 2008 and
     September 30, 2007, respectively                                             196,237,988         198,812,376
   Accumulated dividends and distributions                                        (90,621,455)        (90,621,455)
   Accumulated deficit                                                            (63,766,858)        (55,957,378)
                                                                            ------------------ -------------------
        Total shareholders' equity                                                 41,849,675          52,233,543
                                                                            ------------------ -------------------
        Total liabilities and shareholders' equity                              $  57,382,838      $   52,830,855
                                                                            ================== ===================








        The accompanying notes are an integral part of these statements

                            BELLAVISTA CAPITAL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                           Three Months Ended March 31,           Six Months ended March 31,
                                                       ------------------ ------------------------------------- ------------------
                                                                    2008               2007               2008               2007
                                                       ------------------ ------------------ ------------------ ------------------
REVENUES:
   Revenue from loans secured by real estate                $    130,972       $    427,782       $    455,018       $    876,069
   Net revenue from joint venture investments                    673,589            306,606            965,460            416,520
   Revenue from direct investments                                    --          2,358,376                 --         10,553,137
   Other                                                              85                501             14,841             11,143
                                                       ------------------ ------------------ ------------------ ------------------
     Total revenues                                              804,646          3,093,265          1,435,319         11,856,869
     Cost of direct investments                                 (105,982)        (2,817,393)          (105,982)       (10,832,618)
                                                       ------------------ ------------------ ------------------ ------------------
     Gross profit                                                698,664            275,872          1,329,337          1,024,251
EXPENSES:
   Salaries expense                                              143,573            192,068            278,397            366,384
   Facilities expense                                             23,090             23,090             46,179             47,262
   Legal and accounting                                           60,287             34,559            105,614             65,319
   Board of directors                                            109,529             73,781            196,328            134,273
   Administrative expense                                         23,331             17,894             41,258             41,209
   REO and non-recurring expenses                                 74,682             67,166            123,893             88,490
   Depreciation                                                    2,973              8,016              6,093             15,987
   Provision for impairment of investments in real
     estate                                                    2,266,161                 --          8,355,876                 --
                                                       ------------------ ------------------ ------------------ ------------------
     Total expenses                                            2,703,626            416,574          9,153,638            758,924
                                                       ------------------ ------------------ ------------------ ------------------
     Operating income (loss)                                  (2,004,962)          (140,702)        (7,824,301)           265,327
OTHER INCOME:
   Loss on sale of fixed assets                                  (14,888)                --            (14,888)                --
   Interest income                                                 7,513              7,271             11,402             28,651
                                                       ------------------ ------------------ ------------------ ------------------
       Total other income                                         (7,375)             7,271             (3,486)            28,651
                                                       ------------------ ------------------ ------------------ ------------------
     Net income (loss) before income taxes                    (2,012,337)          (133,431)        (7,827,787)           293,978
     Provision for income taxes                                       --             (8,921)            (2,400)           (11,321)
                                                       ------------------ ------------------ ------------------ ------------------
     Net income (loss)                                      $ (2,012,337)      $   (142,352)      $ (7,830,187)      $    282,657
                                                       ================== ================== ================== ==================

Basic and diluted net income (loss) per share               $      (0.16)      $      (0.01)      $      (0.60)      $       0.02
                                                       ================== ================== ================== ==================

Basic and diluted weighted average shares outstanding         12,537,504         14,266,108         12,952,901         14,429,481
                                                       ================== ================== ================== ==================








        The accompanying notes are an integral part of these statements

                            BELLAVISTA CAPITAL, INC.

            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                     For the six months ended March 31, 2008
                                   (unaudited)


                                                 Common Stock
                                      ------------------------------------

                                                                                 Accumulated        Accumulated
                                                Shares             Amount          Dividends            Deficit              Total
                                      ----------------- ------------------ ------------------ ------------------ ------------------
Shareholders' equity at
   October 1, 2007                          13,951,452       $198,812,376      $ (90,621,455)     $ (55,957,378)      $ 52,233,543
   Common Stock repurchase                  (1,413,948)        (2,574,388)                --                 --         (2,574,388)
   Consolidation of Investment                      --                 --                 --             20,707             20,707
    Net income                                      --                 --                 --         (7,830,187)        (7,830,187)
                                      ----------------- ------------------ ------------------ ------------------ ------------------
Shareholders' equity at
   March 31, 2008                           12,537,504       $196,237,988      $ (90,621,455)     $ (63,766,858)      $ 41,849,675
                                      ================= ================== ================== ================== ==================




















        The accompanying notes are an integral part of these statements

                            BELLAVISTA CAPITAL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                                                     Six Months          Six Months
                                                                                                          Ended               Ended
                                                                                                      March 31,           March 31,
                                                                                                           2008                2007
                                                                                              ------------------ -------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss) income                                                                              $    (7,830,187)   $        282,657
 Adjustments to reconcile net loss to net cash provided by (used in) operations:
    Provision for impairment of investments in real estate                                            8,355,876                  --
    Depreciation                                                                                          6,093              15,987
    Loss on sale of fixed assets                                                                         14,888                  --
    Decrease in accounts payable and other liabilities                                                  (49,448)           (464,628)
    Decrease (increase) in other assets, net                                                            588,874            (181,409)
                                                                                              ------------------ -------------------
         Net cash provided by (used in) operating activities                                          1,086,096            (347,393
 CASH FLOWS FROM INVESTING ACTIVITIES:
    Cash from sale of fixed assets                                                                        2,200                  --
      Proceeds from investments in real estate developments                                           7,304,479          18,195,282
    Investments in real estate developments                                                          (8,001,357)        (18,200,002)
                                                                                              ------------------ -------------------
         Net cash used in investing activities.                                                        (694,678)             (4,720)
 CASH FLOWS FROM FINANCING ACTIVITIES:
    Repurchase of stock                                                                              (2,574,388)         (1,631,738)
    Borrowings under secured notes payable                                                            3,020,005           1,200,000
    Repayments of secured notes payable                                                                (853,000)         (1,200,000)
     Payments under capital lease                                                                        (2,672)                 --
                                                                                              ------------------ -------------------
         Net cash used in financing activities                                                         (410,055)         (1,631,738)
                                                                                              ------------------ -------------------
           Net decrease in cash and cash equivalents                                                    (18,637)         (1,983,851)
           Beginning cash and cash equivalents                                                        1,759,241           3,006,024
                                                                                              ------------------ -------------------
           Ending cash and cash equivalents                                                     $     1,740,604    $      1,022,173
                                                                                              ================== ===================
 Cash paid for interest, net of amounts capitalized of $36,148 and $556, for the six months
    ended March 31, 2008 and 2007, respectively                                                 $            --    $             --
                                                                                              ================== ===================












        The accompanying notes are an integral part of these statements

                            BELLAVISTA CAPITAL, INC.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)




1.   ORGANIZATION AND BUSINESS:

These statements are not a complete financial statement presentation. They should be read in conjunction with our audited September 30, 2007 Financial Statements on Form 10-KSB. The accompanying unaudited interim financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. The results of operations for the three months and six months ended March 31, 2008 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

Organization

BellaVista Capital, Inc., a Maryland corporation (the Company, our, we), was formed on March 18, 1999 and commenced operations effective May 1, 1999. We have been engaged in the business of investing in real estate development projects, primarily in California. Our investments are structured as loans secured by real estate, loans made to real estate development entities, joint venture investments in real estate development entities, or direct investments in real estate projects. We are organized in a single operating segment for purposes of making operating decisions and assessing performance. BellaVista Capital, Inc. is the 100% shareholder of Sands Drive San Jose, Inc., a California corporation formed for the purpose of developing and selling residential real estate.

Risk Factors

General Economic Conditions in Lending Areas. Our business plan sought to diversify our investments throughout California and other states in the western United States of America. The potential success of real estate investments in general is subject to fluctuations in local market conditions, including fluctuations in the supply of and demand for similar properties, and the success of our investments will depend, to some extent, on the economic and real estate market conditions prevailing in the markets where our investments are located. Since the investments are located in a limited geographical region, they may be subject to a greater risk of delinquency or default if the industries concentrated there suffer adverse economic or business developments.

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

Other. In addition, we are subject to other significant business and financial risks, including but not limited to liquidity, the prevailing market for residential real estate, fluctuations in prevailing interest rates, timely completion of projects by developers, uninsured risks such as earthquake and other casualty damage that may be uninsurable or insurable only at economically unfeasible costs, and potential environmental liabilities relating to properties on which we have made investments or received through foreclosure

                            BELLAVISTA CAPITAL, INC.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Consolidation Policy

The consolidated financial statements include the accounts of BellaVista Capital, Inc. its wholly owned subsidiary, Sands Drive San Jose, Inc., and Cummings Park Associates, LLC a California limited liability company formed to develop and sell a mixed use residential and retail project in East Palo Alto California. All intercompany accounts and transactions have been eliminated in consolidation.

Prior to January 1, 2008 the Company used the equity method to report its investment in Cummings Park Associates, LLC. However, an amendment to its joint venture agreement in January 2008 now provides BellaVista the rights to over 50% of the development's profits, if any. In addition, BellaVista has contributed substantially all the equity capital to Cummings Park Associates, LLC.

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

                            BELLAVISTA CAPITAL, INC.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



Cash and Cash Equivalents

Cash and cash equivalents include cash held in financial institutions and other highly liquid short-term investments with original maturities of three months or less. As of March 31, 2008 we had cash totaling approximately $1.67 million in excess of the $100,000 limits provided by the Federal Deposit Insurance Corporation.

Income Taxes

Our taxable income differs from income measured in accordance with generally accepted accounting principles in the United States of America due to timing differences in the recognition of income from our ADC loans and REO properties. For tax purposes, interest and points are accrued as income according to the terms of our loan contracts, but not recognized under generally accepted accounting principles in the United States of America until payments have been received, generally through sale or refinancing of the secured property.

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




The following table summarizes our loans receivable secured by real estate by location as of March 31, 2008:

                                                 Amount                              Carrying
                                               Invested        Impairments             Amount          In Default
                                     ------------------- ------------------ ------------------ -------------------
First trust deeds
   SF Bay Area                          $     7,278,500     $      165,000     $    7,113,500     $     1,130,000
   California Central Valley                    810,000            200,000            610,000             610,000
   Other Western States                         850,000                 --            850,000                  --
                                     ------------------- ------------------ ------------------ -------------------
     Total first trust deeds                  8,938,500            365,000          8,573,500           1,740,000
Subordinate loans
   SF Bay Area                                1,893,777                 --          1,893,777             650,777
   California Central Valley                    150,000                 --            150,000                  --
                                     ------------------- ------------------ ------------------ -------------------
     Total subordinate loans                  2,043,777                 --          2,043,777             650,777
                                     ------------------- ------------------ ------------------ -------------------
Total                                   $    10,982,277     $      365,000     $   10,617,277     $     2,390,777
                                     =================== ================== ================== ===================

The following table summarizes our loans receivable secured by real estate by location as of September 30, 2007:

                                                 Amount                              Carrying
                                               Invested        Impairments             Amount          In Default
                                     ------------------- ------------------ ------------------ -------------------
SF Bay Area                             $     9,353,000     $           --     $    9,353,000     $       600,000
California Central Valley                       960,000                 --            960,000                  --
Other Western States                            850,000                 --            850,000                  --
                                     ------------------- ------------------ ------------------ -------------------
Total                                   $    11,163,000     $           --     $   11,163,000     $       600,000
                                     =================== ================== ================== ===================

                            BELLAVISTA CAPITAL, INC.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



4. JOINT VENTURE INVESTMENTS IN REAL ESTATE DEVELOPMENTS:

Joint Venture Investments in real estate developments consist of ADC Loans and joint ventures investments with real estate developers. ADC Loans, which are loan arrangements that are typically secured by real property, provide for the payment of interest from an interest reserve established from loan funds and may also provide for the payment of an exit fee as a percentage of sales from each unit in the development or a share of project profits. Joint Venture investments are equity investments in operating entities formed for the purpose of developing real estate. Our investment typically earns a preferred return calculated based on our investment amount at a specific rate during the term of the investment and a share of the project profits. For the three months and six months ended March 31, 2008 we recognized impairments totaling approximately $2.3 million and $8.4 million on our joint venture investments in real estate developments compared with $0 during the three months and six months ended March 31, 2007. The following table summarizes our joint venture investments in real estate developments by location as of March 31, 2008:

                                                                                                        Remaining
                                                 Amount                              Carrying             Funding
                                               Invested        Impairments             Amount          Obligation
Description                          ------------------- ------------------ ------------------ -------------------
SF Bay Area                             $    13,074,660     $           --     $   13,124,196     $     1,076,059
California Central Valley                    10,643,969          4,668,897          6,015,958              94,042
Southern California                          12,385,530          7,709,004          4,692,337                  --
                                     ------------------- ------------------ ------------------ -------------------
Total                                   $    36,104,159     $   12,377,901     $   23,832,491     $     1,170,101
                                     =================== ================== ================== ===================





The following table summarizes our joint venture investments in real estate developments by location as of September 30, 2007:

                                                                                                        Remaining
                                                 Amount                              Carrying             Funding
                                               Invested        Impairments             Amount          Obligation
Description                          ------------------- ------------------ ------------------ -------------------
SF Bay Area                              $   17,448,042     $           --     $   17,497,206     $     4,175,878
California Central Valley                    11,697,253          2,303,348          9,429,120           1,283,679
Southern California                          10,966,847          5,362,595          5,617,424                  --
Other                                         1,157,425                 --          1,161,223                  --
                                     ------------------- ------------------ ------------------ -------------------
Total                                    $   41,269,567     $    7,665,943     $   33,704,973     $     5,459,557
                                     =================== ================== ================== ===================


5.   DIRECT INVESTMENTS IN REAL ESTATE DEVELOPMENTS:

Direct Investments in Real Estate Developments include real estate development projects we own, either directly or through a subsidiary company we own or control. The following table summarizes our Direct Investments in Real Estate Developments by location as of March 31, 2008:

                            BELLAVISTA CAPITAL, INC.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



                                        Amount Invested         Recognized           Carrying            Costs to
                                      (net of payments)         Impairment             Amount            Complete
Description                          ------------------- ------------------ ------------------ -------------------
   SF Bay Area                          $    23,267,430     $    2,766,518     $   20,764,064     $     2,390,607
                                     ------------------- ------------------ ------------------ -------------------
         Total                          $    23,267,430     $    2,766,518     $   20,764,064     $     2,390,607
                                     =================== ================== ================== ===================

The following table summarizes our Direct Investments in Real Estate Developments by location as of September 30, 2007:

                                        Amount Invested         Recognized           Carrying            Costs to
                                      (net of payments)         Impairment             Amount            Complete
Description                          ------------------- ------------------ ------------------ -------------------
   SF Bay Area                          $     6,469,661     $    1,492,052     $    5,213,220     $        50,000
                                     ------------------- ------------------ ------------------ -------------------
         Total                          $     6,469,661     $    1,492,052     $    5,213,220     $        50,000
                                     =================== ================== ================== ===================


6.  PROPERTY, PLANT AND EQUIPMENT:

As of March 31, 2008 the Company disposed of furniture and equipment with a net book value of $17,088 and received $2,200 in cash. The $14,888 loss from the sale is included in the statements of operations.

We had the following property, plant and equipment at March 31, 2008 and September 30, 2007:

                                              March 31, 2008  September 30, 2007
                                          ------------------- ------------------
Computer Equipment                           $        18,757     $       88,110
Furniture                                                 --             39,730
                                          ------------------- ------------------
   Total property, plant and equipment                18,757            127,840
   Accumulated depreciation                           (9,718)           (95,620)
                                          ------------------- ------------------
   Property, plant and equipment, net        $         9,039     $       32,220
                                          =================== ==================





7.  SECURED NOTES PAYABLE:

The following table summarizes our secured notes payable at March 31, 2008 and September 30, 2007:

                                              March 31, 2008  September 30, 2007
                                          ------------------- ------------------
Line of Credit                               $     1,488,000     $           --
Construction loan                                 11,989,307                 --
                                          ------------------- ------------------
Total                                        $    13,477,307     $           --
                                          =================== ==================


The Line of Credit represents the outstanding balance as of March 31, 2008 and September 30, 2007 on a $3.0 million revolving line of credit secured by a deed of trust on one of our investments. It bears interest at Prime plus 1.0% (6.25% and 8.25% at March 31, 2008 and September 30, 2007, respectively). Interest only payments are due monthly on the outstanding balance of the note, which matures on July 20, 2008. During the six months ended March 31, 2008 we borrowed $2.3 on the line and repaid $0.85 million compared with $1.2 million borrowed and repaid during the six months ended March 31, 2007.

                            BELLAVISTA CAPITAL, INC.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)




The Construction loan represents the outstanding balance as of March 31, 2008 and September 30, 2007 on a $14.9 million construction loan originated for the purpose of financing the construction of a residential and retail mixed use project in East Palo Alto California. The loan is owed by Cummings Park Associates, LLC a project in which the Company is a member, is secured by the real property owned by the project and is guaranteed by our development partner. The Company does not have any obligation to repay the loan, however due to an amendment to our joint venture agreement in January 2008, the Company now has the right to receive over 50% of the project's profits, if any. In addition, the Company has provided substantially all the project's equity capital and has therefore consolidated the project's financial statements beginning January 1, 2008. Prior to January 1, 2008 the Company reported its investment in this project on the equity method. The loan bears interest at Prime (5.25% at March 31, 2008) and matures on June 20, 2008. Interest only payments are paid monthly from an interest reserve. As of March 31, 2008, there were $0.3 million remaining in interest reserve and $2.6 million available to be drawn for construction costs.


8.  SHAREHOLDERS' EQUITY:

There is currently no public trading market for our stock. We are authorized to issue up to 50,000,000 shares of Common Stock. During the period from April 30, 1999 through August 31, 2004 we sold 28,007,243 shares of Class A Convertible Preferred Stock, including sales made through our dividend reinvestment program. During this period of time we also repurchased 8,523,991 shares of our Preferred Stock through our various redemption programs. We have also offered and sold Series A and B promissory notes of varying amounts and maturities. All sales of stock were made under exemption from the registration requirements of the Securities Act of 1933 pursuant to Regulation D, Rule 506. All sales of stock and notes were to accredited investors, as defined in Regulation D, Rule 501. Appropriate legends were placed on each stock certificate, including a statement that all such shares are restricted stock for purposes of the Securities Act of 1933. On September 1, 2004 our outstanding shares of Preferred Stock totaling 19,483,252 shares, converted to Common Stock in accordance with the terms of the Preferred Stock. At the time of conversion, there were 100 shares of common stock issued and outstanding. From the date of conversion through September 30, 2007 we have repurchased 1,193,184 shares in connection with legal settlements and 4,338,716 shares of Common Stock under issuer tender offers at various prices so that at September 30, 2007 we had 13,951,452 shares of Common Stock outstanding.
On October 17, 2007, the Company negotiated settlements and releases of certain claims against the Company and certain of its current and former officers and directors the terms of which provided that the shareholder tender 130,000 shares of his BellaVista Capital stock to the Company for no consideration and additionally provided that the Company would repurchase 25,966 shares of BellaVista stock from the shareholder at a price of $2.40 per share for a total payment of $62,318.

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

On March 12, 2008 MacKenzie Patterson Fuller, commenced another tender offer to purchase up to 500,000 shares at a price of $1.25 per share. The Company responded on March 20, 2008 with its own tender offer to repurchase up to 750,000 shares at a price of $2.00 per share, and on April 25, 2008 purchased a total of 716,187 shares at that price for a total payment of $1,432,374.

The Company has not declared or paid any dividends on its capital stock during the period from January 1, 2005 through the date of this report.

                            BELLAVISTA CAPITAL, INC.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



9.   COMMITMENTS AND CONTINGENCIES:

Operating leases

As of March 31, 2008 the Company had no operating leases with initial or remaining non-cancelable lease terms in excess of one year.

Litigation

As of March 31, 2008, the Company was involved in the following litigation in which claims for damages would be material if the plaintiff prevailed:

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

Our material financial transactions have been originating and holding a portfolio of investments in real estate developments, and the construction and sale of real estate acquired through foreclosure or deed in lieu of foreclosure. Statements contained in this Item 2, "Management's Discussion and Analysis or Plan of Operation," and elsewhere in this Form 10-QSB, which are not historical facts, may be forward-looking statements. Forward-looking statements include statements which are predictive in nature, which depend upon or refer to future events or conditions, which include words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," or similar expressions. In addition, any statements concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible future actions, which may be provided by management, are also forward-looking statements. These statements are not guaranties of future performance. Forward-looking statements are based on current expectations and projections about future events and are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks include those described under the heading "Risk Factors" in Part II, Item 1A. Investors are cautioned not to attribute undue certainty to these forward-looking statements, which speak only as of the date of this Form 10-QSB. We undertake no obligation to publicly release any revisions to these forward-looking statements, to reflect events or circumstances after the date of this Form 10-QSB, or to reflect the occurrence of unanticipated events, other than as required by law.

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

After 2000, the market for high-end real estate in the San Francisco Bay Area began to deteriorate, Primecore began to experience borrower defaults and through 2003 took title to 48 properties by way of foreclosure or deed in lieu of foreclosure. Primecore also recognized significant impairments in its portfolio. The impairment of the investment portfolio resulted in substantial operating losses. The Company realized that these net operating losses could be carried forward and used to reduce future taxable income. In prior years, the company used its REIT status, and the payment of dividends, to eliminate corporate level taxation. However, the REIT rules restricted the types of loans the Company could make. In particular, the Company was prohibited from making loans with equity participations. With the ability to carry forward prior years' net operating losses to offset future taxable income, the Company was free to terminate its REIT status, which it did effective January 1, 2004, and was no longer restricted in the types of investments it could make. As of March 31, 2008 the Company's available Federal net operating loss carry forwards were approximately $98.5 million. If these net operating loss carry forwards are fully utilized to offset future taxable income, at current Federal and California state tax rates, it would save the Company approximately $38.1 million in tax payments.

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

During the period from 2004 through 2006 management executed the company's new business plan, funding over $70 million in new investments. However, since August 2007 the residential real estate market has suffered a significant downturn and the Company has suffered additional impairments on these new investments. The current real estate market is best characterized by both uncertainty in residential real estate values and inventory absorption; thus the Company has announced plans to liquidate its current portfolio of real estate investments and begin a program designed to provide shareholder liquidity over the next 3 to 5 years. Any investments made during this period will typically be secured by first deeds of trust requiring monthly interest payments and have smaller average sizes, typically between $0.5 million and $2.0 million.


RESULTS OF OPERATIONS

We reported revenues from Loans Receivable Secured by Real Estate totaling $130,972 and $455,018 during the three months and six months ended March 31, 2008 compared with $427,782 and $876,069 during the three months and six months ended March 31, 2007. The decrease in revenues was due to (1) a decrease in the average amount invested in these loans during the comparable periods, an average of $10.2 million and $11.0 million during the three months and six months ended March 31, 2008 compared to $14.1 million and $14.7 million during the three months and six months ended March 31, 2007; and (2) a decline in our average return, 5.16% and 8.28% during the three months and six months ended March 31, 2008 compared to 12.08% and 11.91% during the three months and six months ended March 31, 2007, due to nonperforming loans in our portfolio.

We reported revenues of $673,589 and $965,460 from our Joint Venture Investments in Real Estate Developments during the three months and six months ended March 31, 2008 compared with $306,606 and $416,520 during the three months and six months ended March 31, 2007. Our revenues are derived from the repayment of loans and collection of equity participations which are inherently unpredictable and will fluctuate depending on the amount and timing of payments we receive.

During the three months and six months ended March 31, 2008 we reported revenues totaling $0 from our Direct Investments in Real Estate Developments compared with $2.4 million and $10.6 million during the three months and six months ended March 31, 2007. Our revenues decreased during the three months and six months ended March 31, 2008 compared with the three months and six months ended March 31, 2007 because we sold all the units in our 72-unit San Jose project before September 30, 2007. This was our only project classified as a Direct Investment in Real Estate Development selling units during the comparable time periods.

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

Expenses

We group our operating expenses in three categories: recurring expenses; nonrecurring expenses and impairments. Recurring expenses are associated with the ongoing operations of our new investment strategy. Nonrecurring expenses are legal costs and carrying costs of real estate owned associated with our previous management. During the three months and six months ended March 31, 2008 our recurring operating expenses were approximately $0.4 million and $0.7 million and were essentially unchanged compared with the three months and six months ended March 31, 2007. As a result of the downturn in the real estate market and significant uncertainties associated with future investments, we have discontinued funding any new investments and have reduced our staff. We plan to outsource the servicing and asset management areas of our operations and expect to have this fully accomplished by the end of the calendar year.

During the three months ended and six months ended March 31, 2008 our nonrecurring operating expenses were $74,682 and $123,893 compared with $67,166 and $88,490 during the three months and six months ended March 31, 2007. The increase in nonrecurring operating expenses was due to completion of one of our Direct Investments in Real Estate Development and the carrying costs associated with it during our marketing period.

We recorded impairment charges totaling $2.3 million and $8.4 million during the three months and six months ended March 31, 2008 compared with $0 during the three months and six months ended March 31, 2007. The impairments reported during the three months and six months ended March 31, 2008 result from declining real estate prices and longer than normal estimated marketing periods that have eroded value.

Since December 31, 1999, all interest costs have been capitalized as a cost of our investments. Interest cost associated with our borrowings was $21,815 and $41,168 during the three months and six months ended March 31, 2008 compared with $556 and $0 during the three months and six months ended March 31, 2007. The increase was due to an increase in our outstanding debt during the three months and six months ended March 31, 2008.


LIQUIDITY AND CAPITAL RESOURCES

Liquidity means the need for, access to and uses of cash. Our principal source of liquidity is the repayment of our real estate investments. Our principal demands for liquidity are funds that are required to satisfy obligations under existing loan commitments and operating expenses.

Sources of Cash

As of March 31, 2008 our primary source of liquidity was the collection of our investments in real estate, a $3.0 million line of credit, $2.6 million undrawn on a construction loan and the cash we had in the bank. We do not currently have any plan to sell equity or issue debt securities. However, we do have the ability to borrow money from various financial institutions using our real estate investments as collateral if we determine that we need additional liquidity.

We typically receive repayment on our investments when the development project has been completed and sold or refinanced to third parties. Accordingly, our repayments are a function of our developers' ability to complete and sell the development properties in which we have invested. During the six months ended March 31, 2008 we received repayments, including income, totaling $7.3 million compared with $18.2 million during the six months ended March 31, 2007. The following table summarizes our liquidity expectations based on current information regarding project completion and sales absorption assumptions for the investments we held at March 31, 2008. The expected proceeds in the table are higher than our net realizable value estimates because they include our estimated costs to complete.


                                                     Expected Proceeds
                                               ------------------------
Estimated  investment completion:
   Complete                                         $       19,718,537
   Six  months ended 9/30/08                                31,321,397
   Year ended 9/30/09                                        8,555,341
   Year ended 9/30/10                                        1,350,000
   Year ended 9/30/11                                          800,000
                                               ------------------------
   Total                                            $       61,745,275
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

Uses of Cash

The following table sets forth the projected timing and amount of our obligations through September 30, 2008, without taking into account new investments that may be made during future periods:

                                                          Six  months                 Year
                                                                ended                ended
                                           Total   September 30, 2008   September 30, 2009
                             -------------------- -------------------- --------------------
Investment fundings             $      3,560,707     $      3,083,536   $          477,121
                             -------------------- -------------------- --------------------
   Total                        $      3,560,707     $      3,083,536   $          477,121
                             ==================== ==================== ====================

Investment fundings are the largest use of our cash. During the six months ended March 31, 2008 we invested $8.0 million in new and continuing development projects compared with $18.2 million during the six months ended March 31, 2008. In addition, during the six months ended March 31, 2008, we used $2.6 million to repurchase BellaVista common stock.

At March 31, 2008 we estimated the costs to complete our direct investments in real estate developments plus the remaining funding obligation on our joint venture investments in real estate developments was $3.6 million. The exact timing of the investment fundings is dependent on several factors including weather, governmental regulation and developer related issues, so the timing of investment fundings in the above table is an estimate based on information available to us at this time. Additionally, we expect the amount of actual investment fundings to be higher than our obligation existing at March 31, 2008 as we may continue to make and fund new investments in future periods.

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

Stockholder Liquidity and Realizable Value of Investments

In February 2008 the Company announced that it would liquidate its existing investments and begin to return cash to its shareholders in January 2009. The Company's shareholder liquidity program is expected to be in the form of stock repurchases by the Company at a price that will be determined based on the Company's estimated net realizable value of its assets less a discount reflecting the estimated collection risk of the portfolio's assets. The information presented below reconciles the differences between the carrying value of our investments based on US GAAP and the estimated realizable value of our investments.


                                                                                March 31, 2008  September 30, 2007
                                                                            ------------------- ------------------
Loans receivable secured by real estate                                        $    10,617,277     $   11,163,000
Joint Venture investments in real estate developments                               23,832,491         33,704,973
Direct investments in real estate developments                                      20,764,064          5,213,220
                                                                            ------------------- ------------------
Total investments in real estate per US GAAP                                        55,213,832         50,081,193
Estimated collectible interest and preferred return not reportable per US
   GAAP                                                                              2,970,735          4,887,203
                                                                            ------------------- ------------------
   Estimated realizable value of investments in real estate                    $    58,184,567     $   54,968,396
                                                                            =================== ==================

Net Realizable Value of Assets per Share

The following calculation determines the estimated net realizable value per share of stock:

                                                                                March 31, 2008 September 30, 2007
                                                                            ------------------- ------------------
Cash                                                                           $     1,740,604     $    1,759,241
Other assets                                                                           421,624          1,015,379
Estimated realizable value of investments in real estate                            58,184,567         54,968,396
                                                                            ------------------- ------------------
Total realizable assets                                                             60,346,795         57,743,016
Accounts and notes payable                                                         (15,533,163)          (597,313)
                                                                            ------------------- ------------------
Estimated net realizable assets                                                     44,813,632     $   57,145,703
Shares outstanding                                                                  12,537,504         13,951,452
                                                                            ------------------- ------------------
   Estimated net realizable assets per share                                   $          3.57     $         4.10
                                                                            =================== ==================

Our estimated net realizable assets per share were $3.57 at March 31, 2008, a decrease of $0.53 per share from the $4.10 we estimated at September 30, 2007. The decrease results from writedowns in estimated realizable value of some of our investments resulting from the declines in home prices for the real estate developments in which we have invested.


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


ITEM 3A(T).   CONTROLS AND PROCEDURES.

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

Under the supervision of Michael Rider, the Company's Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities Exchange Act of 1934) as of March 31, 2008. Based on that evaluation, Mr. Rider has concluded that those controls and procedures were effective in making known to Company senior management, on a timely basis, the material information needed for the preparation of this Report on Form 10-QSB. There were no significant changes in the Company's internal controls or in other factors that could significantly affect those internal controls since the date of their evaluation.

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

No changes in our internal controls over financial reporting were made during the quarter ended March 31, 2008.

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


ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a) Not Applicable.

(b) Not Applicable.

(c) Repurchases of Equity Securities.

     Between October 1, 2007 and March 31, 2008, we repurchased 1,413,948 shares of our common stock. See the Note 8 of the Notes to the Condensed Consolidated Financial Statements (unaudited) included in Part I, Item 1 above, for a discussion of this repurchase of shares.

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

Dated:   June 18, 2008      /s/ MICHAEL RIDER
                            -----------------
                            Michael Rider, President and Chief Financial Officer