Form 10QSB
period 2008-06-30
BELLAVISTA CAPITAL INC
filed 2008-09-09
CIK 1086670

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2008

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

                                Yes [ ] No [X]


             The number of shares of common stock outstanding as of
                         June 30, 2008 was 11,805,817.

Table of Contents

 Part I.       Financial Information

 Item 1.       Financial Statements (unaudited)                                2

               Condensed  Consolidated Balance Sheets as of June 30, 2008
               (unaudited) and September 30, 2007                              3

               Condensed Consolidated Statements of Operations for the Three Months and Nine Months Ended June 30, 2008 and 2007 (unaudited) 4

               Condensed Consolidated Statement of Shareholders' Equity for
               the Nine Months Ended June 30, 2008  (unaudited)                5

               Condensed Consolidated Statements of Cash Flows for the Nine
               Months Ended June 30, 2008 and 2007 (unaudited)                 6

               Notes to the Condensed Consolidated Financial Statements
               (unaudited)                                                     7

 Item 2.       Management's Discussion and Analysis or Plan of Operation      15

 Item 3A(T).   Controls and Procedures                                        19

 Part II.      Other Information

 Item 1.       Legal Proceedings                                              20

 Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds    21

 Item 3.       Defaults Upon Senior Securities                                21

 Item 4.       Submission of Matters to a Vote of Security Holders            21

 Item 5.       Other Information                                              21

 Item 6.       Exhibits                                                       21

               Signatures                                                     22

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


     Attached are the following unaudited financial statements of BellaVista Capital, Inc., formerly known as Primecore Mortgage Trust, Inc. (the "Company"):

     (1) Condensed Consolidated Balance Sheets as of June 30, 2008 (unaudited), and September 30, 2007

     (2) Condensed Consolidated Statements of Operations for the Three Months and Nine Months ended June 30, 2008 and 2007 (unaudited)

     (3) Condensed Consolidated Statement of Shareholders' Equity for the Nine Months ended June 30, 2008 (unaudited)

     (4) Condensed Consolidated Statements of Cash Flows for the Nine Months ended June 30, 2008 and 2007 (unaudited)

     (5)  Notes to Condensed Consolidated Financial Statements (unaudited)

         The financial statements referred to above should be read in conjunction with the Company's audited financial statements for the year ended September 30, 2007 as filed with the Securities and Exchange Commission in our Annual Report on Form 10-KSB filed December 31, 2007.

                            BELLAVISTA CAPITAL, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                                 June 30, 2008
                                                                                   (unaudited)  September 30, 2007
                                                                            ------------------ -------------------
ASSETS:
   Cash and cash equivalents                                                   $    3,040,881     $     1,759,241
   Loans receivable secured by real estate                                          9,982,347          11,163,000
   Joint venture investments in real estate developments                           21,747,134          33,704,973
   Direct investments in real estate developments                                  20,883,223           5,213,220
   Office equipment, net                                                                7,482              32,220
   Other assets                                                                       606,008             958,201
                                                                            ------------------ -------------------
       Total assets                                                            $   56,267,075     $    52,830,855
                                                                            ================== ===================

LIABILITIES AND SHAREHOLDERS' EQUITY:
   Secured notes payable                                                       $   15,641,567     $            --
   Accrued expenses and other                                                       1,882,477             587,791
   Capital lease                                                                        6,086               9,521
                                                                            ------------------ -------------------
        Total liabilities                                                      $   17,530,130     $       597,312


SHAREHOLDERS' EQUITY:
   Common stock: par value $0.01, 50,000,000 shares authorized; 11,805,817 and 13,951,452 shares issued and outstanding at June 30, 2008 and
     September 30, 2007, respectively                                          $  194,774,614     $   198,812,376
   Accumulated dividends and distributions                                        (90,621,455)        (90,621,455)
   Accumulated deficit                                                            (65,416,214)        (55,957,378)
                                                                            ------------------ -------------------
        Total shareholders' equity                                             $   38,736,945     $    52,233,543
                                                                            ------------------ -------------------
        Total liabilities and shareholders' equity                             $   56,267,075     $    52,830,855
                                                                            ================== ===================






        The accompanying notes are an integral part of these statements

                            BELLAVISTA CAPITAL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)




                                                            Three Months Ended June 30,           Nine Months ended June 30,
                                                       ------------------------------------- -------------------------------------
                                                                    2008               2007               2008               2007
                                                       ------------------ ------------------ ------------------ ------------------
REVENUES:
   Revenue from loans secured by real estate                 $   207,863            409,652            662,881          1,285,721
   Net revenue from joint venture investments                  1,835,745            909,307          2,801,205          1,325,827
   Revenue from direct investments                               524,132            564,565            524,132         11,117,702
    Rental Revenues                                                8,173                 --              8,173                 --
   Other                                                               6                555             14,847             11,698
                                                       ------------------ ------------------ ------------------ ------------------
     Total revenues                                            2,575,919          1,884,079          4,011,238         13,740,948
     Cost of direct investments                                 (902,746)          (456,029)        (1,008,728)       (11,288,647)
                                                       ------------------ ------------------ ------------------ ------------------
     Gross profit                                              1,673,173          1,428,050          3,002,510          2,452,301
EXPENSES:
   Salaries expense                                              113,988            182,127            392,385            548,511
   Facilities expense                                              5,821             23,089             52,000             70,351
   Legal and accounting                                           21,234             28,049            126,848             93,368
   Board of directors                                            123,805             68,794            320,133            203,067
   Administrative expense                                          3,070             23,569             44,328             64,778
   REO and non-recurring expenses                                125,430            111,640            249,323            200,130
    Rental expenses                                               21,822                 --             21,822                 --
   Depreciation                                                    1,557              2,328              7,650             18,315
   Provision for impairment of investments in real
     estate                                                    2,680,990          2,303,348         11,036,866          2,303,348
                                                       ------------------ ------------------ ------------------ ------------------
     Total expenses                                            3,097,717          2,742,944         12,251,355          3,501,868
                                                       ------------------ ------------------ ------------------ ------------------
     Operating  loss                                          (1,424,544)        (1,314,894)        (9,248,845)        (1,049,567)
OTHER INCOME:
   Loss on sale of fixed assets                                                          --            (14,888)                --
    Interest expense                                            (207,032)                             (207,032)
                                                                       -                                     -
   Interest income                                                 4,527             10,018             15,929             38,669
                                                       ------------------ ------------------ ------------------ ------------------
       Total other income (expense)                             (202,505)            10,018           (205,991)            38,669
                                                       ------------------ ------------------ ------------------ ------------------
     Net loss before income taxes                             (1,627,049)        (1,304,876)        (9,454,836)        (1,010,898)
     Provision for income taxes                                   (1,600)           (47,186)            (4,000)           (58,507)
                                                       ------------------ ------------------ ------------------ ------------------
     Net loss                                                 (1,628,649)        (1,352,062)        (9,458,836)        (1,069,405)
                                                       ================== ================== ================== ==================


Basic and diluted net loss per share                      $        (0.14)    $        (0.09)    $        (0.75)    $        (0.07)
                                                       ================== ================== ================== ==================

Basic and diluted weighted average shares outstanding         11,998,789         14,264,394         12,631,476         14,374,452
                                                       ================== ================== ================== ==================










        The accompanying notes are an integral part of these statements

                            BELLAVISTA CAPITAL, INC.

            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                     For the nine months ended June 30, 2008
                                   (unaudited)




                                                 Common Stock
                                      ------------------------------------

                                                                                 Accumulated        Accumulated
                                                Shares             Amount          Dividends            Deficit              Total
                                      ----------------- ------------------ ------------------ ------------------ ------------------
Shareholders' equity at
   October 1, 2007                          13,951,452     $  198,812,376      $ (90,621,455)     $ (55,957,378)     $  52,233,543
   Common stock repurchase                  (2,145,635)        (4,037,762)                --                 --         (4,037,762)
    Net loss                                        --                 --                 --         (9,458,836)        (9,458,836)
                                      ----------------- ------------------ ------------------ ------------------ ------------------
Shareholders' equity at
   June 30, 2008                            11,805,817     $  194,774,614      $ (90,621,455)     $ (65,416,214)     $  38,736,945
                                      ================= ================== ================== ================== ==================























        The accompanying notes are an integral part of these statements

                            BELLAVISTA CAPITAL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)



                                                                                                    Nine Months         Nine Months
                                                                                                          Ended               Ended
                                                                                                       June 30,             June 30,
                                                                                                           2008                2007
                                                                                              ------------------ -------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                                        $   (9,458,836)    $    (1,069,405)
 Adjustments to reconcile net loss to net cash provided by operations:
    Provision for impairment of investments in real estate                                           11,036,866           2,303,348
    Depreciation                                                                                          7,650              18,315
    Loss on sale of fixed assets                                                                         14,888                  --
    (Decrease) increase in accounts payable and other liabilities                                       172,873            (420,859)
    Decrease (increase) in other assets, net                                                            402,229            (486,878)
                                                                                              ------------------ -------------------
         Net cash provided by operating activities                                                    2,175,670             344,521
 CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of fixed assets                                                                    2,200
     Purchases of fixed assets                                                                               --              (9,521)
     Proceeds from investments in real estate developments                                           10,305,632          22,460,087
    Investments in real estate developments                                                         (11,491,929)        (24,100,902)
                                                                                              ------------------ -------------------
         Net cash  used in investing activities.                                                     (1,184,097)         (1,650,336)
 CASH FLOWS FROM FINANCING ACTIVITIES:
    Repurchase of stock                                                                              (4,037,762)         (1,653,458)
    Borrowings under secured notes payable                                                            7,161,504           2,200,000
    Repayments of secured notes payable                                                              (2,830,240)         (1,200,000)
     Payments under capital lease                                                                        (3,435)                 --
                                                                                              ------------------ -------------------
         Net cash provided by (used in) financing activities                                            290,067            (653,458)
                                                                                              ------------------ -------------------
           Net increase (decrease) in cash and cash equivalents                                       1,281,640          (1,959,273)
           Beginning cash and cash equivalents                                                        1,759,241           3,006,024
                                                                                              ------------------ -------------------

           Ending cash and cash equivalents                                                      $    3,040,881     $     1,046,751
                                                                                              ================== ===================
 Cash paid for interest                                                                          $           --     $            --
                                                                                              ================== ===================



        The accompanying notes are an integral part of these statements

                            BELLAVISTA CAPITAL, INC.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)




1.   ORGANIZATION AND BUSINESS:

These statements are not a complete financial statement presentation. They should be read in conjunction with our audited September 30, 2007 Financial Statements on Form 10-KSB. The accompanying unaudited interim financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. The results of operations for the three months and nine months ended June 30, 2008 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

Organization

BellaVista Capital, Inc., a Maryland corporation (the Company, our, we), was formed on March 18, 1999 and commenced operations effective May 1, 1999. We have been engaged in the business of investing in real estate development projects, primarily in California. Our investments are structured as loans secured by real estate, loans made to real estate development entities, joint venture investments in real estate development entities, or direct investments in real estate projects. We are organized in a single operating segment for purposes of making operating decisions and assessing performance. BellaVista Capital, Inc. is the 100% shareholder of Sands Drive San Jose, Inc., a California corporation formed for the purpose of developing and selling residential real estate. BellaVista Capital holds a majority interest in Cummings Park Associates, LLC a California limited liability company formed to develop and sell a mixed use residential and retail project in East Palo Alto California.

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

                            BELLAVISTA CAPITAL, INC.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


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

                            BELLAVISTA CAPITAL, INC.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


Cash and Cash Equivalents

Cash and cash equivalents include cash held in financial institutions and other highly liquid short-term investments with original maturities of three months or less. As of June 30, 2008 we had cash totaling approximately $2.905 million in excess of the $100,000 limits provided by the Federal Deposit Insurance Corporation.

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

The following table summarizes our loans receivable secured by real estate by location as of June 30, 2008:

                                                 Amount                              Carrying
                                               Invested        Impairments             Amount          In Default
                                     ------------------- ------------------ ------------------ -------------------
First trust deeds
   SF Bay Area                          $     7,543,000     $      165,000     $    7,378,000     $     6,130,000
   California Central Valley                    210,000                 --            210,000             210,000
                                     ------------------- ------------------ ------------------ -------------------
     Total first trust deeds                  7,753,000            165,000          7,588,000           6,340,000
Subordinate loans
   SF Bay Area                                2,139,247                 --          2,139,247             701,247
   California Central Valley                     70,000                 --             70,000                  --
   Southern California                          185,100                 --            185,100                  --
                                     ------------------- ------------------ ------------------ -------------------
     Total subordinate loans                  2,349,347                 --          2,349,347             701,247
                                     ------------------- ------------------ ------------------ -------------------
Total                                   $    10,147,347     $      165,000     $    9,982,347     $     7,041,247
                                     =================== ================== ================== ===================

The following table summarizes our loans receivable secured by real estate by location as of September 30, 2007:


Description                                      Amount                              Carrying
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
                                     =================== ================== ================== ===================

                            BELLAVISTA CAPITAL, INC.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

4. JOINT VENTURE INVESTMENTS IN REAL ESTATE DEVELOPMENTS:

Joint venture investments in real estate developments consist of ADC Loans and joint ventures investments with real estate developers. ADC Loans, which are loan arrangements that are typically secured by real property, provide for the payment of interest from an interest reserve established from loan funds and may also provide for the payment of an exit fee as a percentage of sales from each unit in the development or a share of project profits. Joint Venture investments are equity investments in operating entities formed for the purpose of developing real estate. Our investment typically earns a preferred return calculated based on our investment amount at a specific rate during the term of the investment and a share of the project profits. For the three months and nine months ended June 30, 2008 we recognized impairments totaling approximately $2.7 million and $11.0 million on our joint venture investments in real estate developments compared with $2.3 million during the three months and nine months ended June 30, 2007. The following table summarizes our joint venture investments in real estate developments by location as of June 30, 2008:

                                                                                                        Remaining
                                                 Amount                              Carrying             Funding
                                               Invested        Impairments             Amount          Obligation
Description                          ------------------- ------------------ ------------------ -------------------
SF Bay Area                             $    12,778,659     $           --     $   12,834,288     $       472,059
California Central Valley                     7,640,792          2,891,181          4,780,800                  --
Southern California                           7,143,683          4,749,322          4,132,046                  --
                                     ------------------- ------------------ ------------------ -------------------
Total                                    $   27,563,134     $    7,640,503     $   21,747,134     $       472,059
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
                                     =================== ================== ================== ===================

5.   DIRECT INVESTMENTS IN REAL ESTATE DEVELOPMENTS:

Direct investments in real estate developments include real estate development projects we own, either directly or through a subsidiary company we own or control. The following table summarizes our direct investments in real estate developments by location as of June 30, 2008:

                                       Amount Invested          Recognized           Carrying            Costs to
                                      (net of payments)         Impairment             Amount            Complete
Description                          ------------------- ------------------ ------------------ -------------------
   SF Bay Area                            $  23,342,435        $ 2,929,867      $  20,883,223        $   474,836
                                     ------------------- ------------------ ------------------ -------------------
         Total                            $  23,342,435        $ 2,929,867      $  20,883,223        $   474,836
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
                                     =================== ================== ================== ===================

                            BELLAVISTA CAPITAL, INC.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

6.  OFFICE EQUIPMENT:

During March 2008 the Company disposed of furniture and equipment with a net book value of $17,088 and received $2,200 in cash. The $14,888 loss from the sale is included in the statements of operations.

We had the following office equipment at June 30, 2008 and September 30, 2007:

                                              June 30, 2008  September 30, 2007
                                         ------------------ -------------------
Computer equipment                          $       18,757     $        88,110
Furniture                                               --              39,730
                                         ------------------ -------------------
   Total office equipment                           18,757             127,840
   Accumulated depreciation                        (11,274)            (95,620)
                                         ------------------ -------------------
   Office equipment, net                    $        7,482     $        32,220
                                         ================== ===================

7.  SECURED NOTES PAYABLE:

The following table summarizes our secured notes payable at June 30, 2008 and September 30, 2007:

                                              June 30, 2008 September 30, 2007
                                         ------------------ -------------------
Line of credit                              $    2,841,405     $            --
Construction loan                               12,800,162                  --
                                         ------------------ -------------------
Total                                       $   15,641,567     $            --
                                         ================== ===================

The Line of Credit represents the outstanding balance as of June 30, 2008 and September 30, 2007 on a $3.0 million revolving line of credit secured by a deed of trust on one of our investments. It bears interest at Prime plus 1.0% (6.00% and 8.25% at June 30, 2008 and September 30, 2007, respectively). Interest only payments are due monthly on the outstanding balance of the note, which matured on July 20, 2008. We are currently seeking an extension of this facility. During the nine months ended June 30, 2008 we borrowed $5.2 million on the line and repaid $2.3 million compared with $2.2 million borrowed and $1.7 million repaid during the nine months ended June 30, 2007.

The Construction loan represents the outstanding balance as of June 30, 2008 and September 30, 2007 on a $14.9 million construction loan originated for the purpose of financing the construction of a residential and retail mixed use project in East Palo Alto California. The loan is owed by Cummings Park Associates, LLC a project in which the Company is a member, is secured by the real property owned by the project and is guaranteed by our development partner. The Company does not have any obligation to repay the loan, however due to an amendment to our joint venture agreement in January 2008, the Company now has the right to receive over 50% of the project's profits, if any. In addition, the Company has provided substantially all the project's equity capital and has therefore consolidated the project's financial statements beginning January 1, 2008. Prior to January 1, 2008 the Company reported its investment in this project on the equity method. The loan bears interest at Prime (5.00% at June 30, 2008) and matured on June 20, 2008. We are currently seeking an extension of this loan. Interest only payments are paid monthly from an interest reserve or proceeds from the sale of the project's units.. As of June 30, 2008, there were $144,437 remaining in interest reserve and $395,762 available to be drawn for construction costs.

8.  SHAREHOLDERS' EQUITY:

There is currently no public trading market for our stock. We are authorized to issue up to 50,000,000 shares of common stock. During the period from April 30, 1999 through August 31, 2004 we sold 28,007,243 shares of Class A Convertible

                            BELLAVISTA CAPITAL, INC.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


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

On October 17, 2007, the Company negotiated settlements and releases of certain claims against the Company and certain of its current and former officers and directors the terms of which provided that the shareholder tender 130,000 shares of his BellaVista Capital stock to the Company for no consideration and additionally provided that the Company would repurchase 25,966 shares of BellaVista stock from the shareholder at a price of $2.25 per share for a total payment of $58,424.

On September 21, 2007 a group associated with MacKenzie Patterson Fuller, commenced a tender offer to purchase up to 750,000 shares at a price of $1.75 per share. The Company responded with its own tender offer to repurchase up to 1,500,000 shares at a price of $2.00 per share, and purchased a total of 1,249,969 shares for a total price of $2,499,938 on November 27, 2007. In December 2007 the Company purchased 8,013 shares at $2.00 per share for a total payment of $16,026.

On March 12, 2008 MacKenzie Patterson Fuller, commenced another tender offer to purchase up to 500,000 shares at a price of $1.25 per share. The Company responded on March 20, 2008 with its own tender offer to repurchase up to 750,000 shares at a price of $2.00 per share, and on April 25, 2008 purchased a total of 731,687 shares at that price for a total payment of $1,463,374.

The Company has not declared or paid any dividends on its capital stock during the period from January 1, 2005 through the date of this report.


9.   COMMITMENTS AND CONTINGENCIES:

Operating leases

As of June 30, 2008 the Company had no operating leases with initial or remaining non-cancelable lease terms in excess of one year.

Litigation

As of June 30, 2008, the Company was involved in the following litigation in which claims for damages would be material if the plaintiff prevailed:

     Robert Allen et al v BellaVista Capital, Inc. et al. A lawsuit by several shareholders seeking damages for alleged securities law violations was served on the Company in April 2006. In June 2008 the Company agreed to terms for a settlement of the lawsuit that provides for releases of claims against the Company and certain of its current and former officers and directors and that the Company would repurchase all 214,947 shares of BellaVista stock held by the plaintiff shareholders at a price of $3.15 per share for a total payment of $677,083. The Company also secured a contribution of $100,000 toward the settlement from its insurance company in addition to reimbursement of its defense costs in exchange for a policy release.

                            BELLAVISTA CAPITAL, INC.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


     Richard Aster v BellaVista Capital, Inc. et al. A lawsuit alleging construction defects in the installation of windows and roofing related to a single family home that was purchased from the Company by the plaintiff. The Company believes it has strong and viable defenses and plans to vigorously defend the action.

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

Overview

BellaVista Capital was incorporated in March 1999 as Primecore Mortgage Trust, Inc., and elected to be taxed as a Real Estate Investment Trust (REIT). Since incorporation and through December 2000, Primecore engaged in the business of providing loans for the development of primarily high-end single family residential real estate. During 1999 and 2000 Primecore raised the capital to fund these loans from the sale of shares of Preferred Stock. This capital was invested primarily in high end San Francisco Bay Area residential real estate. After 2000, the market for high-end real estate in the San Francisco Bay Area began to deteriorate, Primecore began to experience borrower defaults and through 2003 took title to 48 properties by way of foreclosure or deed in lieu of foreclosure. Primecore also recognized significant impairments in its portfolio. The impairment of the investment portfolio resulted in substantial operating losses. The Company realized that these net operating losses could be carried forward and used to reduce future taxable income. In prior years, the company used its REIT status, and the payment of dividends, to eliminate corporate level taxation. However, the REIT rules restricted the types of loans the Company could make. In particular, the Company was prohibited from making loans with equity participations. With the ability to carry forward prior years' net operating losses to offset future taxable income, the Company was free to terminate its REIT status, which it did effective January 1, 2004, and was no longer restricted in the types of investments it could make. As of June 30, 2008 the Company's available Federal net operating loss carry forwards were approximately $101.2 million. If these net operating loss carry forwards are fully utilized to offset future taxable income, at current Federal and California state tax rates, it would save the Company approximately $39.2 million in tax payments.

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

RESULTS OF OPERATIONS

We reported revenues from Loans Receivable Secured by Real Estate totaling $207,863 and $662,881 during the three months and nine months ended June 30, 2008 compared with $409,652 and $1,285,721 during the three months and nine months ended June 30, 2007. The decrease in revenues was due to (1) a decrease in the average amount invested in these loans during the comparable periods, an average of $10.2 million and $10.7 million during the three months and nine months ended June 30, 2008 compared to $14.5 million and $14.6 million during the three months and nine months ended June 30, 2007; and (2) a decline in our average return, 8.1% and 8.2% during the three months and nine months ended June 30, 2008 compared to 11.3% and 11.7% during the three months and nine months ended June 30, 2007, due to nonperforming loans in our portfolio.

We reported revenues of $1,835,745 and $2,801,205 from our Joint Venture Investments in Real Estate Developments during the three months and nine months ended June 30, 2008 compared with $909,307 and $1,325,827 during the three months and nine months ended June 30, 2007. Our revenues are derived from the repayment of loans and collection of equity participations which are inherently unpredictable and will fluctuate depending on the amount and timing of payments we receive. The revenues during the three months ended June 30, 2008 were entirely the result of collection from an investment that was previously fully impaired.

During the three months and nine months ended June 30, 2008 we reported revenues totaling $524,132 from our Direct Investments in Real Estate Developments compared with $564,565 and $11.1 million during the three months and nine months ended June 30, 2007. Our revenues during the three months and nine months ended June 30, 2008 resulted from the sale of one condominium unit in a project that recently began marketing sales. During the same period we recorded associated cost of sales and selling and marketing costs totaling $902,746 and $1,008,728 for this project. It is the only Direct Investment in Real Estate project with any sales. The revenues reported during the three months and nine months ended June 30, 2007 resulted from sales of our 72-unit San Jose project which sold out of units during June 2007. During that same period we recorded associated cost of sales and selling and marketing costs totaling $456,029 and $11.3 million for the Villa Cortona project.

Expenses

We group our operating expenses in three categories: recurring expenses; nonrecurring expenses and impairments. Recurring expenses are associated with the ongoing operations of our new investment strategy. Nonrecurring expenses are legal costs and carrying costs of real estate owned associated with our previous management. During the three months and nine months ended June 30, 2008 our recurring operating expenses were $267,918 and $935,694 compared with $325,628 and $980,075 during the three months and nine months ended June 30, 2007. The decrease in recurring expenses during the three months and nine months ended June 30, 2008 compared with the three months and nine months ended results from reductions in staff and overhead we have made since last year due to our decision to discontinue funding any new investments as a result of the downturn in the real estate market and significant uncertainties associated with future investments. We plan to outsource the servicing and asset management areas of our operations and expect to have this fully accomplished by the end of the calendar year.

During the three months ended and nine months ended June 30, 2008 our nonrecurring operating expenses were $125,430 and $111,640 compared with $249,323 and $200,130 during the three months and nine months ended June 30, 2007. The increase in nonrecurring operating expenses was due to completion of one of our Direct Investments in Real Estate Development and the carrying costs associated with it during our marketing period.

We recorded impairment charges totaling $2,680,990 and $11,036,866 during the three months and nine months ended June 30, 2008 compared with $2,303,348 during the three months and nine months ended June 30, 2007. The impairments result from declining real estate prices and longer than normally estimated marketing periods for properties we have invested in that have eroded value.

Since December 31, 1999, all interest costs have been capitalized as a cost of our investments during the investments' development period. Interest cost associated with our borrowings was $214,085 and $373,137 during the three months and nine months ended June 30, 2008 of which $7,053 and $166,105 was capitalized to projects under development. This is compared with interest cost of $2,237 and $5,418 during the three months and nine months ended June 30, 2007. The increase in interest costs was due to an increase in our outstanding debt during the three months and nine months ended June 30, 2008 mainly resulting from the consolidation of our Cummings Park project which had interest cost of $182,419 and 300,299 during the three months and nine months ended June 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity means the need for, access to and uses of cash. Our principal source of liquidity is the repayment of our real estate investments. Our principal demands for liquidity are funds that are required to satisfy obligations under existing loan commitments and operating expenses.

Sources of Cash


As of June 30, 2008 our primary source of liquidity was the collection of our investments in real estate. We do not currently have any plan to sell equity or issue debt securities. However, we do have the ability to borrow money from various financial institutions using our real estate investments as collateral if we determine that we need additional liquidity.

We typically receive repayment on our investments when the development project has been completed and sold or refinanced to third parties. Accordingly, our repayments are a function of our developers' ability to complete and sell the development properties in which we have invested. During the nine months ended June 30, 2008 we received repayments, including income, totaling $12.8 million compared with $22.9 million during the nine months ended June 30, 2007. The following table summarizes our liquidity expectations based on current information regarding project completion and sales absorption assumptions for the investments we held at June 30, 2008. The expected proceeds in the table are higher than our net realizable value estimates because they include our estimated costs to complete.



                                                              Expected Proceeds
                                                        ------------------------
Estimated  investment completion:
   Complete                                                $         41,155,006
   Three  months ended  9/30/08                                      13,003,431
   Year ended 9/30/09                                                 2,424,563
   Year ended 9/30/10                                                   290,000
   Year ended 9/30/11                                                   985,100
                                                        ------------------------
   Total                                                   $         57,858,101
                                                        ========================

Investments listed as Complete include Loans Receivable where the borrower has defaulted under the terms of our loan. The total carrying amount of such loans at June 30, 2008 $7,441,247. It is possible that our repayments may not be sufficient to timely meet our commitments and we may be forced to sell assets or seek financing at terms that may not be favorable to us. This would have a negative impact on the estimated net realizable value of our assets.

Uses of Cash


The following table sets forth the projected timing and amount of our obligations through September 30, 2008, without taking into account new investments that may be made during future periods:



                                               Three  months               Year
                                                       ended              ended
                                   Total  September 30, 2008 September 30, 2009
                       ------------------ ------------------ ------------------
Investment fundings       $    1,396,895     $    1,278,880     $      118,015
                       ------------------ ------------------ ------------------

   Total                  $    1,396,895     $    1,278,880     $       118,015
                       ================== ================== ==================

Investment fundings are the largest use of our cash. During the nine months ended June 30, 2008 we invested $11.5 million in new and continuing development projects compared with $24.1 million during the nine months ended June 30, 2007. In addition, during the nine months ended June 30, 2008, we used $4.0 million to repurchase BellaVista common stock.

At June 30, 2008 we estimated the costs to complete our direct investments in real estate developments plus the remaining funding obligation on our joint venture investments in real estate developments was $1.4 million. The exact timing of the investment fundings is dependent on several factors including weather, governmental regulation and developer related issues, so the timing of investment fundings in the above table is an estimate based on information available to us at this time.

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

                                                                                June 30, 2008  September 30, 2007
                                                                            ------------------ -------------------
Loans receivable secured by real estate                                        $    9,982,347     $    11,163,000
Joint Venture investments in real estate developments                              21,747,134          33,704,973
Direct investments in real estate developments                                     20,883,223           5,213,220
                                                                            ------------------ -------------------
Total investments in real estate per US GAAP                                       52,612,704          50,081,193
Estimated collectible interest and preferred return not reportable per US
   GAAP                                                                             3,613,502           4,887,203
                                                                            ------------------ -------------------
   Estimated realizable value of investments in real estate                    $   56,226,206     $    54,968,396
                                                                            ================== ===================

Net Realizable Value of Assets per Share

The following calculation determines the estimated net realizable value per share of stock:

                                                                                June 30, 2008  September 30, 2007
                                                                            ------------------ -------------------
Cash                                                                           $    3,040,881     $     1,759,241
Other assets                                                                          420,679           1,015,379
Estimated realizable value of investments in real estate                           56,226,206          54,968,396
                                                                            ------------------ -------------------
Total realizable assets                                                            59,687,766          57,743,016
Accounts and notes payable                                                        (17,509,423)           (597,313)
                                                                            ------------------ -------------------
Estimated net realizable assets                                                    42,178,343     $    57,145,703
Shares outstanding                                                                 11,805,817          13,951,452
                                                                            ------------------ -------------------
   Estimated net realizable assets per share                                   $         3.57     $          4.10
                                                                            ================== ===================

Our estimated net realizable assets per share were $3.57 at June 30, 2008, a decrease of $0.53 per share from the $4.10 we estimated at September 30, 2007.

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

Under the supervision of Michael Rider, the Company's Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities Exchange Act of 1934) as of June 30, 2008. Based on that evaluation, Mr. Rider has concluded that those controls and procedures were effective in making known to Company senior management, on a timely basis, the material information needed for the preparation of this Report on Form 10-QSB. There were no significant changes in the Company's internal controls or in other factors that could significantly affect those internal controls since the date of their evaluation.

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

No changes in our internal controls over financial reporting were made during the quarter ended June 30, 2008.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a) Not Applicable.

(b) Not Applicable.

(c) Repurchases of Equity Securities.

     Between October 1, 2007 and June 30, 2008, we repurchased 2,145,635 shares of our common stock. See the Note 8 of the Notes to the Condensed Consolidated Financial Statements (unaudited) included in Part I, Item 1 above, for a discussion of this repurchase of shares.

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

Dated:   September 9, 2008                   /s/ MICHAEL RIDER
                                              -----------------
                                              Michael Rider, President and
                                              Chief Financial Officer