Form 10KSB
period 2008-09-30
BELLAVISTA CAPITAL INC
filed 2009-01-23
CIK 1086670

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                         ------------------------------

                                  FORM 10-KSB

              Annual Report Pursuant to Section 13 or 15(d) of the
  Securities Exchange Act of 1934 For the Fiscal Year Ended September 30, 2008
                        --------------------------------

                            BELLAVISTA CAPITAL, INC.
             (Exact Name of Registrant as Specified in its Charter)

                    Maryland                                94-3324992
        (State or other jurisdiction of                  (I.R.S. Employer
         incorporation or organization)                 Identification No.)

                           15700 Winchester Boulevard
                               Los Gatos, CA 95030
                         (Address of principal offices)
      (408 354-8424) ((Registrant's telephone number, including area code)
                        -------------------------------

           Securities registered under Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:
                   Common Stock, par value $17 0.01 per share
                                (Title of class)

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

State issuer's revenues for its most recent fiscal year: $12,199,295 The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: N/A. The number of shares outstanding of each of the issuer's classes of common equity as of December 31, 2008:
11,171,433 Shares of Common Stock were outstanding

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


                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Business Focus and Strategies

Organized in 1999 as a real estate investment trust or "REIT," we invest in residential real estate development projects. We generally invest in for-sale single-family or multi-family projects, typically structured as secured construction loans, secured subordinated loans, mezzanine loans, or equity investments. We will also consider investments in commercial real estate. We seek to invest throughout California; however, we have invested and will continue to invest in other states when presented with suitable opportunities. We do not engage in any foreign operations or derive any revenue from foreign operations, and do not intend to do so in the future. Effective January 1, 2004, we withdrew our REIT status and are now taxed as a C Corporation.

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

Risk Factors

General Economic Conditions in Lending Areas. Our business plan seeks to diversify our investments throughout California and other states in the western United States of America. Approximately 95.47% of our investments are currently located in the San Francisco Bay Area, 2.52% are in Southern California, .52% is in California's Central Valley, and 1.49% are located in other states of the United States of America. The potential success of real estate investments in general is subject to fluctuations in local market conditions, including fluctuations in the supply of and demand for similar properties, and the success of our investments will depend, to some extent, on the economic and real estate market conditions prevailing in the markets where our investments are located. Since the investments are located in a limited geographical region, they may be subject to a greater risk of delinquency or default if the industries concentrated there suffer adverse economic or business developments.

Realization of Assets. The Company's liquidity and ability to meet its obligations as they become due are subject to, among other things, its ability to obtain timely repayments or other dispositions of its investments. Many of the investments rely on the completion and sale of the developed real estate in order to realize repayment or other disposition proceeds. In the event that proceeds from repayments or other investment dispositions are not sufficient to timely meet our commitments and credit facilities are not extended on terms favorable to us, we may be forced to sell some of our investments prematurely. In such cases, the amount of proceeds received could be substantially less than what we would have expected if we allowed a proper marketing period for the investment. This would have a negative impact on the estimated net realizable value of our assets and would force the Company to adopt an alternative strategy that may include actions such as seeking additional capital or further downsizing. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Company Management

Investment Origination. We engage persons skilled in loan underwriting, disbursement and monitoring, and the various business and legal issues that may be involved with real estate lending and investing. Our management staff and independent contractors where appropriate, provide all of the services including but not limited to: underwriting loans and investments, overseeing all loans and investments, and servicing loans. Proposed investments are evaluated to determine whether the investment is of a type typically made by us, whether the developer has the experience necessary to manage the project, whether the collateral is sufficient to meet our investment standards, and whether the investment meets criteria and objectives set forth by the Board of Directors. The Board of Directors must approve any new investment.

Collateral valuation. We utilize the experience of our management staff, third party appraisals or other information deemed useful to make assessments of a proposed project's viability and projected value in order to determine whether a proposed investment meets our criteria. In the evaluation process, emphasis is placed on the ability of the underlying collateral to protect against losses in the event of default by the borrower. The evaluation is based on the projected market value of the proposed project, using various tools, including comparable sales of similar properties and projections of market appeal and demand at completion. The goal of the underwriting process is to achieve a comfort level that the projected completion value of the property will support full repayment of the investment plus the projected rate of return. We typically require third party appraisals to support valuation.

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

Sales of construction mortgage loans. The Company plans to hold mortgage loans to maturity, and have not embarked on selling loans in any secondary market, nor are we aware that an efficient secondary market exists for the loans we hold. We may, however, decide to sell assets from time to time for a number of reasons, including, without limitation: (1) to dispose of an asset for which credit risk concerns have arisen; (2) to reduce interest rate risk; (3) or to re-structure our balance sheet when our management deems it advisable. Our Board of Directors has not adopted a policy that would restrict management's authority to determine the timing of sales or the selection of mortgage loans to be sold.

ITEM 2. DESCRIPTION OF PROPERTY. The Company owns interests in real property, including joint venture interests in real property and certain real property that we have acquired through foreclosure. Our policy is to maximize the value of the foreclosed properties prior to liquidation. In some cases this may involve completing construction, sometimes through a subsidiary, and then marketing the property for sale. The properties we own are described in Notes 5 and 6 to the Consolidated Financial Statements contained as Item 7 of the Form 10-KSB and begin on page FS-1.

ITEM 3. LEGAL PROCEEDINGS. Legal proceedings are described in Note 12 to the financial statements included in the Form 10-KSB under Item 7, under the caption "Litigation."

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. No matters were submitted to a vote of our shareholders during the year ending September 30, 2008 except for the reelection of directors at the annual meeting of shareholders.


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities are described in Note 10 to the financial statements included in the Form 10-KSB under Item 7, under the caption "Shareholder's Equity."


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION General

Statements contained in this Item 6, "Management's Discussion and Analysis or Plan of Operation,'' ("MD&A") and elsewhere in this Form 10-KSB, which are not historical facts, may be forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Investors are cautioned not to attribute undue certainty to these forward-looking statements, which speak only as of the date of this Form 10-KSB. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Form 10-KSB or to reflect the occurrence of unanticipated events, other than as required by law.

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

After 2000, the market for high-end real estate in the San Francisco Bay Area began to deteriorate; Primecore began to experience borrower defaults and through 2003 took title to 48 properties by way of foreclosure or deed in lieu of foreclosure. Primecore also recognized significant impairments in its portfolio. The impairment of the investment portfolio resulted in substantial operating losses. The Company realized that these net operating losses could be carried forward and used to reduce future taxable income. In prior years, the company used its REIT status, and the payment of dividends, to eliminate corporate level taxation. However, the REIT rules restricted the types of loans the Company could make. In particular, the Company was prohibited from making loans with equity participations. With the ability to carry forward prior years' net operating losses to offset future taxable income, the Company was free to terminate its REIT status, which it did effective January 1, 2004, and was no longer restricted in the types of investments it could make. As of September 30, 2008 the Company's available Federal net operating loss carry forwards were approximately $101.6 million. If these net operating loss carry forwards are fully utilized to offset future taxable income, at current Federal and California state tax rates, it would save the Company approximately $43.5 million in tax payments.

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

The current real estate market is best characterized by significant erosion in real estate values and significant decrease in rate of inventory absorption; thus the Company has currently discontinued investments in subordinated debt and equity investments. Any investments made during this very difficult economic period, which we believe is expected to last through 2010, will range between $0.5 million and $2.0 million and will typically be secured by first deeds of trust requiring monthly interest payments.

As a result of the current difficult market conditions, the Company has taken control of certain nonperforming loans and equity partnership investments. Control was obtained by settlement with the borrower or by assuming the role of managing partner. These properties are now categorized as Direct investments in real estate developments. For each of these properties, the Company has made a determination on how to maximize value based on the local market conditions, potential for future appreciation, and the properties' operating and debt structure. In a number of cases, these Investments in Real Estate are being operated as either a rental or a hybrid of units used for rental and units available for sale. In a particular case, it was deemed appropriate to (1) auction the residential units for one of the properties due to its existing debt structure and to (2) lease and hold the commercial space.

RESULTS OF OPERATIONS

We reported revenues from Loans Receivable Secured by Real Estate totaling approximately $1.1 million during the year ended September 30, 2008 compared with $1.7 million during the year ended September 30, 2007. The decrease in revenues was due to (1) a decrease in the average amount invested in these loans during the comparable periods; and (2) a decline in our average return due to nonperforming loans in our portfolio.

We reported revenues of approximately $2.8 million from our Joint Venture Investments in Real Estate Developments during the year ended September 30, 2008 compared with $1.9 million during the year ended September 30, 2007. Our revenues are derived from repayment of loans and equity participations. During the year ended September 30, 2008 we sold a number of units related to these investments which resulted in higher revenues.

During the year ended September 30, 2008 we reported revenues totaling approximately $7.7 million from our Investments in Real Estate Developments compared with revenues of $11.1 million during the year ended September 30, 2007. The revenues decreased during 2008 compared with 2007 due to fewer units sold than were projected.

During the year ended September 30, 2008, we reported revenues totaling $206,524 from our investment in rental property compared with zero revenues during the year ended September 30, 2007. This was due to the conversion of MSB Brighton, one of the Company's Investments in Real Estate Development to a rental property.

Expenses

We group our operating expenses in three categories: recurring expenses, nonrecurring expenses, and impairments. Recurring expenses are associated with the ongoing operations of the Company. Nonrecurring expenses are legal costs and carrying costs of real estate owned (REO) included with investments in real estate. During the year ended September 30, 2008 our recurring operating expenses were approximately $2.0 million compared with $1.5 million for 2007. The increase is principally due to increased rental and depreciation expenses in 2008. As a result of the continuing downturn in the real estate market and significant uncertainties associated with future investments, we have discontinued funding any new equity investments and significantly curtailed funding new trust deed investments while we wait for the market to stabilize. In order to streamline the operations of the company and its expense structures to the eroding current market conditions and declining property values, the Board of Directors determined that the best course of action to preserve shareholder's value was to outsource a significant portion of the Company's day-to-day administrative and asset management functions. As a result, effective September 30, 2008 we terminated the positions of the Chief Investment Officer, the Chief Executive Officer, and the two administrative employees. The Executive and Financial Officer responsibilities have been assumed by two of the existing board members, with a third member also overseeing the operational aspects of the business on an as-needed basis. In addition, the day-to-day administrative and asset management functions have been outsourced to a professional asset manager, Cupertino Capital. The agreement governing the services to be provided by, and the terms of the Company's relationship with, Cupertino Capital is filled with this report as Exhibit 10.4.

During the year ended September 30, 2008 our nonrecurring operating expenses were approximately $362,000 compared with $327,000 during the year ended September 30, 2007. The increase in nonrecurring operating expenses was due to the cost associated with carrying and warranty costs of prior investments in real estate.

During the year ended September 30, 2008 our rental expenses were approximately $264,000 compared with $0 during the year ended September 30, 2007. The increase is due to converting the investment in MSB Brighton to a rental property from a property held for sale. For the year ended September 30, 2007, Brighton was under construction and was reported as a joint venture investment.

We recorded impairment charges totaling approximately $17.0 million during the year ended September 30, 2008, compared with $7.7 million during the year ended September 30, 2007. The recorded impairments during 2008 pertain to investments that suffered significant declines in values due to the prevailing conditions for the real estate market coupled with slower sales rates on these investments than projected. We have impaired our investments based on our estimate of the resulting decrease in value due to these two factors as well as the increase in costs associated with holding or renting the properties for an extended period of time in this highly uncertain real estate market.

Capitalized interest cost associated with our borrowings was $53,781 during the year ended September 30, 2008 compared with $9,522 during the year ended September 30, 2007. The increase was due to an increase in our outstanding debt during the year ended September 30, 2008, mainly resulting from the consolidation of the Cummings Park project.


LIQUIDITY AND CAPITAL RESOURCES

Liquidity means the need for, access to and uses of cash. Our principal source of liquidity is the repayment of our real estate investments. Our principal demands for liquidity are funds that are required to satisfy obligations under existing loan commitments, costs of operating and holding investments in real estate development for future sales, and operating expenses.

Sources of Cash

As of September 30, 2008 our primary source of liquidity was the collection of our investments in real estate, $3.0 million in lines of credit and the cash we had in the bank. We do not currently have any plan to sell equity or issue debt securities. However, we do have the ability to borrow money from various funding sources using our real estate investments as collateral if we determine that we need additional liquidity.

We typically receive repayment on our investments when the development project has been completed and sold or refinanced to third parties. Accordingly, our repayments are a function of our developers' ability to complete and sell the development properties in which we have invested. During the year ended
September 30, 2008 we received repayments, including income, totaling $17.9 million compared with $28.2 million during the year ended September 30, 2007. The following table summarizes our liquidity expectations based on current information regarding project completion and sales absorption assumptions for the investments we held at September 30, 2008. The expected proceeds in the following table are higher than our net realizable value estimates because they include our estimated costs to complete and are presented net of $12,453,057 in secured debt.


                                                        Expected Proceeds
                                                  ------------------------
Scheduled investment completion:
   Year ended   09/30/09                                $       5,467,548
   Year ended   09/30/10                                        6,394,008
   Year ended   09/30/11                                        7,820,773
   Year ended   09/30/12                                       13,484,600
   Year ended   09/30/13                                        3,767,959
                                                  ------------------------
   Total                                                 $     36,934,888
                                                  ========================


It is possible that our repayments may not be sufficient to timely meet our commitments and we may be forced to sell assets or seek financing at terms that may not be favorable to us. This would have a negative impact on the estimated net realizable value of our assets.

Uses of Cash

The following table sets forth the projected timing and amount of our obligations through September 30, 2010, without taking into account new investments that may be made during future periods:

                                                      Year                Year
                                                     ended               ended
                                Total   September 30, 2009  September 30, 2010
                     ------------------ ------------------- -------------------
Investment fundings   $        948,766   $         948,766   $              --
                     ------------------ ------------------- -------------------
   Total              $        948,766   $         948,766   $              --
                     ================== =================== ===================

Investment fundings are the largest use of our cash. During the year ended September 30, 2008 we invested $14.9 million in continuing development projects compared with $27.9 million during the year ended September 30, 2007

At September 30, 2008, we estimated the costs to complete our investments in real estate developments plus the remaining funding obligation on our joint venture investments in real estate developments to be approximately $948,766. The exact timing of the investment fundings is dependent on several factors including weather, governmental regulation and developer related issues, so the timing of investment fundings in the above table is an estimate based on information available to us at this time.

Stock Repurchases

In the past, we have provided liquidity to our stockholders through the repurchase of outstanding shares. Because our stock does not trade in any secondary market, no market value exists for our stock and another method must be used to determine the repurchase price. The Board of Directors has used the net realizable value of the Company's assets as well as an assessment of the risk profile for each investment to guide in the determination of the repurchase price for planned repurchases as well as Company repurchases in response to unsolicited tender offers.

Stockholder Liquidity and Realizable Value of Investments

The realizable value of our assets represents our current estimate of the amount of proceeds we expect to receive once our investments are completed and ready for sale. The estimate relies on a number of assumptions including the expected value of the investment once completed, less applicable selling costs, the remaining costs and the length of time required to complete the project. Many factors outside of the Company's control can cause changes in these estimates and produce significantly different results. Furthermore, as noted above, there is no organized public market for the Company's shares, so the Company's calculation of the estimated realizable value of its assets per outstanding share should not be viewed as an estimate of any market value per share, and there can be no assurance as to the amount or timing of any investment returns on the shares.

During the period from June 2005 to January 2009, the Company has not used its funds to pay dividends or distributions or, except in certain extraordinary circumstances, to redeem shares. Such extraordinary circumstances have included Company tender offers in response to unsolicited third party tender offers which the Board deemed inadequately priced and opportunistic. The Board will determine the timing and terms of any future share redemptions based on available liquidity, net realizable value, and assessment of the risk profile for each investment.

The information presented below reconciles the differences between the carrying value of our investments based on US GAAP and the estimated realizable value of our investments.

                                                                                     As of September 30,
                                                                            --------------------------------------
                                                                                      2008               2007
                                                                            -------------------- -----------------
Loans receivable secured by real estate                                           $  11,251,773     $  11,163,000
Joint Venture investments in real estate developments                                 9,944,197        33,704,973
Investments in real estate developments                                              19,026,984                --
Investment in rental property                                                         3,928,429                --
                                                                            -------------------- -----------------
Total investments in real estate per US GAAP                                         44,151,383        50,081,193
Collectible interest and preferred return not reportable per US GAAP                  4,023,463         4,487,203
                                                                            -------------------- -----------------
   Estimated  realizable value of investments in real estate                      $  48,174,846     $  54,968,396
                                                                            ==================== =================

Net Realizable Value of Assets per Share

The following calculation determines the estimated net realizable value per share of stock at September 30, 2008 and 2007:

                                                                                     As of September 30,
                                                                            --------------------------------------
                                                                                      2008               2007
                                                                            -------------------- -----------------
Cash                                                                         $          636,346   $     1,759,241
Other assets                                                                            682,411         1,015,379
Estimated realizable value of investments in real estate                             48,174,846        54,968,396
                                                                            -------------------- -----------------
Total realizable assets                                                              49,493,603        57,743,016
Accounts and notes payable                                                          (13,520,210)         (597,313)
                                                                            -------------------- -----------------
Estimated net realizable assets                                              $       35,973,393   $    57,145,703
Shares outstanding                                                                   11,590,870        13,951,452
                                                                            -------------------- -----------------
   Estimated net realizable assets per share                                 $             3.10   $          4.10
                                                                            ==================== =================

Our estimated net realizable assets per share were $3.10 at September 30, 2008, a decrease of $1.00 per share from the $4.10 we estimated at September 30, 2007. The decrease in the estimated realizable value of several of our investments was the result of the continuing significant declines in real estate values and the substantial reduction in inventory absorption rates.


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

Valuation and Realizability of Investments. All of our Acquire, Develop, and Construct loans (ADC loans) are classified for financial reporting purposes as joint venture investments in real estate developments. We have taken ownership on some ADC loans that are classified as investments in real estate developments. Such investments are stated at the lower of cost or fair value. Management conducts a review for impairment on an investment-by-investment basis whenever events or changes in circumstances indicate that the carrying amount of an investment may not be recoverable. Impairment is recognized when estimated expected future cash flows (undiscounted and without interest charges), typically from the sale of a completed property, are less than the carrying amount of the investment, plus estimated costs to complete. The estimation of expected future net cash flows is inherently uncertain and relies to a considerable extent on assumptions regarding current and future economics and market conditions. If, in future periods, there are changes in the estimates or assumptions incorporated into the impairment review analysis, the changes could result in an adjustment to the carrying amount of the investments. To the extent that there is impairment, the excess of the carrying amount of the investment over its estimated fair value, less estimated selling costs, will be charged to income. We believe that all of our investments are carried at the lower of cost or fair value; however conditions may change and cause our ADC loans and investments in real estate to decline in value in a future period.

Loan Accounting. We have applied the guidance of AICPA Practice Bulletin 1, Purpose and Scope of AcSEC Practice Bulletins and Procedures for Their Issuance,
Exhibit I in accounting for our investment loans as real estate acquisition, development, or construction (ADC) arrangements. In accordance with the ADC accounting rules, we treat these loans as if they were real estate joint ventures, and thus we do not accrue income for interest and points on our ADC loans until the sale or refinancing of a property. Revenue from interest and points from these ADC loans is recognized as cash is received from the sale or refinancing of such properties. ADC loans are classified as joint venture investments in real estate developments and include amounts funded under the loan agreements. If our ADC loans qualified as loans under GAAP, interest and points would be recognized as income in periods prior to the sale of the underlying property.

In addition to ADC loans, we have made direct equity investments in real estate joint ventures. These joint venture investments are accounted for in the same manner as our ADC loans and are classified as joint venture investments in real estate developments. During the year ended September 30, 2008, we acquired control and became the 100% owner of two of our joint ventures investments MSB Brighton, a multi-unit condominium conversion in California and Cummings Park Associates, a residential and retail project in East Palo Alto. As discussed earlier, due to weak market conditions we chose to convert the MSB Brighton project to a rental property and thus classified it as an Investment in Rental Property on our financial statements.

ITEM 7.  FINANCIAL STATEMENTS

Required financial statements and supplementary data are included in this Form 10-KSB commencing on page FS-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.  CONTROLS AND PROCEDURES

Evaluation of Effectiveness of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the period ended September 30, 2008, the period covered by this Annual Report on Form 10-KSB. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were not fully effective as of September 30, 2008 due to the significant deficiency described below.

Management's Annual Report on Internal Control Over Financial Reporting

Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2008 based on the framework set forth in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness in internal control over financial reporting is defined by the Public Company Accounting Oversight Board's Audit Standard No. 5 as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

A significant deficiency is a control deficiency, or combination of control deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting. Based on this evaluation, management concluded that our internal control over financial reporting was not fully effective as of September 30, 2008.

Management's assessment identified the following significant deficiency in internal control over financial reporting: the changes in personnel and systems during fiscal 2008 reduced management's ability to maintain the financial control system and produce financial statements.

In order to address this significant deficiency, the Company's management and the board of directors decided to meet on a regular basis to review and approve significant transactions affecting the financial statements, to review to the financial information reported on forms 10-QSB and 10-KSB, and to seek expertise as deemed necessary in critical accounting and financial reporting matters.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting

As noted above, the Company hired an independent management company to help administer the company's operations. The changes are still being evaluated to determine the ongoing effect on internal control.

ITEM 8B.  OTHER INFORMATION

None.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Our Board of Directors consists of four director positions. Our directors, executive officers and senior officers and their positions, as of the date of this filing, are:

Name                 Position
----                 --------

William Offenberg    Executive Chairman of the Board and Chief Executive Officer
Robert Puette        Director
Jeffrey Black        Treasurer, Chief Financial Officer and Director
Patricia Wolf        Secretary and Director


The business background and experience of our directors and executive officers is as follows:

William Offenberg, age 55, has been a member of the Board since July 2005. Prior to joining the Board, Mr. Offenberg acted as a consultant to the Board since July 2004. From 1998 to 2005, Mr. Offenberg was an Operating Partner at Morgenthaler Partners, a $2 billion private equity firm, where he specialized in recapitalizations and leveraged buyouts. In his capacity as Operating Partner, Mr. Offenberg has served in a variety of executive and board positions at various Morgenthaler portfolio companies. Between 1993 and 1997, Mr. Offenberg was President and Chief Executive Officer of Gatan International, a developer of scientific instrumentation. Prior to joining Gatan, Mr. Offenberg was President of Spectra-Physics Analytical from 1986 to 1993. Between 1977 and 1986, Mr. Offenberg held various management positions at Perkin-Elmer's Instrument Group. Mr. Offenberg began his career as a chemist at Atlantic Richfield. Mr. Offenberg has degree in Chemistry from Bowdoin College and did graduate work in analytical chemistry at Indiana University.

Robert Puette, age 66, is the President of Puette Capital Management, Inc., an investment and consulting company that he founded in 2005. He has been a member of the BellaVista Board since March 1, 2002. Prior to such time, Mr. Puette served as an advisory director to the Company. Between 2001 and 2004, Mr. Puette was a partner at the WK Technology venture capital firm. Between 1997 and 2000, Mr. Puette was the President, Chief Executive Officer, and member of the Board of Directors of Centigram Communications Corporation (NASDAQ), a communications technology firm. Prior to his position at Centigram, from 1995 to 1997, Mr. Puette served as President, CEO and Chairman of the Board of Directors at NetFRAME Systems (NASDAQ), a high-availability computer server company, and from 1990 to 1993; Mr. Puette served as President of Apple USA, Apple Corporation (NASDAQ). Prior to 1990, Mr. Puette served as a Group General Manager of Hewlett-Packard Corporation (NYSE). Mr. Puette is also on the Boards of Bentek Corporation (Private), Fat Spaniel Corporation (Private), AuditSolutions, Inc. (Private), Angstrom Power, Inc. (Private) and Aether Wire Corporation (Private). He is also a former director of Cisco Systems (NASDAQ). Mr. Puette holds a BSEE degree from Northwestern University and a MSOR degree from Stanford University.

Jeffrey Black, age 54 is a Senior Vice President in the Silicon Valley office of Grubb & Ellis, a national real estate company, where he has worked since 1977. In his 30 years as a real estate broker, he has concluded real estate transactions in excess of $1 billion. Notable clients that Mr. Black has represented include eBay, Altera, Amdahl, AT&T, Exxon Corporation, Marriott, TRW Corporation, VLSI Technology, Steelcase, Advanced Micro Devices and Ernst & Young. He has been named one of the Top 10 Brokers Nationwide (Grubb & Ellis
2003); No. 4 Broker in Silicon Valley (San Jose Business Journal 2003); the Hall of Fame Award (Association of Silicon Valley Brokers 1997). Mr. Black has a Bachelor's of Science and Commerce degree in Finance from Santa Clara University.

Patricia Wolf, age 62, is currently Chair of the Board of Trustees for Ottawa University where she focuses on strategic planning issues. From 1986 until 2002 she was employed by Management Technology America, the computer software company she founded in 1986. In 1999, Ms. Wolf sold Management Technology America to a company listed on the NYSE. During the period from 1999 to 2002 she continued her employment with Management Technology America. Ms. Wolf holds a Bachelor's degree in Business Administration and a Master's degree in Management, both from Ottawa University.

Terms of Directors and Officers

Our Board of Directors consists of the number of persons as shall be fixed by the Board of Directors from time to time by resolution to be divided into three classes, designated Class I, Class II and Class III, with each class to be as nearly equal in number of directors as possible. Currently there are four director positions. Mr. Puette is a Class I director and his term expires as of the annual meeting of shareholders for the fiscal year ended in 2009. Mr. Black and Ms. Wolf are Class II directors and their terms expire as of the meeting for the fiscal year ended in 2010. Mr. Offenberg is a Class III director, and his term expires as of the meeting for the fiscal year ended in 2009. At each annual meeting, the successors to the class of directors whose term expires at that time are to be elected to hold office for a term of three years, and until their successors are elected and qualified, so that the term of one class of directors expires at each annual meeting. The full Board acts to nominate candidates for the Board, as there is no separate nominating committee. There have been no changes during the year covered by this report in the procedures for nomination or by which shareholders may recommend nominees to the Board.

Upon Mr. Rider's resignation from the Board of Directors as of September 30, 2008, a resolution was passed to decrease the number of directors from five to four.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of copies of the Forms 3, 4 and 5 and amendments thereto furnished to the Company with respect to the fiscal year ended 2008, or written representations that no such reports were required to be filed with the Securities and Exchange Commission, the Company believes that during the year ended September 30, 2008, all directors and officers of the Company and beneficial owners of more than 10% of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act filed their required Forms 3, 4, or 5, as required by Section 16(a) of the Securities Exchange Act of 1934, as amended.

Code of Ethics

The Company has adopted a Code of Ethics applicable to the Chief Executive Officer, the Chief Financial Officer, and the principal accounting officer. The Company's Code of Ethics is incorporated by reference as Exhibit 14.1 to this report.


ITEM 10.     EXECUTIVE COMPENSATION.


Compensation of Officers

Summary Compensation Table
---------------- ------ ------------ ---------- ---------- ---------- ---------- ---------- ----------- ----------
Name             Year    Salary      Bonus      Stock      Option     Non-       Nonquali-  All         Total
and                      ($)         ($)        Awards     Awards     Equity     fied       Other       ($)
Principal                                       ($)        ($)        Incentive  Deferred   Compen-
Position                                                              Plan       Compen-    sation
                                                                      Compen-    sation     ($)
                                                                      sation     Earnings
                                                                      ($)        ($)
---------------- ------- ----------- ---------- ---------- ---------- ---------- ---------- ----------- ----------
Michael          2008    $250,000   $ 7,500     0          0          0          0          0           $257,500
Rider,
Chief Executive
Officer,         ------- ---------- ----------- ---------- ---------- ---------- ---------- ----------- ----------
Director         2007    $250,000   $12,500     0          0          0          0          0           $262,500


---------------- ------- ---------- ----------- ---------- ---------- ---------- ---------- ----------- ----------
Eric             2008    $103,846         0     0          0          0          0          0           $103,846
Hanke,
Chief
Investment       ------- ---------- ----------- ---------- ---------- ---------- ---------- ----------- ----------
Officer,         2007    $150,000   $20,500     0          0          0          0          0           $170,500
Secretary

---------------- ------- ---------- ----------- ---------- ---------- ---------- ---------- ----------- ----------

On September 30, 2008, the Company terminated Mr. Rider. According to the terms of his separation agreement, Mr. Rider shall receive payment of $125,000, in the form of salary continuance from the date of his termination to March 31, 2009.

In addition Mr. Rider received a payment of $7,500. Mr. Rider has agreed to provide assistance to the Company on an as needed basis during this six month period. On November 30, 2007, the Company terminated Mr. Hanke. According to the terms of his employment agreement Mr. Hanke received payments of $75,000 in the form of salary continuance from the date of his termination to May 31, 2008.

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

--------------------------------------------------------------------------------------------------------------------
None
--------------------------------------------------------------------------------------------------------------------

Compensation of Directors

--------------- ------------- ------------- ------------- -------------- --------------- --------------- -------------
Name                Fees         Stock         Option      Non-Equity     Nonqualified     All Other        Total
                   Earned        Awards        Awards       Incentive       Deferred      Compensation       ($)
                     Or           ($)           ($)           Plan        Compensation        ($)
                  Paid in                                 Compensation      Earnings
                    Cash                                       ($)            ($)
                    ($)
--------------- ------------- ------------- ------------- -------------- --------------- --------------- -------------
William           $44,500                0             0              0               0         $84,725      $129,225
Offenberg

--------------- ------------- ------------- ------------- -------------- --------------- --------------- -------------
Robert             38,000                0             0              0               0               0        38,000
Puette

--------------- ------------- ------------- ------------- -------------- --------------- --------------- -------------
Patricia           38,000                0             0              0               0               0        38,000
Wolf

--------------- ------------- ------------- ------------- -------------- --------------- --------------- -------------
Jeffrey            46,000                0             0              0               0               0        46,000
Black

--------------- ------------- ------------- ------------- -------------- --------------- --------------- -------------

As Chairman of the Board, Mr. Offenberg received $30,000 while Messrs. Puette, Black and Ms. Wolf received $25,000 each for their participation in our standard board meetings. All directors excluding direct management employees are also compensated $1,000 for every special board meeting they attend.

On September 25, 2007, the Company entered into an agreement to compensate William Offenberg, as Executive Chairman of the Board. The compensation paid Mr. Offenberg during the fiscal year covered by this report under such agreement is shown under the "All Other Compensation" column in the above table.

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

Security Ownership of Certain Beneficial Owners

                                                             Number     Percent
Title of Class   Name and Address of Beneficial Owner     of Shares    of Class
                                                      -------------- -----------

Common Stock     MacKenzie Patterson Fuller, LLC          1,390,046       12.44
                 1640 School Street
                 Moraga, California 94556

                 Jay Duncanson                              658,735        5.90
                 c/o Menlo Advisors
                 800 Oak Grove Avenue
                 Menlo Park, CA 94025
                                                      -------------- -----------
                         Total                            2,048,781       18.34
                                                      ============== ===========


The following table presents information regarding the beneficial ownership of our capital stock as of December 31, 2008 of: (1) each of our directors and executive officers; and (2) all of our directors and executive officers as a group. Unless otherwise indicated in the footnotes to the table, the beneficial owners named have, to our knowledge, sole voting and investment power with respect to the shares beneficially owned, subject to community property laws where applicable.

                                                     Number            Percent
Title of Class       Beneficial Owner             of Shares           of Class
                                          ------------------ -------------------
Common Stock         Robert Puette                 405,241                3.50
                     Jeffrey Black                 250,852                2.16
                     Patricia Wolf                 167,030                1.44
                     William Offenberg             107,404                   *
                                          ------------------ -------------------
                        Total                      930,527                8.03
                                          ================== ===================

  * Less than one percent of our outstanding capital stock.


ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Two out of four of the current members of the Board, William Offenberg and Jeffrey Black act as executive officers of the Company and cannot be considered independent directors while the other two members of the Board are considered independent, as that term is defined under New York Stock Exchange Rule Section 303A, the NYSE's Corporate Governance Rules. Under those Rules, no director qualifies as "independent" unless the Board of Directors affirmatively determines that the director has no material relationship with the Company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the Company). Material relationships can include commercial, industrial, banking, consulting, legal, accounting, charitable and familial relationships, among others. However, as the concern is independence from management, the NYSE does not view ownership of even a significant amount of stock, by itself, as a bar to an independence finding. Accordingly, while Mr. Puette and Ms. Wolf own shares of the Company's common stock, the Board views these directors/nominees as independent under these standards. In addition, a director is not independent under the NYSE Rules if: (i) the director is, or has been within the last three years, an employee of the Company, or an immediate family member is, or has been within the last three years, an executive officer, of the Company; (ii) the director has received, or has an immediate family member who has received, during any twelve-month period within the last three years, more than $100,000 in direct compensation from the listed company, other than director and committee fees and pension or other forms of deferred compensation for prior service (provided such compensation is not contingent in any way on continued service; (iii) (A) the director or an immediate family member is a current partner of a firm that is the Company's internal or external auditor; (B) the director is a current employee of such a firm; (C) the director has an immediate family member who is a current employee of such a firm and who participates in the firm's audit, assurance or tax compliance (but not tax planning) practice; or (D) the director or an immediate family member was within the last three years (but is no longer) a partner or employee of such a firm and personally worked on the Company's audit within that time; (iv) the director or an immediate family member is, or has been within the last three years, employed as an executive officer of another company where any of the Company's present executive officers at the same time serves or served on that company's compensation committee; or (v) the director is a current employee, or an immediate family member is a current executive officer, of a company that has made payments to, or received payments from, the Company for property or services in an amount which, in any of the last three fiscal years, exceeds the greater of $1 million, or 2% of such other company's consolidated gross revenues.


ITEM 13.  EXHIBITS.

a. Financial Statements. The following financial information is included as a separate section of this Annual Report on Form 10-KSB:

     1.   Report of Independent Registered Public Accounting Firms

     2.   Consolidated Balance Sheets as of September 30, 2008 and 2007

     3. Consolidated Statements of Operations for the years ended September 30, 2008 and 2007

     4. Consolidated Statement of Shareholders' Equity for the years ended September 30, 2008 and 2007

     5. Consolidated Statements of Cash Flows for the years ended September 30, 2008 and 2007

     6. Notes to Consolidated Financial Statements for the years ended September 30, 2008 and 2007



b.   Exhibits

     Exhibits submitted with this Form 10-KSB, as filed with the Securities and Exchange Commission, or those incorporated by reference to other filings are:

     Exhibit No.    Description of Exhibit

     3(i) Articles of Incorporation of the Company are incorporated by reference to Exhibit 3(i) to the Company's Form 10-12 G/A, previously filed on April 28, 2000

     3(ii)          Bylaws,   Amended  March  30,  2000  are   incorporated  by
                    reference to Exhibit 3(ii) to the Company's Form 10-12 G/A, previously filed on April 28, 2000

     3(iii) Articles Supplementary of the Company are incorporated by reference to Exhibit 99.1 to the Company's Form 10-12 G/A, previously filed on April 28, 2000

     3(iv)          Specimen Stock Certificate, is incorporated by reference to
                    Exhibit 99.2 to the Company's Form 10-12 G/A, previously filed on April 28, 2000

     4.1            Shareholder   Rights   Agreement  dated  July  19,  2004  is
                    incorporated by reference to Exhibit 4.4 in the Form 8-K previously filed July 20, 2004

     10.1 Compensation Agreement dated May 12, 2007 between BellaVista Capital, Inc. and Michael Rider is incorporated by reference to Exhibit 10.1 to the Company's March 31, 2007 Form 10-QSB, previously filed on May 21, 2007

     10.2 Compensation Agreement dated September 25, 2007 between BellaVista Capital, Inc. and William Offenberg, previously filed on December 19, 2007

     10.3 Compensation Agreement dated May 12, 2007 between BellaVista Capital, Inc. and Eric Hanke is incorporated by reference to
                    Exhibit 1042 to the Annual Report on Form 10-KSB for the year ended September 30, 2007, previously filed on December 19, 2007.

     10.4           Management    Agreement   between    BellaVista   and   RMRF
                    Enterprises, Inc., dba Cupertino Capital

     14.1 Code of Ethics is incorporated by reference to Exhibit 14.1 to the Company's 2003 Form 10-K, previously filed on April 14, 2004

     31.1           Certification of Chief Executive Officer

     31.2           Certification of Chief Financial Officer

     32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002



c.   Financial Statement Schedules

     None

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The Company accrues expenses associated with principal accountant fees and services in the year being audited or serviced. The following table presents the expenses accrued by the Company for such fees and services:

                                               Year Ended September 30,
                                         -------------------------------------
                                                      2008               2007
                                         ------------------ ------------------
Audit fees                                $        103,587   $        162,028
Audit-related fees                                      --                 --
Tax fees                                            49,810             24,170
All other fees                                          --                 --
                                         ------------------ ------------------
   Total                                  $        153,397   $        186,198
                                         ================== ==================

Tax fees are comprised of fees related to the preparation and filing of the Company's federal and applicable state tax returns.

The Company does not have an independent audit committee, and the full board of directors therefore serves as the audit committee for all purposes relating to communication with the Company's auditors and responsibility for the Company audit. All engagements for audit services, audit related services and tax services are approved in advance by the full board of directors of the Company. The Company's Board of Directors has considered whether the provision of the services described above for the years ended September 30, 2008 and 2007 is compatible with maintaining the auditor's independence.

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


Signature                     Capacity                               Date

                              President, Chief Executive Officer
/s/ William Offenberg         and Executive Chairman           January 21, 2009
-----------------------------
William Offenberg

/s/ Robert Puette             Director                         January 22, 2009
-----------------------------
Robert Puette
                              Treasurer, Chief Financial Officer
/s/ Jeffrey Black             Officer and Director             January 21, 2009
-----------------------------
Jeffrey Black

/s/ Patricia Wolf             Secretary and Director           January 21, 2009
-----------------------------
Patricia Wolf

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                         Page No

Report of independent registered public
  accounting firm - PMB Helin Donovan, LLP                                  FS-1

Consolidated condensed balance sheets as of
  September 30, 2008 and 2007                                               FS-2

Consolidated statements of operations for the years
  ended September 30, 2008 and 2007                                         FS-3

Consolidated statements of shareholders' equity for
  the years ended September 30, 2008 and 2007                               FS-4

Consolidated statements of cash flows for the years
  ended September 30, 2008 and 2007                                         FS-5

Notes to consolidated financial statements                          FS-6 - FS-17

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of BellaVista Capital, Inc.

We have audited the accompanying consolidated balance sheets of BellaVista Capital, Inc., as of September 30, 2008 and 2007 and the related consolidated statements of operations, shareholders' equity, and cash flows for the years ended September 30, 2008 and 2007 These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BellaVista
Capital, Inc. as of September 30, 2008 and 2007 and the results of its consolidated operations and its consolidated cash flows for the years ended September 30, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.


PMB Helin Donovan, LLP


San Francisco, California
January 15, 2009


                                                        BELLAVISTA CPITAL, INC.
                                                 CONSOLIDATED CONDENSED BALANCE SHEETS
                                                   AS OF SEPTEMBER 30, 2008 AND 2007



                                                                                                       2008                   2007
                                                                                      ---------------------- ----------------------
ASSETS:
Cash and cash equivalents                                                                $          636,346     $        1,759,241
Loans receivable secured by real estate
September                                                                                        11,251,773             11,163,000
Joint venture investments in real estate developments                                             9,944,197             33,704,973
Investments in real estate developments                                                          19,026,984              5,213,220
Investment in rental property, net of accumulated depreciation of $130,038 and $0 at
   September 2008 and 2007, respectively                                                          3,928,429                     --
Fixed assets, net of accumulated depreciation of  $12,831 and $95,620 at September
   30, 2008 and 2007, respectively                                                                   24,379                 32,220
Other assets, net                                                                                   670,836                958,201
                                                                                      ---------------------- ----------------------
        Total assets                                                                     $       45,482,944     $        52,830,855
                                                                                      ====================== ======================


LIABILITIES AND SHAREHOLDERS' EQUITY:

Notes payable and line of credit                                                                 12,453,057                     --
Accounts payable and accrued expenses                                                             1,062,168                587,791
Capital lease                                                                                         4,985                  9,521
                                                                                      ---------------------- ----------------------
        Total liabilities                                                                        13,520,210                597,312

Commitments and contingencies (see note 12)

Common stock: par value $0.01, 50,000,000 shares authorized at September 30, 2008 and
   2007; 11,590,870 and 13,951,452 shares issued and outstanding at September 30,
   2008 and 2007, respectively                                                                      115,908                139,514
Additional paid-in capital                                                                      103,360,168            108,051,407
Accumulated deficit                                                                             (71,513,342)           (55,957,378)
                                                                                      ---------------------- ----------------------
        Total shareholders' equity                                                               31,962,734             52,233,543
                                                                                      ---------------------- ----------------------
        Total liabilities and shareholders' equity                                       $       45,482,944     $       52,830,855
                                                                                      ====================== ======================

                                                        BELLAVISTA CPITAL, INC.
                                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                            FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007



                                                                                                           2008               2007
                                                                                             ------------------- ------------------
REVENUES:
  Revenues from loans receivable                                                                $     1,080,230     $    1,685,510
  Equity in earnings from joint venture investments                                                   2,779,574          1,855,390
  Proceeds from sale                                                                                  7,769,865         11,117,701
  Rental revenue                                                                                        206,524                 --
  Other income                                                                                          363,102             17,151
                                                                                             ------------------- ------------------
   Total revenues                                                                                    12,199,295         14,675,752
   Cost of investments in real estate developments                                                   (7,945,659)       (11,288,647)
                                                                                             ------------------- ------------------
   Gross profit                                                                                       4,253,636          3,387,105

EXPENSES:
  Salaries expense                                                                                      601,484            714,245
  Facilities expense                                                                                     53,212             93,440
  Legal and accounting expense                                                                          256,790            290,239
  Board of directors fees                                                                               395,983            318,023
  General and administrative expense                                                                    176,790             84,432
  REO and non-recurring expenses                                                                        362,071            327,064
  Rental expenses                                                                                       264,371                 --
  Depreciation expense                                                                                  139,245             21,701
  Reserve for uncollectible interest                                                                    189,849                 --
  Provision for impairment of real estate investments                                                17,017,722          7,665,943
                                                                                             ------------------- ------------------
   Total expenses                                                                                    19,457,517          9,515,087
                                                                                             ------------------- ------------------
   Net loss from operations                                                                         (15,203,881)        (6,127,982)

OTHER INCOME (EXPENSE)
  Loss on sale of fixed assets                                                                          (14,888)                --
  Interest income                                                                                        36,694             49,932
  Interest expense                                                                                     (369,889)          (213,496)
                                                                                             ------------------- ------------------
   Total other income (expense)                                                                        (348,083)          (163,564)
                                                                                             ------------------- ------------------
   Net loss before tax                                                                              (15,551,964)        (6,291,546)
   Income tax expense                                                                                    (4,000)           (27,395)
                                                                                             ------------------- ------------------
   Net loss allocable to common stock                                                               (15,555,964)        (6,318,941)
                                                                                             =================== ==================

Basic and diluted net loss per common share................................................     $         (1.25)    $       ( 0.44)
                                                                                             =================== ==================

Basic and diluted weighted-average common shares outstanding...............................          12,415,253         14,286,236
                                                                                             =================== ==================

                                                       BELLAVISTA CAPITAL, INC.
                                            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                            FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007




                                                      Common stock
                                           -----------------------------------
                                                                                    Additional       Accumulated
                                                 Shares            Amount        paid-in capital     deficit            Total
                                           ----------------- ----------------- ----------------- ----------------- -----------------
Shareholders' equity at October 1, 2006          14,991,325   $       149,913    $  110,445,001   $   (49,638,437)  $    60,956,477
   Stock repurchases                             (1,039,873)          (10,399)       (2,393,594)               --        (2,403,993)
   Net loss                                              --                --                --        (6,318,941)       (6,318,941)
                                           ----------------- ----------------- ----------------- ----------------- -----------------
Shareholders' equity at September 30, 2007       13,951,452           139,514       108,051,407       (55,957,378)       52,233,543
   Stock repurchases                             (2,360,582)          (23,606)       (4,691,239)               --        (4,714,845)
   Net loss                                              --                --                --       (15,555,964)      (15,555,964)
                                           ----------------- ----------------- ----------------- ----------------- -----------------
Shareholders' equity at September 30, 2008       11,590,870   $       115,908       103,360,168   $   (71,513,342)  $    31,962,734
                                           ================= ================= ================= ================= =================

                                                       BELLAVISTA CAPITAL, INC.
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007

                                                                                                       2008               2007
                                                                                        -------------------- --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                              $    (15,555,964)    $     (6,318,941)
   Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation                                                                                139,245               21,701
            Loss on sale of fixed assets                                                             14,888                   --
            Allowance for uncollectible interest                                                    189,849                   --
        Provision for impairment                                                                 17,017,722            7,665,943
        Decrease (increase) in other assets                                                         146,840             (210,529)
        Decrease in accounts payable and accrued expenses                                           (70,357)            (263,266)
                                                                                        -------------------- --------------------
          Net cash provided by operating activities                                               1,882,223              894,908

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from repayments of investments in real estate                                       17,895,238           28,198,247
    Cash proceeds from consolidation of entities                                                     81,080                   --
    Investments in real estate                                                                  (14,866,827)         (27,935,945)
    Proceeds from sale of fixed assets                                                                2,200                   --
   Purchase of fixed assets                                                                         (18,454)                  --
                                                                                        -------------------- --------------------
        Net cash provided by investing activities                                                 3,093,237              262,302

CASH FLOWS FROM FINANCING ACTIVITIES:
   Stock repurchases                                                                             (4,714,845)          (2,403,993)
   Borrowings under notes payable and line of credit                                              8,543,781            2,770,000
   Repayment of  notes payable and line of credit                                                (9,922,755)          (2,770,000)
   Payments under capital lease                                                                      (4,536)                  --
                                                                                        -------------------- --------------------
        Net cash used in financing activities                                                    (6,098,355)          (2,403,993)
                                                                                        -------------------- --------------------
          Net decrease increase in cash and cash equivalents                                     (1,122,895)          (1,246,783)
          Beginning cash and cash equivalents                                                     1,759,241            3,006,024
                                                                                        -------------------- --------------------
          Ending cash and cash equivalents                                                 $        636,346            1,759,241
                                                                                        ==================== ====================

Cash paid for interest                                                                     $        371,128                   --
                                                                                        ==================== ====================
Cash paid for income taxes and franchise fees                                              $          4,000                2,400
                                                                                        ==================== ====================
Supplementary disclosure of noncash investing and financing activities:

Acquisition of property and equipment through a capital lease                              $             --     $          9,521

During 2008, the company assumed ownership of three entities and exchanged its investments in real estate of $7,985,161 for noncash assets of $31,098,567 and liabilities of $23,113,406 prior to consolidation of these entities

                            BELLAVISTA CAPITAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007


1.   ORGANIZATION AND BUSINESS:


Organization

BellaVista Capital, Inc., a Maryland corporation (the Company, our, we), was formed on March 18, 1999 and commenced operations effective May 1, 1999. We have been engaged in the business of investing in real estate development projects, primarily in California. Our investments are structured as loans secured by real estate, loans made to real estate development entities and joint venture investments in real estate development entities. We are organized in a single operating segment for purposes of making operating decisions and assessing performance. BellaVista Capital, Inc. is also the 100% shareholder of Sands Drive San Jose, Inc., and Frank Norris Condominiums Inc., both of which are California corporations formed for the purpose of developing and selling residential real estate. The Company holds a 100% interest in Cummings Park
Associates, LLC a California Limited Liability Company formed to develop and sell a mixed use residential and retail project in East Palo Alto California. The Company also holds a 100% interest in MSB Brighton LLC, currently operated as a rental property.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:


Consolidation Policy

The consolidated financial statements include the accounts of BellaVista Capital, Inc. and its wholly owned subsidiaries: Sands Drive San Jose, Inc., MSB Brighton LLC, Frank Norris Condominiums Inc., and Cummings Park Associates, LLC. All intercompany accounts and transactions have been eliminated in consolidation. Investments acquired or created are evaluated based on Financial Accounting Standards Board ("FASB") Interpretation ("FIN") 46R, "Consolidation of Variable Interest Entities," which requires the consolidation of VIEs in which we are considered to be the primary beneficiary. If the investment is determined not to be within the scope of FIN 46R, then the investments are evaluated for consolidation under the American Institute of Certified Public Accountants' Statement of Position 78-9, "Accounting for Investments in Real Estate Ventures," as amended by Emerging Issues Task Force Issue No. 04-5, "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.


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

                            BELLAVISTA CAPITAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007

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

Joint Venture Investments in Real Estate Developments

Our joint venture investments in real estate developments are comprised of loans, known as Acquire, Develop, and Construct loans (ADC Loans), which are secured by real estate and have many characteristics of joint venture investments and investments in real estate joint ventures.

ADC Loans

We have originated secured loans to acquire, develop and construct residential real estate. These loans contain many of the following characteristics which are identified with ADC loans:

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

                            BELLAVISTA CAPITAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007

Investments in Real Estate Developments

Investments in Real Estate Developments represent development projects that the Company has obtained through foreclosure of its mortgage loans or controls by virtue of its operating agreements with development entities, and relate to real properties for which the Company has a controlling ownership interest. We consolidate the assets and liabilities of these Investments in Real Estate Developments in our financial statements. The Company's basis in the projects is the carrying amount of the project at the time of loan foreclosure. Management conducts a review for impairment of these assets on an investment-by-investment basis whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, but not less frequently than quarterly. Impairment is recognized when estimated expected future cash flows (undiscounted and without interest charges), typically from the sale of a completed property, are less than the carrying amount of the investment, which does not include accrued interest and points. The estimation of expected future net cash flows is inherently uncertain and relies to a considerable extent on assumptions regarding current and future economic and market conditions. If, in future periods, there are changes in the estimates or assumptions incorporated into the impairment review analysis, the changes could result in an adjustment to the carrying amount of the investments. To the extent impairment has occurred, the excess of the carrying amount of the investment over its estimated fair value, less estimated selling costs, is charged to operations.

Cash and Cash Equivalents

Cash and cash equivalents include cash held in financial institutions and other highly liquid short-term investments with original maturities of three months or less. As of September 30, 2008 we had cash totaling approximately $110,960 in excess of the $100,000 limits provided by the Federal Deposit Insurance Corporation.

Fixed Assets

Fixed assets, which include equipment and furniture, are carried at cost less accumulated depreciation. Depreciation and amortization is recorded using the straight-line method over the estimated useful life of the asset Furniture and equipment have useful lives ranging from 3 to 7 years. Buildings have useful life of 30 to 40 years.

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

                            BELLAVISTA CAPITAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007

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

In December 2007, the FASB issued SFAS No. 141R, "Business Combinations" ("SFAS 141R") which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations the Company engages in will be recorded and disclosed following existing GAAP until January 1, 2009. The Company does not expect SFAS 141R will have an impact on its financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions the Company consummates after the effective date. The Company is evaluating the impact of this standard and currently does not expect it to have a significant impact on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51" ("SFAS 160"). SFAS 160 introduces significant changes in the accounting and reporting for business acquisitions and noncontrolling interest ("NCI") in a subsidiary. SFAS 160 also changes the accounting for and reporting for the deconsolidation of a subsidiary. Companies are required to adopt the new standard for fiscal years beginning after January 1, 2009. The Company is evaluating the impact of this standard and currently does not expect it to have a significant impact on its financial position, results of operations or cash flows.

In February 2008, The FASB issued FSP No. 140-3, "Accounting for Transfers of Financial Assets and Repurchase Financing Transactions" ("FSP No. 140-3"). FSP No. 140-3 clarifies repurchase financing, which is a repurchase agreement that relates to a previously transferred financial asset between the same counterparties (or consolidated affiliates of either counterparty), that is entered into contemporaneously with, or in contemplation of, the initial transfer. FSP No. 140-3 is effective for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The Company is evaluating the impact of this standard and currently does not expect the adoption of FSP No. 140-3 to have a significant impact on its financial position, cash flows and results of operations.

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements." The Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The provisions of SFAS No. 157 were to be effective for fiscal years beginning after November 15, 2007. On February 6, 2008, the FASB agreed to defer the effective date of SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company is evaluating the impact of this standard and currently does not expect it to have a significant impact on its financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159 ", "The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 permits entities to measure many financial instruments and certain other items at fair value. Effective January 1, 2008, the Company adopted SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115." SFAS No. 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement of certain financial assets and liabilities under an instrument-by-instrument election. Subsequent measurements for the financial assets and liabilities an entity elects to fair value will be recognized in the results of operations. SFAS No. 159 also establishes additional disclosure requirements. The Company did not elect the fair value option under SFAS No. 159 for any of its financial assets or liabilities upon adoption. The adoption of SFAS No. 159 did not have a significant impact on its financial position, cash flows and results of operations.

                            BELLAVISTA CAPITAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007

In March 2008, the FASB issued SFAS No. 161 "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133" ("SFAS 161"). SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. Companies are required to adopt the new standard for be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect the adoption of SFAS 161 to have a significant impact on its financial position, results of operations or cash flows.

In June 2007 the FASB ratified EITF No. 07-3, "Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities" ("EITF 07-3") which requires non-refundable advance payments for goods and services to be used in future research and development activities to be recorded as an asset and the payments to be expensed when the research and development activities are performed. EITF 07-3 is effective for fiscal years beginning after December 15, 2007. Effective January 1, 2008, the Company adopted EITF 07-3. The adoption of EITF 07-3 did not have a significant impact on its financial position, results of operations or cash flows.

In April 2008, the FASB issued FASB Staff Position ("FSP") No. FAS 142-3, "Determination of the Useful Life of Intangible Assets," ("FSP 142-3"). The intent of this FSP is to improve consistency between the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), and the period of expected cash flows used to measure the fair value of the intangible asset under SFAS No. 141R. FSP No. 142-3 will require that the determination of the useful life of intangible assets acquired after the effective date of this FSP shall include assumptions regarding renewal or extension, regardless of whether such arrangements have explicit renewal or extension provisions, based on an entity's historical experience in renewing or extending such arrangements. In addition, FSP No. 142-3 requires expanded disclosures regarding intangible assets existing as of each reporting period. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. The Company does not expect the adoption of FSP 142-3 to have a significant impact on its financial position, results of operations or cash flows.

In June 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Emerging Issues Task Force (EITF) No. 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities." Under the FSP, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years, and is not expected to have a significant impact on the Company's results of operations, financial condition or liquidity.

In May 2008, the FASB issued Financial Accounting Standard (FAS) No. 162, "The Hierarchy of Generally Accepted Accounting Principles." The statement is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are prepared in conformance with generally accepted accounting principles. Unlike Statement on Auditing Standards (SAS) No. 69, "The Meaning of Present in Conformity With GAAP," FAS No. 162 is directed to the entity rather than the auditor. The statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with GAAP," and is not expected to have any impact on the Company's results of operations, financial condition or liquidity.

                            BELLAVISTA CAPITAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007


3.  LOANS RECEIVABLE SECURED BY REAL ESTATE:

As of September 30, 2008, loans receivable secured by real estate summarized by location consisted of the following:

                                           Amount           Recognized           Carrying
Description                               Invested          Impairments           Amount           In Default
                                     ------------------- ------------------ ------------------- ------------------
SF Bay Area                               $  10,421,673       $    165,000       $  10,256,673      $   6,858,673
California Central Valley                       210,000                 --             210,000            210,000
Southern California                             185,100                 --             185,100                 --
Other States                                    600,000                 --             600,000                 --
                                     ------------------- ------------------ ------------------- ------------------
Total                                     $  11,416,773       $    165,000       $  11,251,773      $   7,068,673
                                     =================== ================== =================== ==================

Loans Receivable Secured by Real Estate consist of loans to real estate developers which are secured by deeds of trust on real property, pay interest monthly and generally have repayment guarantees from the principals of the borrowing entity. As of September 30, 2008 $9,445,926 of these loans were secured by first trust deeds and $1,970,847 were secured by second trust deeds. Additionally, at September 30, 2008 five loans totaling $7,068,673 were in default under the terms of our loans. As of September 30, 2008, we have impaired loans receivable totaling approximately $165,000 on one of our loans receivable. Included on the Balance Sheet in Other assets is an allowance for uncollectible interest in the amount of $189,849 and zero as of September 30, 2008 and 2007, respectively.

4.   JOINT VENTURE INVESTMENTS IN REAL ESTATE DEVELOPMENTS:

As of September 30, 2008, joint venture investments in real estate developments summarized by location consisted of the following:

                                                                                                   Remaining
                                           Amount                               Carrying            Funding
Description                               Invested           Impairments         Amount            Obligation
                                     ------------------- ------------------ ------------------- ------------------
SF Bay Area                           $      10,909,306   $      1,964,705   $       9,117,125   $        297,461
Southern California                           7,143,683          6,337,835             827,072            320,000
                                     ------------------- ------------------ ------------------- ------------------
Total                                 $      18,052,989   $      8,302,540   $       9,944,197   $        617,461
                                     =================== ================== =================== ==================


Joint Venture Investments in real estate developments consist of ADC loans and joint investments with real estate developers. ADC Loans, which are loan arrangements that are typically secured by real property, provide for the payment of interest from an interest reserve established from loan funds and may also, provide for the payment of an exit fee as a percentage of sales from each unit in the development or a share of project profits. Joint Venture investments are equity investments in operating entities formed for the purpose of developing real estate. Our investment typically earns a preferred return calculated based on our investment amount at a specific rate during the term of the investment and a share of the project profits. As of September 30, 2008 we have recognized impairments totaling approximately $8.3 million on three of our joint venture investments in real estate developments.

                            BELLAVISTA CAPITAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007

5.   INVESTMENTS IN REAL ESTATE DEVELOPMENTS:

Investments in Real Estate Developments include real estate development projects we own, either directly or through a subsidiary company we own or control. The following table summarizes our Investments in Real Estate Developments by location as of September 30, 2008:

Description
                                      Amount Invested       Recognized          Carrying           Costs to
                                     (net of payments)      Impairment           Amount            Complete
                                     ------------------ ------------------ ------------------ ------------------
SF Bay Area                           $     19,385,494   $      3,748,223   $     19,026,984   $        331,305
                                     ------------------ ------------------ ------------------ ------------------
         Total                        $     19,385,494   $      3,748,223   $     19,026,984   $        331,305
                                     ================== ================== ================== ==================


6.  INVESTMENT IN RENTAL PROPERTY:

During the fiscal year ended September 30, 2008, the Company acquired control and became the 100% owner of the joint venture investment MSB Brighton LLC, a multi-unit condominium conversion in California. Management converted this property from a held-for-sale to a rental property as of September 30, 2008. The rental property is summarized as follows:



Land                                                  $     1,076,589
Building                                                    2,969,348
Furniture and equipment                                        12,530
                                                   -------------------
   Total rental property                                    4,058,467
   Accumulated depreciation                                  (130,038)
                                                   -------------------
    Rental property, net                              $     3,928,429
                                                   ===================

7.  FIXED ASSETS:

During March 2008 the Company disposed of furniture and equipment with a net book value of $17,088 and received $2,200 in cash. The $14,888 loss from the sale is included in the statement of operations. Fixed Assets at September 30, 2008 and September 30, 2007 consisted of the following:

                                            As of September 30,
                                   ---------------------------------------
                                          2008                2007
                                   ------------------- -------------------
Computer equipment                    $        18,756     $        88,110
Furniture                                      18,454              39,730
                                   ------------------- -------------------
   Total office equipment                      37,210             127,840
   Accumulated depreciation                   (12,831)            (95,620)
                                   ------------------- -------------------
    Fixed assets, net                 $        24,379     $        32,220
                                   =================== ===================

                            BELLAVISTA CAPITAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007


8.  CONSOLIDATION OF SUBSIDIARIES AND SUPPLEMENTARY CASH FLOW INFORMATION:

During the year ended September 30, 2008, the Company became the 100% owner of three properties previously classified as joint venture investments. Upon taking ownership, the Company recorded the assets and liabilities of each entity and eliminated the intercompany accounts. Below is a summary of the assets and liabilities of each consolidated entity as of the date of consolidation, as recorded in these financial statements:

 Cummings Park, LLC as of January 1, 2008
 Cash                                                      $          35,106
 Land                                                              1,260,000
 Work in Process                                                  13,534,865
 Deposits                                                             14,930
 Accounts Payable                                                   (511,888)
 Construction loan payable                                       (11,310,302)
 Security Deposits                                                   (32,846)
                                                        ---------------------
 Pre-consolidation investment in joint venture             $       2,989,865
                                                        =====================


 Frank Norris Condominiums Inc., as of July 3, 2008
 Cash                                                      $          45,974
 Accounts Receivable                                                  14,330
 Building                                                          7,544,086
 Accounts Payable                                                     (6,285)
 Loan Payable                                                     (2,521,729)
                                                        ---------------------
 Pre-consolidation investment in real estate               $       5,076,376
                                                        =====================


 MSB Brighton, LLC as of January 1, 2008
 Land                                                      $       1,076,589
 Buildings                                                         7,626,443
 Prepaid property taxes                                               27,324
 Construction loan payable                                       (8,730,356)
                                                        ---------------------
 Pre-consolidation investment in joint venture             $              --
                                                        =====================
 ----------------------------------------------------------------------------


9.  NOTES PAYABLE AND LINE OF CREDIT:

Notes payable as of September 30, 2008 and 2007 consisted of the following:

                                            As of September 30,
                                   ---------------------------------------
                                          2008                2007
                                   ------------------- -------------------
Secured line of credit                $     2,600,000     $            --
Secured loan                                7,331,328                  --
Secured loan                                2,521,729                  --
                                   =================== ===================
   Total                              $    12,453,057     $            --
                                   =================== ===================

The line of credit of $2,600,000 represents the outstanding balance as of September 30, 2008 on a $3.0 million revolving line of credit secured by a deed of trust on one of our investments. It bears interest at Prime plus 1.0% (5.50% September 30, 2008). The line matured on June 5, 2008, and was extended to April 18, 2009.

The secured loan of $7,331,328 represents the outstanding balance as of September 30, 2008 on a $14.9 million construction loan originated for the purpose of financing the construction of a residential and retail mixed use project in East Palo Alto, California. The loan is owed by Cummings Park Associates, LLC and is secured by the real property. The Company has

                            BELLAVISTA CAPITAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007

consolidated the project's financial statements effective January 1, 2008. Prior to January 1, 2008 the Company reported its investment in this project on the equity method. The loan bears interest at Prime plus 2%, (6.0% at September 30, 2008) and matures on March 15, 2009. Interest-only payments are due monthly on the outstanding balance of the note. Principal payments will be made from the proceeds when units are sold.

The secured loan of $2,521,729 represents the outstanding balance as of September 30, 2008 on an assumed loan for the Frank Norris Condominium Inc. property that is now fully owned by the Company and is secured by the property. The Company consolidated the property's financial statements beginning July 3, 2008. The loan bears interest at Prime plus 1% with a floor of 6.0% (6% at September 30, 2008) and matures on April 15, 2009. Interest-only payments are due monthly on the outstanding balance of the note.


10.  SHAREHOLDERS' EQUITY:

There is currently no public trading market for our stock. We are authorized to issue up to 50,000,000 shares of Common Stock. As of September 30, 2008 we have repurchased 1,564,097 shares in connection with legal settlements and 6,328,385 shares under tender offers at various prices. At September 30, 2008 we had 11,590,870 shares of Common Stock outstanding.

Since June 2005, a group of entities associated with Mackenzie Patterson Fuller, Inc. (collectively "MPF") have acquired an aggregate of 1,388,046 shares as of September 30, 2008, through a series of unsolicited tender offers. During the year ended September 30, 2008, the Company responded to tender offers made by MPF at prices the Company believed were overly opportunistic by commencing its own tender offer to repurchase shares and purchased shares as shown in the table below:

Offer Date                  Shares           Price per           Total Amount
                          Purchased            share
                        ---------------    ---------------    ----------------
October 1, 2007              1,257,982              $2.00        $  2,515,964
March 20, 2008                 731,687              $2.00           1,463,374
                        ---------------                       ----------------
                             1,989,669                           $  3,979,338
                        ===============                       ================

On October 17, 2007, the Company negotiated settlements and releases of certain claims against the Company and certain of its current and former officers and directors the terms of which provided that the shareholder tender 130,000 shares of the Company's stock to the Company for no consideration and additionally provided that the Company would repurchase 25,966 shares of Company stock from the shareholder at a price of $2.25 per share for a total payment of $58,424. During the year ended September 30, 2008, the Company negotiated settlements and releases of certain claims against the Company and certain of its current and former officers and directors made by certain shareholders holding 214,947 shares. The settlement included, among other terms, the repurchase of the 214,947 shares held by the shareholders at $3.15 per share for a purchase price of $677,083, and the dismissal of the claims of the shareholders included in the complaint originally served on the Company in April 2006. Insurance reimbursements pertaining to this case of $166,649 have been reported as miscellaneous income.

In August 2008, MPF commenced another tender offer to purchase up to 400,000 shares at a price of $1.00 per share. The Company responded with its own tender offer to repurchase up to 750,000 shares at a price of $1.75 per share and completed the repurchase of 419,437 shares at $1.75 per share in October, 2008.

The Company has not declared or paid any dividends on its capital stock during the period from January 1, 2005 through the date of this report.

                            BELLAVISTA CAPITAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007

11.   INCOME TAXES


At September 30, 2008 and 2007, we had U.S. federal net operating loss carry forwards of approximately $101.6 million and $96.7 million, respectively. The net operating loss carry forwards expire in various amounts between the years 2016 and 2028. If there is a change in ownership, utilization of the U.S. net operating losses may be subject to substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

Operating Loss Carry forward

Operating loss carry forwards consisted of the following:

                                                Federal          California
                                         Operating Loss      Operating Loss
                                          Carry forward       Carry forward
                                    -------------------- -------------------
September 30, 2008                     $      4,985,411     $     4,981,411
September 30, 2006                            4,413,981           4,411,581
September 30, 2005                           12,485,650          12,485,650
December 31, 2004                            34,098,334          34,098,334
December 31, 2003                            38,176,549          22,905,929
December 31, 2002                             7,488,817           3,915,918
                                    -------------------- -------------------
   Total                               $    101,648,742     $    82,798,823
                                    ==================== ===================

Deferred Taxes

The significant components of the Company's deferred tax assets are as follows:

                                                As of September 30,
                                       ----------------------------------------
                                                     2008               2007
                                       -------------------- -------------------
Net operating loss carry
  forwards                                $     39,391,387     $    37,405,711
Income from real estate
  investments reported
  on tax returns but not
  includible in financial
  statement income                                 965,004           2,328,370
Impairment charges reported
  in financial statements
  but not deducted on tax
  return                                         6,768,366           3,615,978
   Valuation allowance                         (47,124,757)        (43,350,059)
                                       -------------------- -------------------
   Net deferred tax assets                $             --     $            --
                                       ==================== ===================

As of September 30, 2008 and 2007, the Company and its subsidiaries had provided valuation allowances of approximately $47.1 million and $43.4 million, respectively, in respect of deferred tax assets resulting from tax loss carry forwards and temporary timing differences in the reporting of revenues and expenses because it is more likely than not that the carry forwards may expire unused and that future tax deductions may not be realized through future operations.

The following table presents the income tax provision for federal and state income taxes for the years ended September 30, 2008 and 2007:

                                                Year Ended September 30,
                                       ----------------------------------------
                                                     2008               2007
                                       -------------------- -------------------
Federal                                   $             --     $        20,525
State                                                4,000               6,870
                                       -------------------- -------------------
   Total                                  $          4,000     $        27,395
                                       ==================== ===================

                            BELLAVISTA CAPITAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007

12.   COMMITMENTS AND CONTINGENCIES:

Capital leases

The following is a schedule, by years, of future minimum payments required under capital leases that have initial or remaining noncancelable lease terms in excess of one year as of September 30, 2008:

Year ended September 30, 2009                            $          3,580
Year ended September 30, 2010                                       1,405
                                                       -------------------
   Net minimum lease payments                            $          4,985
                                                       ===================


Litigation

As of September 30, 2008, the Company was involved in the following litigation in which claims for damages would be material if the plaintiff prevailed and there is at least a reasonable possibility that a loss may have occurred:

     Richard Aster v BellaVista Capital, Inc. et al. A lawsuit alleging construction defects in the installation of windows and roofing related to a single family home that was purchased by the plaintiff from the Company after the Company acquired the property through foreclosure. This lawsuit names several defendants, including the Company and the original developer. In addition, a lawsuit has been filed by the original developer against the Company for indemnification and defense. The Company believes it has strong and viable defenses and plans to vigorously defend these actions.

     Aztec Foreclosure Corp v Natural Software, Inc. et al. This case is an interpleader lawsuit. The Company has been named as a defendant because the funds at issue are part of the estate of a creditor that owes money to the Company. No party in the lawsuit has asserted claims against the Company. The Company has elected not to assert a claim in the case because it has determined that the claims of certain other secured creditors are senior in priority to that of the Company and these claims in aggregate are greater than the funds at issue. Therefore, the Company has no realistic chance of collecting any of the funds at issue from the judgment debtor's estate.


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

                            BELLAVISTA CAPITAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007


13.   SUBSEQUENT EVENTS

Pulgas Property

As of September 30, 2008, the Company had a loan on a property located in East Palo Alto, CA, in the amount of $5 million. The loan matured on April 30, 2008, and when the borrower was unable to comply with terms of an extension of the loan, the Company commenced a foreclosure proceeding as of August 2008. The process was completed and the Company took title to this property on December 31, 2008 by foreclosure.

Brighton Debt Approval

As of September 30, 2008, the Company owned a 43 unit townhome project in Modesto, CA. The property is currently being held as a Rental Property. The Board of Directors in October 2008 authorized the Company to borrow up to $1.5 million on a secured credit facility. As of December 31, 2008, the Company had utilized the line of credit and had an outstanding balance of $1.5 million.

Tender Offer

As of September 30, 2008 the Company had an open tender offer. The tender offer ended October 20, 2008, and resulted in the redemption of 419,437 shares. The redemption price paid by the Company was $1.75 per share for a total of $734,015. The Company had a total of 11,171,433 shares outstanding after the redemption was completed.