Form 10-Q
period 2008-12-31
BELLAVISTA CAPITAL INC
filed 2009-02-25
CIK 1086670

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2008

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                         Commission File Number: 0-30507

                            BellaVista Capital, Inc.
             (Exact name of registrant as specified in its charter)


           Maryland                                            94-3324992
(State or other jurisdiction of                             (I.R.S. Employer
 Incorporation or organization)                           Identification No.)


      15700 Winchester Blvd.
           Los Gatos, CA                                         95030
  (Address of principal offices)                               (zip code)

                                 (408) 354-8424
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]


 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company"
                       in Rule 12b-2 of the Exchange Act.

         Large accelerated filer                     Accelerated filer
         Yes [ ]  No [X]                              Yes [ ]  No [X]

       Non-accelerated filer (Do not
   Check if a smaller reporting company)          Smaller reporting company
             Yes [ ]  No [ ]                           Yes [X]  No [ ]


      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes [ ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                 Yes [ ] No [ ]


APPLICABLE ONLY TO CORPORATE ISSUERS:

      The number of shares of the registrant's only class of common equity, its common stock, outstanding as of February 23, 2009: 11,171,433


This Quarterly Report on Form 10-Q of BellaVista Capital, Inc. (the "Company") contains forward-looking statements. All statements other than statements of historical fact may be forward-looking statements. These include statements regarding the Company's future financial results, operating results, business strategies, projected costs and capital expenditures, investment portfolio, competitive positions, and plans and objectives of management for future operations. Forward-looking statements may be identified by the use of words such as "may," "will," "should," "expect," "plan," anticipate," "believe," "estimate," "predict," "intend," "seek," "target" and "continue," or the negative of these terms, and include the assumptions that underlie such statements. The Company's actual results could differ materially from those expressed or implied in these forward-looking statements as a result of various risks and uncertainties, including those set forth in Part II, Item 1A - Risk Factors. All forward-looking statements in this report are based on information available to the Company as of the date hereof and the Company assumes no obligation to update any such statements.

Table of Contents

   Part I.  Financial Information

 Item 1.    Financial Statements (unaudited)                                   2

            Condensed Consolidated Balance Sheets as of December 31, 2008 and
            September 30, 2008 (unaudited)                                     3

            Condensed Consolidated Statements of Operations for the Three
            Months Ended December 31, 2008 and 2007 (unaudited)                4

            Condensed Consolidated Statements of Cash Flows for the Three
            Months Ended December 31, 2008 and 2007 (unaudited)                5

            Notes to the Condensed Consolidated Financial Statements
            (unaudited)                                                        6

 Item 2.    Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                             13

 Item 3.    Quantitative and Qualitative Disclosures About Market Risk        13

 Item 4T.   Controls and Procedures                                           18

 Part II.   Other Information

 Item 1.    Legal Proceedings                                                 18

 Item 1A.   Risk Factors                                                      19

 Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds       19

 Item 3.    Defaults Upon Senior Securities                                   19

 Item 4.    Submission of Matters to a Vote of Security Holders               19

 Item 5.    Other Information                                                 20

 Item 6.    Exhibits                                                          20

            Signatures                                                        21

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


     Attached are the following unaudited financial statements of BellaVista Capital, Inc., formerly known as Primecore Mortgage Trust, Inc. (the "Company"):

     (1)  Condensed   Consolidated  Balance  Sheets  as  of  December  31,  2008
(unaudited), and September 30, 2008 (audited)

     (2) Condensed Consolidated Statements of Operations for the Three Months ended December 31, 2008 and 2007 (unaudited)

     (3) Condensed Consolidated Statements of Cash Flows for the Three Months ended December 31, 2008 and 2007 (unaudited)

     (4) Notes to Condensed Consolidated Financial Statements (unaudited)

     The financial statements referred to above should be read in conjunction with the Company's audited financial statements for the period ended September 30, 2008 as filed with the Securities and Exchange Commission in our Annual Report on Form 10-KSB filed January 23, 2009.

                            BELLAVISTA CAPITAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)


                                                                            December 31, 2008  September 30, 2008
                                                                            ------------------ -------------------
ASSETS:
Cash and cash equivalents                                                      $       92,809     $       636,346
Loans receivable secured by real estate                                             6,194,830          11,251,773
Joint venture investments in real estate developments                               9,369,654           9,944,197
Investments in real estate developments                                            21,609,707          19,026,984
Investment in rental property, net of accumulated depreciation of $135,796
   and $130,038 at December 31, 2008 and September 30, 2008, respectively           3,922,672           3,928,429
Fixed assets, net of accumulated depreciation of $14,388 and $12,831 at
   December 31, 2008 and September 30, 2008, respectively                              33,773              24,379
Other assets, net                                                                     471,841             670,836
                                                                            ------------------ -------------------
        Total assets                                                           $   41,695,286     $    45,482,944
                                                                            ================== ===================

LIABILITIES AND SHAREHOLDERS' EQUITY:
Notes payable and line of credit                                               $   13,124,767     $    12,453,057
Accounts payable and accrued expenses                                                 775,810           1,062,168
Capital lease                                                                           4,117               4,985
                                                                            ------------------ -------------------
        Total liabilities                                                          13,904,694          13,520,210

SHAREHOLDERS' EQUITY:
Common stock: par value $0.01, 50,000,000 shares authorized at December 31,
   2008 and September 30, 2008; 11,171,433 and 11,590,870 shares
   outstanding, respectively                                                          111,714             115,908
Additional paid-in capital                                                        102,630,358         103,360,168
Accumulated deficit                                                               (74,951,480)        (71,513,342)
                                                                            ------------------ -------------------
        Total shareholders' equity                                                 27,790,592          31,962,734
                                                                            ------------------ -------------------
        Total liabilities and shareholders' equity                             $    41,695,286    $    45,482,944
                                                                            ================== ===================

                            BELLAVISTA CAPITAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     For the Three Months Ended December 31,
                                   (unaudited)



                                                                                         2008             2007
                                                                            ------------------ ----------------
REVENUES:
   Revenues from loans receivable                                              $      133,120     $    324,046
   Equity in earnings from joint venture investments                                       --          291,871
    Proceeds from sales of real estate                                                755,000               --
    Rental revenue                                                                    194,051               --
   Other                                                                                   --           14,756
                                                                            ------------------ ----------------
     Total revenues                                                                 1,082,171          630,673
     Cost of sales of real estate                                                    (947,252)              --
                                                                            ------------------ ----------------
     Gross profit                                                                     134,919          630,673

EXPENSES:
   Salaries expense                                                                     1,689          134,824
   Facilities expense                                                                   1,232           23,089
   Legal and accounting expense                                                        30,433           45,327
   Board of directors fees                                                             87,347           86,799
    Management fees                                                                   150,725               --
   General and administrative expense                                                  69,341           17,927
   REO and non-recurring expenses                                                      48,957           49,211
    Rental expenses                                                                   129,311               --
   Depreciation expense                                                                 7,315            3,120
   Provision for impairment of investments in real estate                           2,852,988        6,089,715
                                                                            ------------------ ----------------
     Total expenses                                                                 3,379,338        6,450,012
                                                                            ------------------ ----------------
     Net loss from operations                                                      (3,244,419)      (5,819,339)

OTHER INCOME (EXPENSE)
     Interest income                                                                    1,081            3,889
     Interest expense                                                                (194,800)              --
                                                                            ------------------ ----------------
       Total other income (expense)                                                  (193,719)           3,889
                                                                            ------------------ ----------------
       Net loss before tax                                                         (3,438,138)      (5,815,450)
                                                                            ------------------ ----------------
     Income tax expense                                                                    --           (2,400)
                                                                            ------------------ ----------------
     Net loss allocable to common stock                                        $   (3,438,138)    $ (5,817,850)

                                                                            ================== ================

Basic and diluted net income (loss) per share                                  $       (0.31)     $      (0.44)
                                                                            ================== ================

Basic and diluted weighted average shares outstanding                              11,262,615       13,363,784
                                                                            ================== ================

                            BELLAVISTA CAPITAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     For the Three Months Ended December 31,
                                   (unaudited)


                                                                                           2008                 2007
                                                                            -------------------- --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                  $     (3,438,138)    $     (5,817,850)
   Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation                                                                      7,315                3,120
            Allowance for uncollectible interest                                         52,931                   --
        Provision for impairment                                                      2,852,988            6,089,715
        Decrease in other assets
                                                                                        146,932              239,797
        (Decrease) increase in accounts payable and accrued expenses                   (287,216)             251,637
                                                                            -------------------- --------------------
          Net cash provided by (used in) operating activities                          (665,188)             766,419

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from repayments of investments in real estate                            1,369,213            3,275,765
    Investments in real estate                                                       (1,173,438)          (3,936,297)
   Purchase of fixed assets                                                             (10,951)                  --
                                                                            -------------------- --------------------
        Net cash provided by (used in) investing activities                             184,824             (660,532)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Stock repurchases                                                                   (734,015)          (2,574,388)
   Borrowings under notes payable and line of credit                                  1,500,000            2,328,000
   Repayment of  notes payable and line of credit                                      (828,290)          (1,475,000)
   Payments under capital lease                                                            (868)              (1,924)
                                                                            -------------------- --------------------
        Net cash used in financing activities                                           (63,173)          (1,723,312)
                                                                            -------------------- --------------------
          Net decrease in cash and cash equivalents                                    (543,537)          (1,617,425)
          Beginning cash and cash equivalents                                           636,346           31,759,241
                                                                            -------------------- --------------------
          Ending cash and cash equivalents                                     $         92,809     $        141,816
                                                                            ==================== ====================

Cash paid for interest
                                                                               $        131,093     $          5,671
                                                                            ==================== ====================

                            BELLAVISTA CAPITAL, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



1.   ORGANIZATION AND BUSINESS:

These statements are not a complete financial statement presentation. They should be read in conjunction with our audited September 30, 2008 Financial Statements filed on Form 10-KSB. The accompanying unaudited interim financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. The results of operations for the three months ended December 31, 2008 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

Organization

BellaVista Capital, Inc., a Maryland corporation (the Company, our, we), was formed on March 18, 1999 and commenced operations effective May 1, 1999. We have been engaged in the business of investing in real estate development projects, primarily in California. Our investments are structured as loans secured by real estate, loans made to real estate development entities and joint venture investments in real estate development entities. We are organized in a single operating segment for purposes of making operating decisions and assessing performance. BellaVista Capital, Inc. is also the 100% shareholder of Sands Drive San Jose, Inc., and Frank Norris Condominiums Inc., both of which are California corporations formed for the purpose of developing and selling residential real estate. The Company holds a 100% interest in Cummings Park Associates, LLC a California Limited Liability Company formed to develop and sell a mixed use residential and retail project in East Palo Alto California. The Company also holds a 100% interest in MSB Brighton LLC, currently operated as a rental property. During the period ended December 31, 2008, the Company became the sole owner of one of its investments through foreclosure.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Consolidation Policy

The consolidated financial statements include the accounts of BellaVista Capital, Inc. and its wholly owned subsidiaries: Sands Drive San Jose, Inc., MSB Brighton LLC, Frank Norris Condominiums Inc. and Cummings Park Associates, LLC. All intercompany accounts and transactions have been eliminated in consolidation. Investments acquired or created are evaluated based on Financial Accounting Standards Board ("FASB") Interpretation ("FIN") 46R, "Consolidation of Variable Interest Entities," which requires the consolidation of VIEs in which we are considered to be the primary beneficiary. If the investment is determined not to be within the scope of FIN 46R, then the investments are evaluated for consolidation under the American Institute of Certified Public Accountants' Statement of Position 78-9, "Accounting for Investments in Real Estate Ventures," as amended by Emerging Issues Task Force Issue No. 04-5, "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.

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

                            BELLAVISTA CAPITAL, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


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

                            BELLAVISTA CAPITAL, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


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

Cash and Cash Equivalents

Cash and cash equivalents include cash held in financial institutions and other highly liquid short-term investments with original maturities of three months or less. As of December 31, 2008 the Company's cash was fully insured by the Federal Deposit Insurance Corporation ("FDIC"). FDIC limits have been waived indefinitely.

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

                            BELLAVISTA CAPITAL, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

3.  LOANS RECEIVABLE SECURED BY REAL ESTATE:

As of December 31, 2008, loans receivable secured by real estate summarized by location consisted of the following:

                                                 Amount         Recognized            Carrying
Description                                    Invested        Impairments              Amount         In Default
                                     ------------------- ------------------ ------------------- ------------------
SF Bay Area                             $     5,345,674     $      165,000     $     5,180,673     $    1,862,674
California Central Valley                       229,057                 --             229,057            229,057
Southern California                             185,100                 --             185,100                 --
Other States                                    600,000                 --             600,000                 --
                                     ------------------- ------------------ ------------------- ------------------
Total                                   $     6,359,831     $      165,000     $     6,194,830     $    2,091,731
                                     =================== ================== =================== ==================

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
                                     =================== ================== =================== ==================

Loans Receivable Secured by Real Estate consist of loans to real estate developers which are secured by deeds of trust on real property, pay interest monthly and generally have repayment guarantees from the principals of the borrowing entity. As of December 31, $4,038,984 of these loans were secured by first trust deeds and $2,320,847 were secured by second trust deeds. Additionally, at December 31, 2008 six loans totaling $2,091,731 were in default under the terms of our loans. As of December 31, 2008, we had recorded an impairment on one of our loans receivable in the amount of $165,000. Included on the Balance Sheet in Other assets is interest receivable of $355,386 and $309,559 less an allowance for uncollectible interest in the amount of $242,780 and $189,849 as of December 31, 2008 and September 30, 2008, respectively.

4. JOINT VENTURE INVESTMENTS IN REAL ESTATE DEVELOPMENTS:

As of December 31, 2008, joint venture investments in real estate developments summarized by location consisted of the following:

                                                                                                        Remaining
                                                 Amount                               Carrying           Funding
Description                                    Invested        Impairments              Amount         Obligation
                                     ------------------- ------------------ ------------------- ------------------
SF Bay Area                             $    11,300,566     $    1,964,705     $     9,369,654     $       44,934
Southern California                           7,463,683          7,484,906                  --                 --
                                     ------------------- ------------------ ------------------- ------------------
Total                                   $    18,764,249     $    9,449,611     $     9,369,654     $       44,934
                                     =================== ================== =================== ==================

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
                                     =================== ================== =================== ==================

                            BELLAVISTA CAPITAL, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


4. JOINT VENTURE INVESTMENTS IN REAL ESTATE DEVELOPMENTS (continued):

Joint Venture Investments in real estate developments consist of ADC loans and joint investments with real estate developers. ADC Loans, which are loan arrangements that are typically secured by real property, provide for the payment of interest from an interest reserve established from loan funds and may also provide for the payment of an exit fee as a percentage of sales from each unit in the development or a share of project profits. Joint Venture investments are equity investments in operating entities formed for the purpose of developing real estate. Our investment typically earns a preferred return calculated based on our investment amount at a specific rate during the term of the investment and a share of the project profits. As of December 31, 2008 and September 30, 2008, we have recognized impairments totaling approximately $10.2 and $8.3 million, respectively on three of our joint venture investments in real estate developments.


5.   INVESTMENTS IN REAL ESTATE DEVELOPMENTS:

Investments in Real Estate Developments include real estate development projects we own, either directly or through a subsidiary company we own or control. The following table summarizes our Investments in Real Estate Developments by location as of December 31, 2008:

                                     Amount Invested        Recognized          Carrying           Costs to
Description                          (net of payments)      Impairment           Amount            Complete
                                     ------------------- ------------------ ------------------- ------------------
SF Bay Area                             $    26,455,888     $    4,846,181     $    21,609,707     $      460,646
                                     ------------------- ------------------ ------------------- ------------------
         Total                          $    26,455,888     $    4,846,181     $    21,609,707     $      460,646
                                     =================== ================== =================== ==================

The following table summarizes our Investments in Real Estate Developments by location as of September 30, 2008:

                                     Amount Invested        Recognized          Carrying           Costs to
Description                          (net of payments)      Impairment           Amount            Complete
                                     ------------------- ------------------ ------------------- ------------------
SF Bay Area                             $    19,385,494     $    3,748,223     $    19,026,984     $      331,305
                                     ------------------- ------------------ ------------------- ------------------
         Total                          $    19,385,494     $    3,748,223     $    19,026,984     $      331,305
                                     =================== ================== =================== ==================

6.  INVESTMENT IN RENTAL PROPERTY:

 The rental property is summarized as follows at December 31, 2008 and September 30, 2008:

                                       December 31, 2008    September 30, 2008
                                       ------------------- -------------------
Land                                      $     1,076,589     $     1,076,589
Building                                        2,969,348           2,969,348
Furniture and equipment                            12,531              12,530
                                       ------------------- -------------------
   Total rental property                        4,058,468           4,058,467
   Accumulated depreciation                      (135,796)           (130,038)
                                       ------------------- -------------------
    Rental property, net                  $     3,922,672     $     3,928,429
                                       =================== ===================

Depreciation expense was $5,757 for the three months ended December 31, 2008.

                            BELLAVISTA CAPITAL, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


7.  FIXED ASSETS:

 Fixed Assets at December 31, 2008 and September 30, 2008 consisted of the following:

                                        December 31, 2008  September 30, 2008
                                       ------------------- -------------------
Computer equipment                        $        18,756     $        18,756
Furniture                                          29,405              18,454
                                       ------------------- -------------------
   Total office equipment                          48,161              37,210
   Accumulated depreciation                       (14,388)            (12,831)
                                       ------------------- -------------------
    Fixed assets, net                     $        33,773     $        24,379
                                       =================== ===================

Depreciation expense was $1,557 for the three months ended December 31, 2008


8.  NOTES PAYABLE AND LINE OF CREDIT:

Notes payable and line of credit as of December 31, 2008 and September 30, 2008 consisted of the following:

                                       December 31, 2008  September 30, 2008
                                       ------------------- -------------------
Secured line of credit                    $     2,600,000     $     2,600,000
Secured loan                                    6,503,038           7,331,328
Secured loan                                    2,521,729           2,521,729
Secured loan                                    1,500,000                  --
                                       ------------------- -------------------
   Total                                  $    13,124,767     $    12,453,057
                                       =================== ===================

The line of credit of $2,600,000 represents the outstanding balance as of December 31, 2008 and September 30, 2008 on a $3.0 million revolving line of credit secured by a deed of trust on one of our investments. It bears interest at Prime plus 2% (5.25% and 5.50% at December 31, 2008 and September 30, 2008, respectively). The line matured on June 5, 2008, and was extended to April 18, 2009.

The secured loan totaling $6,503,038 and $7,331,328 at December 31 and September 30, 2008, respectively remains outstanding on a $14.9 million construction loan originated for the purpose of financing the construction of a residential and retail mixed use project in East Palo Alto, California. The loan is owed by Cummings Park Associates, LLC and is secured by the real property. The loan bears interest at Prime plus 1%, (5.0% at December 31, 2008) and matures on March 15, 2009. Interest-only payments are due monthly on the outstanding balance of the note. Principal payments will be made from the proceeds when units are sold.

The secured loan of $2,521,729 is the outstanding balance as of December 31, 2008 and September 30, 2008 on an assumed loan for the Frank Norris Condominium Inc. property that is now fully owned by the Company and is secured by the property. The loan bears interest at Prime plus 1% with a floor of 6.0% (6% at December 31, 2008) and matures on April 15, 2009. Interest-only payments are due monthly on the outstanding balance of the note.

The secured loan of $1,500,000 is the outstanding balance as of December 31, 2008 on a loan secured by the MSB Brighton rental property. The loan bears interest at 11.5%. Interest-only payments are due monthly on the outstanding balance of the note. The note matures on February 1, 2012.


9.  SHAREHOLDERS' EQUITY:

There is currently no public trading market for our stock. We are authorized to issue up to 50,000,000 shares of Common Stock. As of December 31, 2008 we have repurchased 1,564,097 shares in connection with legal settlements and 6,747,822 shares under tender offers at various prices. At December 31, 2008 we had 11,171,433 shares of Common Stock outstanding.

                            BELLAVISTA CAPITAL, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


9. SHAREHOLDERS' EQUITY (continued):

Since June 2005, a group of entities associated with Mackenzie Patterson Fuller, Inc. (collectively "MPF") have acquired an aggregate of 1,390,046 shares as of December 31, 2008, through a series of unsolicited tender offers.

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


10.   COMMITMENTS AND CONTINGENCIES:

Litigation

As of December 31, 2008, the Company was involved in the following litigation in which claims for damages would be material if the plaintiff prevailed and there is at least a reasonable possibility that a loss may have occurred:

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


 11.   SUBSEQUENT EVENTS:

The Board of Directors authorized the Company's management to negotiate a credit facility equal to $1.5 million secured by our property located on Pulgas Ave., East Palo Alto, CA, which the Company took title to on December 31, 2008 through foreclosure. The interest rate on the credit facility is 11.5% and matures February 12, 2012.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

General

Our material financial transactions have been purchasing and holding a portfolio of construction mortgage loans, and the construction and sale of real estate acquired through foreclosure or deed in lieu of foreclosure. Statements contained in this Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Form 10-Q, which are not historical facts, may be forward-looking statements. Forward-looking statements include statements which are predictive in nature, which depend upon or refer to future events or conditions, which include words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," or similar expressions. In addition, any statements concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible future actions, which may be provided by management, are also forward-looking statements. These statements are not guaranties of future performance. Forward-looking statements are based on current expectations and projections about future events and are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks include those described under the heading "Risk Factors" included in Part II, Item 1A. Investors are cautioned not to attribute undue certainty to these forward-looking statements, which speak only as of the date of this Form 10-Q. We undertake no obligation to publicly release any revisions to these forward-looking statements, to reflect events or circumstances after the date of this Form 10-Q, or to reflect the occurrence of unanticipated events, other than as required by law.

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

RESULTS OF OPERATIONS

We reported revenues from Loans Receivable Secured by Real Estate totaling $133,120 during the three months ended December 31, 2008 compared with $324,046 during the three months ended December 31, 2007. The decrease in revenues was due to (1) a decrease in the average amount invested in these loans during the comparable periods; and (2) a decline in our average return due to nonperforming loans in our portfolio.

We reported zero revenues from our Joint Venture Investments in Real Estate Developments during the three months ended December 31, 2008 compared with $0.3 million during the three months ended December 31, 2007. Our revenues are derived from repayment of loans and equity participations. During the three months ended December 31, 2008 we reported revenues totaling $755,000 from our Investments in Real Estate Developments compared with zero revenues during the three months ended December 31, 2007. This increase is due to sales of units that were under development in 2007.

During the three months ended December 31, 2008, we reported revenues totaling $194,051 from our investment in rental property compared with zero revenues during the three months ended December 31, 2007. This was due to the conversion of MSB Brighton, one of the Company's Investments in Real Estate Development to a rental property in 2008.

Expenses

We group our operating expenses in three categories: recurring expenses, nonrecurring expenses, and impairments. Recurring expenses are associated with the ongoing operations of the Company. Nonrecurring expenses are legal costs and carrying costs of real estate owned (REO) included with investments in real estate. During the three months ended December 31, 2008 our recurring operating expenses were approximately $348,082 compared with $311,086 for the three months ended December 2007. The increase is principally due to higher management fees and general and administrative expenses for the three months ended December 31, 2008 compared with 2007. As a result of the continuing downturn in the real estate market and significant uncertainties associated with future investments, we have discontinued funding any new equity investments and significantly curtailed funding new trust deed investments while we wait for the market to stabilize. In order to streamline the operations of the company and its expense structures to the eroding current market conditions and declining property values, the Board of Directors determined that the best course of action to preserve shareholder's value was to outsource a significant portion of the Company's day-to-day administrative and asset management functions. The Executive and Financial Officer responsibilities have been assumed by two of the existing board members, with a third member also overseeing the operational aspects of the business on an as-needed basis. In addition, the day-to-day administrative and asset management functions have been outsourced to a professional asset manager, Cupertino Capital.

During the three months ended December 31, 2008 our nonrecurring operating expenses were $48,957 compared with $49,211 during the three months ended December 31, 2007.

During the three months ended December 31, 2008 our rental expenses were approximately $129,311 compared with zero during the three months ended December 31, 2007. The increase is due to converting the investment in MSB Brighton to a rental property from a property held for sale. For the three months ended December 31, 2007, Brighton was under construction and was reported as a joint venture investment.

We recorded impairment charges totaling $2.9 million during the three months ended December 31, 2008 compared with $6.1 million during the three months ended December 31, 2007. The impairments reported during the three months ended December 31, 2007 was related to certain investments in which their values had declined due to declining real estate prices and longer than normal estimated marketing periods. The recorded impairments during the three months ended December 31, 2008 related to certain investments that declined in value due to the prevailing conditions for the real estate market coupled with slower sales rates on these investments than projected. We have impaired our investments based on our estimate of the decrease in value resulting from the increase in costs associated with holding or renting the properties for an extended period of time in this highly uncertain real estate market.

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

Sources of Cash

As of December 31, 2008 our primary source of liquidity were sales of our completed investments in real estate, $1.5 million in line of credit secured by property on Pulgas Ave., in East Palo Alto, CA, and the cash we held in the bank. We do not currently have any plan to sell equity or issue debt securities. However, we do have the ability to borrow money from various funding sources using our real estate investments as collateral if we determine that we need additional liquidity.

We typically receive repayment on our investments when the development project has been completed and sold or refinanced to third parties. Accordingly, our repayments are a function of our developers' ability to complete and sell the development properties in which we have invested. During the three months ended December 31, 2008 we received repayments, including income, totaling $1.4 million compared with $3.3 million during the three months ended December 31, 2007. The following table summarizes our liquidity expectations based on current information regarding project completion and sales absorption assumptions for the investments we held at December 31, 2008. The expected proceeds in the table are higher than our net realizable value estimates because they include our estimated costs to complete and are presented net of $13,124,767 in secured debt.


                                                          Expected Proceeds
                                                    ------------------------
Scheduled investment completion:
   Nine months ended 09/30/09                          $          5,097,548
   Year ended 09/30/10                                            5,660,257
   Year ended 09/30/11                                            7,185,473
   Year ended 09/30/12                                           10,485,600
   Year ended 09/30/13                                            3,043,500
                                                    ------------------------
   Total                                               $         31,472,378
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

Uses of Cash

The following table sets forth the projected timing and amount of our obligations through September 30, 2010, without taking into account new investments that may be made during future periods:

                                            Nine months ended         Year ended
                                                September 30,      September 30,
Obligation                           Total               2009               2010
                        ------------------ ------------------ ------------------
Investment fundings        $      505,580     $      505,580     $           --
                        ------------------ ------------------ ------------------

   Total                   $      505,580     $      505,580     $           --
                        ================== ================== ==================

Investment fundings are the largest use of our cash. During the three months ended December 31, 2008 we invested $1.2 million in new and continuing development projects compared with $3.9 million during the three months ended December 31, 2007. In addition, during the three months ended December 31, 2008 and December 31, 2007, we used cash in the aggregate amount of $734,015 and $2,574,388, respectively to repurchase BellaVista common stock.

At December 31, 2008, we estimated the costs to complete our investments in real estate developments plus the remaining funding obligation on our joint venture investments in real estate developments to be approximately $505,580. The exact timing of the investment fundings is dependent on several factors including weather, governmental regulation and developer related issues, so the timing of investment fundings in the above table is an estimate based on information available to us at this time.

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

                                                                             December 31, 2008   September 30, 2008
                                                                            ------------------- -------------------
Loans receivable secured by real estate                                        $     6,194,831     $    11,251,773
Joint Venture investments in real estate developments                                9,369,653           9,944,197
Investments in real estate developments                                             21,609,707          19,026,984
Investment in rental property                                                        3,922,672           3,928,429
                                                                            ------------------- -------------------



                                                                            ------------------- -------------------
Total investments in real estate per US GAAP                                        41,096,863          44,151,383
Collectible interest and preferred return not reportable per US GAAP                 2,875,226           4,023,463
                                                                            ------------------- -------------------
   Estimated  realizable value of investments in real estate                   $    43,972,089     $    48,174,846
                                                                            =================== ===================

Net Realizable Value of Assets per Share

The following calculation determines the estimated net realizable value per share of stock at December 31, 2008 and September 30, 2008:

                                                                             December 31, 2008  September 30, 2008
                                                                            ------------------- -------------------
Cash                                                                           $        92,809     $       636,346
Other assets                                                                           319,824             682,411
Estimated realizable value of investments in real estate                            43,972,089          48,174,846
                                                                            ------------------- -------------------
Total realizable assets                                                             44,384,722          49,493,603
Accounts and notes payable                                                         (13,904,693)        (13,520,210)
                                                                            ------------------- -------------------
Estimated net realizable assets                                                     30,480,029          35,973,393
Shares outstanding                                                                  11,171,433          11,590,870
                                                                            ------------------- -------------------
   Estimated net realizable assets per share                                   $          2.73     $          3.10
                                                                            =================== ===================

Our estimated net realizable assets per share was $2.73 at December 31, 2008, a decrease of $0.37 per share from the $3.10 we estimated at September 30, 2008. The decrease in the estimated realizable value of several of our investments was the result of the continuing significant declines in real estate values and the substantial reduction in inventory absorption rates.

Critical Accounting Policies and Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operation covers our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to the valuation of our assets and liabilities. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies, among others, affect the more significant judgments and estimates used in the preparation of its consolidated financial statements.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4T.   CONTROLS AND PROCEDURES.

Evaluation of Effectiveness of Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q. The Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not fully effective as of December 31, 2008 due to the significant deficiency disclosed in item 8A of the Company's most recent Annual Report on form 10-KSB for the twelve months ended September 30, 2008.

Internal Control Over Financial Reporting

There have been no changes in the Company's internal controls over financial reporting during the last quarterly period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Limitations on the Effectiveness of Controls

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving its objectives

                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

Refer to the discussion under the heading "Litigation" in Note 10 of the Notes to the Condensed Consolidated Financial Statements (unaudited), included in Part I, Item 1 above, for a description of certain Legal Proceedings in which the Company is involved.

ITEM 1A. RISK FACTORS.

General Economic Conditions in Lending Areas. Our business plan seeks to diversify our investments throughout California and other states in the western United States of America. Approximately 83.09% of our investments are currently located in the San Francisco Bay Area, 15.9% are in Southern California, .47% is in California's Central Valley, and 1.24% are located in other states of the United States of America. The potential success of real estate investments in general is subject to fluctuations in local market conditions, including fluctuations in the supply of and demand for similar properties, and the success of our investments will depend, to some extent, on the economic and real estate market conditions prevailing in the markets where our investments are located. Since the investments are located in a limited geographical region, they may be subject to a greater risk of delinquency or default if the industries concentrated there suffer adverse economic or business developments.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a) Not Applicable.

(b) Not Applicable.

(c) Repurchases of Equity Securities.

     Between October 1, 2008 and December 31, 2008, we repurchased 419,437 shares of our common stock. See Note 9 of the Notes to the Condensed Consolidated Financial Statements (unaudited) included in Part I, Item 1 above, for a discussion of this repurchase of shares.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5.   OTHER INFORMATION.

Not applicable.

ITEM 6.   EXHIBITS.

(a)      Exhibits

     Exhibits submitted with this Form 10-Q, as filed with the Securities and Exchange Commission, or those incorporated by reference to other filings are:

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

     4.1 Shareholder Rights Agreement dated July 19, 2004 is incorporated by reference to Exhibit 4.4 in the Form 8-K previously filed July 20, 2004

     10.1 Compensation Agreement dated May 12, 2007 between BellaVista Capital, Inc. and Michael Rider is incorporated by reference to Exhibit 10.1 to the Company's March 31, 2007 Form 10-QSB, previously filed on May 21, 2007

     10.2 Compensation Agreement dated May 12, 2007 between BellaVista Capital, Inc. and Eric Hanke is incorporated by reference to Exhibit 10.2 to the Company's March 31, 2007 Form 10-QSB, previously filed on May 21, 2007

     10.3 Compensation Agreement dated September 25, 2007 between BellaVista Capital, Inc. and William Offenberg, is incorporated by reference to Exhibit
                   10.4 to the Company's Annual Report on Form 10-KSB for the year ended September 30, 2007, filed on December 31, 2007

     10.4 Management Agreement between BellaVista and RMRF Enterprises, Inc., dba Cupertino Capital is incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-KSB for the year ended September 30, 2008, filed on January 3, 2009

     11.1         Statement regarding computation of per share earnings

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


Dated:   February 24, 2009            /s/ WILLIAM OFFENBERG
                                      --------------------------------
                                      William Offenberg, Chief Executive Officer