Form 10-Q
period 2009-03-31
BELLAVISTA CAPITAL INC
filed 2009-07-22
CIK 1086670

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2009

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

                                 Yes [ ] No [ ]


APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of the registrant's only class of common equity, its common stock, outstanding as of July 15, 2009: 11,171,433


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

Table of Contents

   Part I.  Financial Information

 Item 1.    Financial Statements (unaudited)                                   2

            Condensed  Consolidated  Balance Sheets as of March 31, 2009
              (unaudited) and September 30, 2008 (Note 1)                      3

            Condensed Consolidated Statements of Operations for the Three
              Months and Six Months Ended March 31, 2009 and 2008 (unaudited)  4

            Condensed Consolidated Statements of Cash Flows for the Six Months
              Ended  March 31, 2009 and 2008 (unaudited)                       5

            Notes to the Condensed Consolidated Financial Statements
              (unaudited)                                                      6

 Item 2.    Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                             14

 Item 3.    Quantitative and Qualitative Disclosures About Market Risk        20

 Item 4T.   Controls and Procedures                                           20

 Part II.   Other Information

 Item 1.    Legal Proceedings                                                 21

 Item 1A.   Risk Factors                                                      21

 Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds       21

 Item 3.    Defaults Upon Senior Securities                                   22

 Item 4.    Submission of Matters to a Vote of Security Holders               22

 Item 5.    Other Information                                                 22

 Item 6.    Exhibits                                                          22

            Signatures                                                        23

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


     Attached are the following unaudited financial statements of BellaVista Capital, Inc., formerly known as Primecore Mortgage Trust, Inc. (the "Company"):

     (1) Condensed Consolidated Balance Sheets as of March 31, 2009 (unaudited), and September 30, 2008

     (2) Condensed Consolidated Statements of Operations for the Three Months and Six Months ended March 31, 2009 and 2008 (unaudited)

     (3) Condensed Consolidated Statements of Cash Flows for the Six Months ended March 31, 2009 and 2008 (unaudited)

     (4)  Notes to Condensed Consolidated Financial Statements (unaudited)

     The financial statements referred to above should be read in conjunction with the Company's audited financial statements for the fiscal year ended September 30, 2008 as filed with the Securities and Exchange Commission in our Annual Report on Form 10-KSB, filed January 23, 2009.

                            BELLAVISTA CAPITAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   As of March 31, 2009 and September 30, 2008

                                                                               March 31, 2009  September 30, 2008
                                                                                (unaudited)         (Note 1)
                                                                            ------------------ ------------------
ASSETS:
Cash and cash equivalents                                                     $       123,397    $       636,346
Loans receivable secured by real estate                                             6,025,297         11,251,773
Joint venture investments in real estate developments                               9,385,815          9,944,197
Investments in real estate developments                                            21,720,430         19,026,984
Investment in rental property, net of accumulated depreciation of $142,258
   and $130,038 at March  31, 2009 and September 30, 2008, respectively             3,916,209          3,928,429
Fixed assets, net of accumulated depreciation of $15,945 and $12,831 at
   March 31, 2009 and September 30, 2008, respectively                                 32,216             24,379
Other assets, net                                                                     542,382            670,836
                                                                            ------------------ ------------------
        Total assets                                                          $    41,745,746    $    45,482,944
                                                                            ================== ==================

LIABILITIES AND SHAREHOLDERS' EQUITY:
Notes payable and lines of credit                                             $    13,672,702    $    12,453,057
Accounts payable and accrued expenses                                                 539,812          1,062,168
Capital lease                                                                           3,258              4,985
                                                                            ------------------ ------------------
            Total Liabilities                                                      14,215,772         13,520,210

SHAREHOLDERS' EQUITY:
Common stock: par value $0.01, 50,000,000 shares authorized; 11,171,433 and
   11,590,870 shares issued and outstanding at March 31, 2009 and September
   30, 2008, respectively                                                             111,714            115,908
Additional paid-in capital                                                        102,630,358        103,360,168
Accumulated deficit                                                               (75,212,098)       (71,513,342)
                                                                            ------------------ ------------------
        Total shareholders' equity                                                 27,529,974         31,962,734
                                                                            ------------------ ------------------
        Total liabilities and shareholders' equity                            $    41,745,746    $    45,482,944
                                                                            ================== ==================







       See accompanying notes to these consolidated financial statements

                            BELLAVISTA CAPITAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           For the three and six months ended March 31, 2009 and 2008
                                   (unaudited)


                                                             Three Months Ended March 31,           Six Months Ended March 31,
                                                          -----------------------------------  -----------------------------------
                                                                2009              2008                 2009             2008
                                                          ----------------- -----------------  ----------------- -----------------
REVENUES:
   Revenues from loans receivable                           $      143,214    $      130,972     $      276,335    $      455,018
   Equity in earnings from joint venture investments                    --           673,589                 --           965,460
   Sales of real estate                                            130,833                --            885,833                --
   Rental revenue                                                  234,149                --            428,200                --
   Other revenue                                                   202,535                85            202,535            14,841
                                                          ----------------- -----------------  ----------------- -----------------
     Total revenues                                                710,731           804,646          1,792,903         1,435,319

   Cost of sales of  real estate                                  (134,421)         (105,982)        (1,081,674)         (105,982)
    Rental expense                                                (180,209)               --           (315,278)               --
                                                          ----------------- -----------------  ----------------- -----------------
        Total cost of revenue                                     (314,630)         (105,982)        (1,396,952)         (105,982)
                                                          ----------------- -----------------  ----------------- -----------------
     Gross profit                                                  396,101           698,664            395,951         1,329,337
                                                          ----------------- -----------------  ----------------- -----------------

EXPENSES:
   Salaries and related expense                                        725           143,573              2,414           278,397
   Facilities expense                                                1,232            26,668              2,463            49,757
   Legal and accounting expense                                     39,680            71,719             70,781           123,256
   Board of directors fees                                          49,250            78,808             90,500           119,725
   Asset management fees                                            55,511                --            206,236                --
   Officers consulting fees - related party                         39,661             5,346             57,914            25,853
   D & O liability insurance                                        27,844            25,375             55,688            50,750
   General and administrative expense                               10,895            19,753             17,983            37,680
   Reserve for uncollectible interest                               40,983                --             93,915               --
   Depreciation expense                                              1,557             2,973              3,114             6,093
   REO expense                                                     105,639            63,250            163,250           106,251
   Provision for impairment of investments in real estate           90,307         2,266,161          2,943,295         8,355,876
                                                          ----------------- -----------------  ----------------- -----------------
     Total expenses                                                463,284         2,703,626          3,707,553         9,153,638
                                                          ----------------- -----------------  ----------------- -----------------
     Net loss from operations                                      (67,183)       (2,004,962)        (3,311,602)       (7,824,301)

OTHER INCOME (EXPENSE)
     Loss on sale of fixed assets                                       --           (14,888)                --           (14,888)
     Interest income                                                    --             7,513              1,081            11,402
     Interest expense                                             (193,436)               --           (388,235)               --
                                                          ----------------- -----------------  ----------------- -----------------
       Total other expense                                        (193,436)           (7,375)          (387,154)           (3,486)
                                                          ----------------- -----------------  ----------------- -----------------
       Net loss before tax                                        (260,619)       (2,012,337)        (3,698,756)       (7,827,787)
                                                          ----------------- -----------------  ----------------- -----------------
        Income tax expense                                              --                --                 --            (2,400)
                                                          ----------------- -----------------  ----------------- -----------------
        Net loss allocable to common stock                  $     (260,619)   $   (2,012,337)    $   (3,698,756)   $   (7,830,187)
                                                          ================= =================  ================= =================


Basic and diluted net loss per share                        $        (0.02)   $        (0.16)    $        (0.33)   $        (0.60)
                                                          ================= =================  ================= =================

Basic and diluted weighted average shares outstanding           11,171,433        12,537,504         11,217,525        12,952,901
                                                          ================= =================  ================= =================




       See accompanying notes to these consolidated financial statements
                                       4

                            BELLAVISTA CAPITAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the six months ended March 31, 2009 and 2008
                                   (unaudited)


                                                                                 March 31, 2009     March 31, 2008
                                                                              ------------------- ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                   $     (3,698,756)   $     (7,830,187)
   Adjustments to reconcile net income to net cash provided by (used in)
      operating activities:
        Depreciation                                                                      15,334               6,093
            Reserve for uncollectible interest                                            93,915                  --
        Provision for impairment                                                       2,943,295           8,355,876
            Loss on sale of fixed assets                                                      --              14,888
   Changes in assets and liabilities:
        Decrease in other assets                                                          34,539             588,874
        Decrease in accounts payable and accrued expenses                               (522,356)            (49,448)
                                                                              ------------------- -------------------
          Net cash (used in) provided by  operating activities                        (1,134,029)          1,086,096

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of fixed assets                                                        --               2,200
    Purchases of fixed assets                                                            (10,952)                 --
    Proceeds from repayments of investments in real estate                             1,518,376           7,304,479
    Investments in real estate                                                        (1,370,260)         (8,001,357)
                                                                              ------------------- -------------------
        Net cash provided by (used in) investing activities                              137,164            (694,678)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Stock repurchases                                                                    (734,004)         (2,574,388)
   Borrowings under notes payable and lines of credit                                  2,400,225           3,020,005
   Repayment of  notes payable and lines of credit                                    (1,180,578)           (853,000)
   Payments under capital lease                                                           (1,727)             (2,672)
                                                                              ------------------- -------------------
        Net cash provided by (used in) financing activities                              483,916            (410,055)
                                                                              ------------------- -------------------
          Net decrease in cash and cash equivalents                                     (512,949)            (18,637)
          Beginning cash and cash equivalents                                            636,346           1,759,241
                                                                              ------------------- -------------------
          Ending cash and cash equivalents                                      $        123,397    $      1,740,604
                                                                              =================== ===================

Cash paid for interest                                                          $        368,912    $             --
                                                                              ------------------- -------------------
Cash paid for income taxes                                                      $             --    $             --
                                                                              =================== ===================



       See accompanying notes to these consolidated financial statements
                                       5

                            BELLAVISTA CAPITAL, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.   ORGANIZATION AND BUSINESS:

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2009 or for any other future period.

The condensed consolidated balance sheet at September 30, 2008 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the BellaVista Capital, Inc. Annual Report on Form 10-KSB for the fiscal year ended September 30, 2008.

Organization

BellaVista Capital, Inc., a Maryland corporation (the Company, BellaVista, our, we), was formed on March 18, 1999 and commenced operations effective May 1, 1999. We have been engaged in the business of investing in real estate development projects, primarily in California. Our investments are structured as loans secured by real estate, loans made to real estate development entities and joint venture investments in real estate development entities. Our operations are treated as one operating segment. BellaVista Capital, Inc. is also the 100% shareholder of Sands Drive San Jose, Inc., and Frank Norris Condominiums Inc., both of which are California corporations formed for the purpose of developing and selling residential real estate. The Company holds a 100% interest in Cummings Park Associates, LLC, a California Limited Liability Company formed to develop and sell a mixed use residential and retail project in East Palo Alto California. The Company also holds a 100% interest in MSB Brighton LLC, currently operated as a rental property. During the period ended March 31, 2009, the Company became the sole owner of one of its investments through foreclosure.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Consolidation Policy

These condensed consolidated financial statements include the accounts of BellaVista Capital, Inc. and its wholly owned subsidiaries: Sands Drive San Jose, Inc., MSB Brighton LLC, Frank Norris Condominiums, Inc., and Cummings Park Associates, LLC. All intercompany accounts and transactions have been eliminated in consolidation. Investments acquired or created are evaluated based on Financial Accounting Standards Board ("FASB") Interpretation ("FIN") 46R, "Consolidation of Variable Interest Entities," which requires the consolidation of VIEs in which we are considered to be the primary beneficiary. If the investment is determined not to be within the scope of FIN 46R, then the investments are evaluated for consolidation under the American Institute of Certified Public Accountants' Statement of Position 78-9, "Accounting for Investments in Real Estate Ventures," as amended by Emerging Issues Task Force Issue No. 04-5, "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.

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

                            BELLAVISTA CAPITAL, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

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

Joint Venture Investments in Real Estate Developments

Our joint venture investments in real estate developments are comprised of loans, known as Acquire, Develop, and Construct loans ("ADC Loans"), which are secured by real estate and have many characteristics of joint venture investments and investments in real estate joint ventures.

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

Joint Venture Investments in Real Estate

We provide equity financing to real estate developers necessary to acquire, develop and construct real estate developments. Such investments are structured as membership interests in the development entity. We account for such investments using the equity method of accounting.

Our management conducts a review of our investments for impairment on an investment-by-investment basis, whenever events or changes in circumstances indicate that the carrying amount of an investment may not be recoverable or at least quarterly. An impairment charge is recognized when estimated expected future cash flows (undiscounted and without interest charges), are less than the carrying amount of the investment, which does not include accrued interest and

                            BELLAVISTA CAPITAL, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

points. Typically, we receive cash flows from the sale of a completed property, The estimation of expected future net cash flows is inherently uncertain and relies to a considerable extent on assumptions regarding current and future economic and market conditions. If, in future periods, there are changes in the estimates or assumptions incorporated into the impairment review analysis, the changes could result in an adjustment to the carrying amount of the investments. To the extent impairment has occurred, the excess of the carrying amount of the investment over its estimated fair value, less estimated selling costs, is charged to operations.

Investments in Real Estate Developments

Investments in Real Estate Developments represent development projects that the Company has obtained through foreclosure of its mortgage loans or controls by virtue of its operating agreements with development entities, and relate to real properties for which the Company has a controlling ownership interest. For simplicity in this document these properties will be referred to as REOs. We consolidate the assets and liabilities of these Investments in Real Estate Developments in our financial statements. The Company's basis in the projects is the carrying amount of the project at the time of loan foreclosure. Management conducts a review for impairment of these assets on an investment-by-investment basis whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, but not less frequently than quarterly. Impairment is recognized when estimated expected future cash flows (undiscounted and without interest charges), typically from the sale of a completed property, are less than the carrying amount of the investment, which does not include accrued interest and points. The estimation of expected future net cash flows is inherently uncertain and relies to a considerable extent on assumptions regarding current and future economic and market conditions. If, in future periods, there are changes in the estimates or assumptions incorporated into the impairment review analysis, the changes could result in an adjustment to the carrying amount of the investments. To the extent impairment has occurred, the excess of the carrying amount of the investment over its estimated fair value, less estimated selling costs, is charged to operations.

Cash and Cash Equivalents

Cash and cash equivalents include cash held in financial institutions and other highly liquid short-term investments with original maturities of three months or less. As of March 31, 2009 the Company's cash was fully insured by the Federal Deposit Insurance Corporation ("FDIC").

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

Recent Accounting Pronouncements

     In April 2009, the Financial Accounting Standards Board ("FASB") issued three Staff Positions ("FSPs") that are intended to provide additional application guidance and enhance disclosures about fair value measurements and impairments of securities. FSP FAS 157-4 clarifies the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured. FSP FAS 115-2 and FAS 124-2 establishes a new model for measuring other-than-temporary impairments for debt securities, including establishing criteria for when to recognize a write-down through earnings versus other comprehensive income. FSP FAS 107-1 and APB 28-1 expands the fair value disclosures required for all financial instruments within the

                            BELLAVISTA CAPITAL, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

scope of SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to interim periods. All of these FSPs are effective beginning April 1, 2009. The adoption of these FSPs is not expected to have a material impact on our financial statements.


3.  LOANS RECEIVABLE SECURED BY REAL ESTATE:

As of March 31, 2009, loans receivable secured by real estate summarized by location consisted of the following:

                                           Amount           Recognized           Carrying
                                          Invested          Impairments           Amount           In Default
Description                           ------------------ ------------------ ------------------ ------------------
SF Bay Area                            $     4,605,197    $       165,000    $     4,440,197    $     2,372,199
California Central Valley                      800,000                 --            800,000                 --
Southern California                            185,100                 --            185,100                 --
Other States                                   600,000                 --            600,000                 --
                                     ------------------ ------------------ ------------------ ------------------
Total                                  $     6,190,297    $       165,000    $     6,025,297    $     2,372,199
                                     ================== ================== ================== ==================

As of September 30, 2008, loans receivable secured by real estate summarized by location consisted of the following:

                                           Amount           Recognized           Carrying
                                          Invested          Impairments           Amount           In Default
Description                          ------------------ ------------------ ------------------ ------------------
SF Bay Area                            $     9,971,673    $       165,000    $     9,806,673    $     6,858,673
California Central Valley                      660,000                 --            660,000            210,000
Southern California                            185,100                 --            185,100                 --
Other States                                   600,000                 --            600,000                 --
                                     ------------------ ------------------ ------------------ ------------------
Total                                  $    11,416,773    $       165,000    $    11,251,773    $     7,068,673
                                     ================== ================== ================== ==================

Loans Receivable Secured by Real Estate consist of loans to real estate developers which are secured by deeds of trust on real property, pay interest monthly and generally have repayment guarantees from the principals of the borrowing entity. As of March 31, 2009 $3,799,925 of these loans were secured by first trust deeds and $2,390,372 were secured by second trust deeds. Additionally, at March 31, 2009 four loans totaling $2,372,199 were in default under the terms of our loans. As of March 31, 2009, we had recorded an impairment on one of our loans receivable in the amount of $165,000. Included as components of Other Assets in the Balance Sheet are interest receivable of $305,057 and $309,559, less an allowance for uncollectible interest in the amount of $(162,965) and $(189,849) as of March 31, 2009 and September 30, 2008,
respectively. During the three months ended March 31, 2009, we foreclosed on a loan receivable in the California Central Valley and it is now classified as an Investment in Real Estate Development (REO).

4. JOINT VENTURE INVESTMENTS IN REAL ESTATE DEVELOPMENTS:

As of March 31, 2009, joint venture investments in real estate developments summarized by location consisted of the following:


                                                                                                 Remaining
                                           Amount                               Carrying          Funding
                                          Invested          Impairments          Amount          Obligation
Description                          ------------------ ------------------ ------------------ ------------------
SF Bay Area                            $    11,440,827    $     2,055,012    $     9,385,815    $        28,774
Southern California                          9,206,795          9,206,795                 --                 --
                                     ------------------ ------------------ ------------------ ------------------
Total                                  $    20,647,622    $    11,261,807    $     9,385,815    $        28,774
                                     ================== ================== ================== ==================

As of September 30, 2008, joint venture investments in real estate developments summarized by location consisted of the following:

                            BELLAVISTA CAPITAL, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

                                                                                                 Remaining
                                           Amount                               Carrying          Funding
                                          Invested          Impairments          Amount          Obligation
Description                          ------------------ ------------------ ------------------ ------------------
SF Bay Area                            $    11,081,830    $     1,964,705    $     9,117,125    $       297,461
Southern California                          8,886,797          8,059,725            827,072            320,000
                                     ------------------ ------------------ ------------------ ------------------
Total                                  $    19,968,627    $    10,024,430    $     9,944,197    $       617,461
                                     ================== ================== ================== ==================

Joint Venture Investments in real estate developments consist of ADC loans and joint investments with real estate developers. ADC Loans, which are loan arrangements that are typically secured by real property, provide for the payment of interest from an interest reserve established from loan funds and may also provide for the payment of an exit fee as a percentage of sales from each unit in the development or a share of project profits. Joint Venture investments are equity investments in operating entities formed for the purpose of developing real estate. Our investment typically earns a preferred return calculated based on our investment amount at a specific rate during the term of the investment and a share of the project profits. As of March 31, 2009 and September 30, 2008, we have recognized impairments totaling approximately $11.2 million and $10 million respectively, on four and two respectively, of our joint venture investments in real estate developments.

5.   INVESTMENTS IN REAL ESTATE DEVELOPMENTS:

Investments in Real Estate Developments (REOs) include real estate development projects we own, either directly or through a subsidiary company we own or control. The following table summarizes our Investments in Real Estate Developments by location as of March 31, 2009:

                                      Amount Invested       Recognized          Carrying           Costs to
                                     (net of payments)      Impairment           Amount            Complete
Description                          ------------------ ------------------ ------------------ ------------------
SF Bay Area                            $    25,659,539    $     4,636,850    $    21,022,689    $       425,615
Central Valley                                 897,741            200,000            697,741                 --
                                     ------------------ ------------------ ------------------ ------------------
                  Total                $    26,557,280    $     4,836,850    $    21,720,430    $       425,615
                                     ================== ================== ================== ==================

The following table summarizes our Investments in Real Estate Developments by location as of September 30, 2008:

                                      Amount Invested       Recognized          Carrying           Costs to
                                     (net of payments)      Impairment           Amount            Complete
Description                          ------------------ ------------------ ------------------ ------------------
SF Bay Area                            $    21,584,416    $     3,004,897    $    18,579,519    $       331,305
Central Valley                                 647,465            200,000            447,465                 --
                                     ------------------ ------------------ ------------------ ------------------
         Total                         $    22,231,881    $     3,204,897    $    19,026,984    $       331,305
                                     ================== ================== ================== ==================

6.  INVESTMENT IN RENTAL PROPERTY:

 The rental property is summarized as follows at March 31, 2009 and September 30, 2008:

                                          March 31, 2009   September 30, 2008
                                        ------------------ ------------------
Land                                      $     1,076,589    $     1,076,589
Building                                        2,969,348          2,969,348
Furniture and equipment                            12,530             12,530
                                        ------------------ ------------------
   Total rental property                        4,058,467          4,058,467
   Accumulated depreciation                      (142,258)          (130,038)
                                        ------------------ ------------------
    Rental property, net                  $     3,916,209    $     3,928,429
                                        ================== ==================

Depreciation expense on rental property was $12,220 and zero for the six months ended March 31, 2009 and 2008, respectively.

                            BELLAVISTA CAPITAL, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

7.  FIXED ASSETS:

 Fixed assets at March 31, 2009 and September 30, 2008 consisted of the following:
                                          March 31, 2009   September 30, 2008
                                        ------------------ ------------------
Computer equipment                        $        18,756    $        18,756
Furniture                                          29,405             18,454
                                        ------------------ ------------------
   Total office equipment                          48,161             37,210
   Accumulated depreciation                       (15,945)           (12,831)
                                        ------------------ ------------------
    Fixed assets, net                     $        32,216    $        24,379
                                        ================== ==================

Depreciation expense on fixed assets was $3,114 and $6,093 for the six months ended March 31, 2009 and 2008, respectively.

8.  NOTES PAYABLE AND LINES OF CREDIT:

Notes payable and lines of credit as of March 31, 2009 and September 30, 2008 consisted of the following:
                                          March 31, 2009   September 30, 2008
                                        ------------------ ------------------
Secured  loan                             $    2,600,000     $     2,600,000
Secured loan                                   6,375,973           7,331,328
Secured loan                                   2,521,729           2,521,729
Secured line of credit                           675,000                  --
Secured line of credit                         1,500,000                  --
                                        ------------------ ------------------
   Total                                  $    13,672,702    $    12,453,057
                                        ================== ==================

The secured loan of $2,600,000 represents the outstanding balance as of March 31, 2009 and September 30, 2008 secured by a deed of trust on one of our investments. It bears interest at the Wells Fargo Prime Rate plus 2.0% (5.25% and 5.50% at March 31, 2009 and September 30, 2008, respectively). The line matured on June 5, 2008, and was extended to April 18, 2009. The loan is due on demand but the bank is allowing the Company to make interest only payments until final extension terms are negotiated. The Company is currently negotiating an extension.

The secured loan amount totaling $6,375,973 and $7,331,328 at March 31, 2009 and September 30, 2008, respectively remains outstanding on a $14.9 million construction loan originated for the purpose of financing the construction of a residential and retail mixed use project in East Palo Alto, California. The loan is owed by Cummings Park Associates, LLC and is secured by the real property. The loan bears interest at Prime plus 2%, (5.25% at March 31, 2009) and matured on March 15, 2009. Interest-only payments are due monthly on the outstanding balance of the note. Principal payments will be made from the proceeds when units are sold. On May 22, the loan was paid down by $3,698,716, due to the sale of a portion of the property. The Company is currently negotiating an extension.

The secured loan of $2,521,729 is the outstanding balance as of March 31, 2009 and September 30, 2008 on an assumed loan for the Frank Norris Condominium Inc. property that is now fully owned by the Company and is secured by the property. The loan bears interest at The Wall Street Journal Prime plus 1% with a floor of 6.0% (6% at March 31, 2009) and matured on April 15, 2009. The loan was extended to April 15, 2012, and bears interest at The Wall Street Journal Prime rate plus 1%, but not less than 6.5%.

The $1.5 million secured line of credit has an outstanding balance of $675,000 as of March 31, 2009 and is secured by the 2555 Pulgas property. The line bears interest at 11.5%. Interest-only payments are due monthly on the outstanding balance of the note. The line matures on February 1, 2012. The total amount owed is due to related parties.

The $1.5 million secured line of credit has an outstanding balance of $1,500,000 as of March 31, 2009 and is secured by the MSB Brighton rental property. The line bears interest at 11.5%. Interest-only payments are due monthly on the

                            BELLAVISTA CAPITAL, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


outstanding balance. The line matures on February 1, 2012. Of the total amount owed, $1,470,000 is due to related parties.

9.  SHAREHOLDERS' EQUITY:

There is currently no public trading market for our stock. We are authorized to issue up to 50,000,000 shares of Common Stock. As of March 31, 2009 we have repurchased 1,564,097 shares in connection with legal settlements and 6,747,822 shares under tender offers at various prices. At March 31, 2009 we had 11,171,433 shares of Common Stock outstanding.

Since June 2005, a group of entities associated with Mackenzie Patterson Fuller, Inc. (collectively "MPF") have acquired an aggregate of 1,390,046 shares as of March 31, 2009, through a series of unsolicited tender offers.

The Company has not declared or paid any dividends on its capital stock during the period from January 1, 2005 through the date of this report.

During the six months ended March 31, 2009, the Company repurchased 419,437 shares of stock.

10.   COMMITMENTS AND CONTINGENCIES:

Litigation

As of March 31, 2009, the Company was involved in the following litigation in which claims for damages would be material if the plaintiff prevailed and there is at least a reasonable possibility that a loss may have occurred:

         Richard Aster v BellaVista Capital, Inc. et al. A lawsuit alleging construction defects in the installation of windows, decking and roofing related to a single family home that was purchased by the plaintiff from the Company after the Company acquired the property through foreclosure. This lawsuit names several defendants, including the Company and the original developer. In addition, a lawsuit has been filed by the original developer against the Company for indemnification and defense. The Company believes it has strong and viable defenses and plans to vigorously defend these actions. The Company has hired both legal and engineering experts who specialize in construction defects matters.


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

                            BELLAVISTA CAPITAL, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


11.   SUBSEQUENT EVENTS:

The company closed the sale of approximately 7,500 s.f. of the retail space in our Cummings Park Development for $4.4 million on May 22, 2009. The net proceeds of $3.7 million were used to pay down the secured loan on the property. The Company plans to lease and hold the remainder of the retail space until the market for sale of such space improves.

On March 17, 2009 MacKenzie Patterson Fuller (MPF) sent a letter to the Board demanding that the Board resign in favor of MPF designees and turn over complete control of the administration and asset management of the Company to MPF for which MPF would be compensated with an asset management fee and a 15% stock option. After careful consideration and discussions with MPF, the Board concluded that the MPF demand was not in the best interest of the shareholders, and therefore, declined. MPF then began a campaign to communicate with the Company's shareholders and subsequently has initiated a hostile takeover by means of a series of proxy solicitations. The Board vigorously opposes these solicitations and will soon issue its own proxy solicitation on this matter.

In May 2009, BellaVista and its wholly owned subsidiary, Frank Norris Condominiums, Inc., (collectively referred to as "BellaVista") were named as a defendant in an adversary proceeding in the bankruptcy of 1314 Polk Street Associates, LLC ("1314 Polk"). In this action, 1314 Polk Street Associates, LLC v BellaVista Capital, Inc. et al., the bankruptcy trustee has filed the lawsuit on behalf of 1314 Polk claiming damages arising from 1314 Polk's transfer of 14 condo units to BellaVista. BellaVista believes it has strong and viable defenses and plans to vigorously defend these actions. The Company has hired expert bankruptcy counsel to defend BellaVista in the adversary proceeding.

In June 2009, the Company was made aware of a dispute and a complaint filed relative to a real estate commission on the sale of the Cummings Park retail space previously mentioned. BellaVista believes it has strong and viable defenses and plans to vigorously defend these actions. The Company has hired expert real estate counsel to defend BellaVista in the adversary proceeding.

As of July 1, 2009, the total balance owed on the financing lines secured by trust deeds to the Brighton and Pulgas properties was reduced by $600,000 to $2.4 million, as we received a partial payoff from a borrower related to the sale of a condo unit.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

General

Our material financial transactions have been purchasing and holding a portfolio of construction mortgage loans, and the construction and sale of real estate acquired through foreclosure or deed in lieu of foreclosure. Statements contained in this Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Form 10-Q, which are not historical facts, may be forward-looking statements. Forward-looking statements include statements which are predictive in nature, which depend upon or refer to future events or conditions, which include words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," or similar expressions. In addition, any statements concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible future actions, which may be provided by management, are also forward-looking statements. These statements are not guaranties of future performance. Forward-looking statements are based on current expectations and projections about future events and are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks include those described under the heading "Risk Factors" included in Part II, Item 1A above. Investors are cautioned not to attribute undue certainty to these forward-looking statements, which speak only as of the date of this Form 10-Q. We undertake no obligation to publicly release any revisions to these forward-looking statements, to reflect events or circumstances after the date of this Form 10-Q, or to reflect the occurrence of unanticipated events, other than as required by law.

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

After 2000, the market for high-end real estate in the San Francisco Bay Area began to deteriorate; Primecore began to experience borrower defaults and through 2003 took title to 48 properties by way of foreclosure or deed in lieu of foreclosure. Primecore also recognized significant impairments in its portfolio. The impairment of the investment portfolio resulted in substantial operating losses. The Company realized that these net operating losses could be carried forward and used to reduce future taxable income. In prior years, the company used its REIT status, and the payment of dividends, to eliminate corporate level taxation. However, the REIT rules restricted the types of loans the Company could make. In particular, the Company was prohibited from making loans with equity participation. With the ability to carry forward prior years' net operating losses to offset future taxable income, the Company was free to terminate its REIT status, which it did effective January 1, 2004, and was no longer restricted in the types of investments it could make.

In April 2004 Primecore changed its name to BellaVista Capital in order to reflect its new business focus. During 2004 new management focused on completing and liquidating the existing portfolio of assets, internalizing operations, resolving outstanding legal issues and developing a pipeline of new investment opportunities. In addition to the completion and sale of a number of our non-performing investments, management completed the transition to internal management and reduced continuing operating expenses.

In October 2007, the Board began a restructuring program that has ultimately resulted in significant operating cost savings and increased efficiencies, including: closing the Palo Alto office, terminating all direct employees, outsourcing the administration and asset management functions and enlisting a Board member to function as CEO on an as needed basis as a consultant.

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

As a result of the current difficult market conditions, the Company has taken control of the underlying project associated with certain nonperforming loans and equity partnership investments. Control was obtained by settlement with the borrower or by assuming the role of managing partner. These properties are now categorized as Investments in real estate developments (REOs). For each of these properties, the Company has made a determination on how to maximize value based on the local market conditions, potential for future appreciation, and the properties' operating and debt structure. In a number of cases, these REO's are being operated as either a rental or a hybrid of units used for rental and units available for sale. In a particular case of a mixed use, retail and residential project, it was deemed appropriate (1) to auction the residential units due to its existing debt structure and (2) to lease and hold the commercial space, a portion of which closed escrow May 22, 2009.

In terms of our path forward, as was discussed at the most recent annual shareholders meeting, the Company has evaluated the climate and analyzed the existing portfolio and is not planning on make any new investments in the foreseeable future. The Company is in the process of managing the existing REO and other properties under its control to maximize their value, with the goal of selling these properties over the next several years (market permitting) with proceeds first being used to retire existing debt and then being used to fund repurchase of shares from the existing shareholders. It should clearly be noted that the timing for share repurchases is highly dependent on when properties are sold, at what price and when all of the existing debt is repaid.

RESULTS OF OPERATIONS

Three and Six Months Ended March 31, 2009 vs. Three and Six Months Ended March 31, 2008

Revenues

We reported revenues from Loans Receivable Secured by Real Estate totaling $143,214 and $276,335 during the three months and six months ended March 31, 2009, respectively compared with $130,972 and $455,018 during the three months and six months ended March 31, 2008, respectively. The decrease in revenues was due to a decrease in the average amount invested in these loans during the comparable periods and a decline in our average return due to nonperforming loans in our portfolio.

We reported zero revenues from our Joint Venture Investments in Real Estate Developments during the three months and six months ended March 31, 2009 compared with $673,589 and $965,460 during the three months and six months ended March 31, 2008. These revenues are derived from repayment of loans and equity participations. Due to nonperformance, the Company assumed control of several of these properties and discontinued accruing interest payments. The Company will then recognize revenues from certain of these properties upon their sale.

During the three months and six months ended March 31, 2009 we reported revenues totaling $130,833 and $885,833 from our Investments in Real Estate Developments compared with zero revenues during the three months and six months ended March 31, 2008. This increase is due to sales of units that were under development in the prior comparative period.

During the three months and six months ended March 31, 2009, we reported revenues totaling $234,149 and $428,200 from our investment in rental property compared with zero revenues during the three months and six months ended March 31, 2008. This was due to the conversion of MSB Brighton, one of the Company's Investments in Real Estate Development to a rental property in the latter half of 2008.

During the three months and six months ended March 31, 2009, rental expenses excluding depreciation were $173,746 and $303,058, respectively compared with zero during the three months and six months ended March 31, 2008. The increase is due to converting the investment in MSB Brighton to a rental property from a property held for sale. For the three months and six months ended March 31, 2008, Brighton was reported as a joint venture investment.

Expenses

As a result of the continuing downturn in the real estate market and significant uncertainties associated with future investments, we have discontinued funding any new equity investments and ceased funding new trust deed investments. In order to streamline the operations of the company and reduce operating expenses to compensate for the eroding current market conditions and declining property values, in 2007 the Board of Directors determined that the best course of action to preserve shareholder's value was to begin implementation of a restructuring program. The Board has continued to make significant progress under this program which has ultimately resulted in significant operating cost savings and increased efficiencies, including: closing the Palo Alto office, terminating all direct employees, outsourcing the administration and asset management functions and enlisting a Board member to function as CFO on an as needed basis and another board member to assume the responsibilities of CEO on an as needed basis as a consultant.

We group our expenses in three categories: BellaVista operating expenses, REO expenses, and impairments. BellaVista operating expenses are associated with the ongoing operations of the Company. REO expenses include all of the carrying costs for REO properties such as property taxes, insurance, maintenance, marketing, legal, debt service and general and administrative expenses.

During the three months and six months ended March 31, 2009 BellaVista operating expenses were approximately $267,338 and $601,008, compared with $374,215 and $691,511 for the three months and six months ended March 31, 2008. This decrease is mainly due to decreased salaries, facilities, legal and accounting, and administration expenses. The following items should be noted to understand or evaluate actual cash operating expenses. (1) The Asset management fees for the six months ended March 31, 2009 include a one-time, non-recurring startup fee of $75,000 that includes systems and financial records migration and conversions, new office space setup at Cupertino Capital including phone and IT systems, and all preparatory work done from July 2008 to September 2008. (2) The BellaVista operating expenses for the three months and six months ended March 31, 2009 include reserve for bad debt expense and depreciation of fixed assets of approximately $42,540 and $97,029, respectively. Excluding the reserve for uncollectible interest expense and depreciation expense, BellaVista operating expenses would have been $224,798 and $503,979 for the three and six months ended March 31, 2009, respectively.

During the three months and six months ended March 31, 2009, REO expenses were $105,639 and $163,250 compared with $63,250 and $106,251 during the three months and six months ended March 31, 2008, respectively. This increase is due to the increased number of REO properties in 2009.

We recorded impairment charges totaling $90,307 and $2,943,295 during the three months and six months ended March 31, 2009, respectively compared with $2,266,161 and $8,355,876 during the three months and six months ended March 31, 2008, respectively. The impairments reported during the three months and six months ended March 31, 2009 were related to certain investments in which their values had declined due to declining real estate prices and longer than normal estimated marketing periods. The recorded impairments during the three months and six months ended March 31, 2008 related to certain investments that declined in value due to the prevailing conditions for the real estate market coupled with slower sales rates on these investments than projected. We have impaired these investments based on our estimate of the decrease in value resulting from the increase in costs associated with holding or renting the properties for an extended period of time in this highly uncertain real estate market.

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

Sources of Cash

As of March 31, 2009 our primary sources of liquidity were proceeds from the sale of our completed investments in REO properties, investments in trust deeds that paid interest monthly, our lines of credit and the cash we held in the bank.

We typically receive repayment on our investments when the development project has been completed and sold or refinanced to third parties. Accordingly, our repayments are a function of our developers' ability to complete and sell the development properties in which we have invested. During the six months ended March 31, 2009 we received repayments, totaling $1.5 million compared with $7.3 million during the six months ended March 31, 2008. Due to the continued weakness and uncertainty in the real estate and credit markets in 2009, we believe that there is a high degree of uncertainty in estimating the timing of the sales or the proceeds we might receive from the sale of our investments.

It is possible that our repayments may not be sufficient to meet our commitments including REO and operating expenses and we may be forced to sell assets or seek financing at terms that may not be favorable to us. This would have a negative impact on the estimated net realizable value of our assets.

At March 31, 2009, we had cash and cash equivalents of approximately $123,397.

During 2008, the Company foreclosed on or took control of a number of projects that had cash needs ranging from capital needed for project completion to cash needed for carrying costs and operating expenses, such as the monthly payments due on the debt encumbering these properties at the time the Company took control, property taxes, utilities, maintenance and insurance. These cash requirements were in addition to the cash required to fund the daily operation of the Company and service existing Company debt. In early fall 2008, the Company anticipated the need to raise additional cash to fund all of the above mentioned requirements. In the absence of any near term property sales, the Company determined that the only viable and reasonable source for the required funds would be borrowing against its properties to fund these REO property and Company related requirements. During the second half of 2008, the local, national and international credit markets were experiencing an unprecedented crisis and underwriting standards had severely constrained the possibilities for any traditional commercial or bank financing, particularly for a company that had recorded annual losses and whose primary assets were REO real estate. During this time, and in spite of the severe lending constraints, the Company had been aggressively pursuing negotiations with several interested commercial institutions. However, during the later phases of these application processes, what had been positive negotiations with initially favorable responses to applications were suddenly terminated and, ultimately, rejected in the final stages of approval. This left the Company in a position such that it was unable to access commercial financing sources to meet its cash needs in the time required.

In August, 2008, the Company's Board performed its regular review of cash flow projections including the incremental cash needed to fund the REO carrying and operational costs as well as Company operations for the next twelve months. The Board considered its potential capital sources, and the availability and cost of capital associated with its limited alternative sources of capital. The Board determined that it would be in the best interests of the Company to pursue privately placed debt rather than attempt to raise additional equity. In its deliberations, the Board determined that the relatively high cost of a private debt placement, under the prevailing capital market conditions, would nevertheless be preferred to the sale of additional shares to generate the needed capital, because the Board determined that efforts to raise equity capital would have a low probability of success, would be very costly, and take a much longer time to complete. In addition, the Board concluded that such equity capital, if available at all, would likely only be available at a price resulting in both a much higher effective cost of capital (versus private debt placement) and permanent dilution of the Company's existing shareholders.

Therefore, in order to meet the short-to-medium term cash requirements, the Board authorized its asset manager, Cupertino Capital, to pursue up to a total of $3 million of financing lines, that could be accessed as needed on a monthly basis, through a private placement of debt secured by trust deeds to our Brighton and Pulgas properties of $1.5 million each. The Board believed that this financing would provide the necessary cash to fund the REO carrying costs and operational expenses as well as Company operations and debt service for the ensuing twelve months. The Board authorized borrowing on what it deemed, at the time of this placement, to be market rate terms of: 11% interest payable to the private lenders; a servicing fee of 0.5% per annum and an origination fee of 1% (if funded from a Company relationship or related party) or 3% (if funded from an independent third party) payable to Cupertino Capital; and maturity dates of October 1, 2009 for the line on Brighton and February 1, 2012 for the line on Pulgas. Additionally, in order to bridge the funding needed in the short to medium term, Board members were encouraged to fund these loans as these fundings would be subject to the lower 1% origination fee while Cupertino Capital pursued other private third parties in the short to medium term and other commercial lenders for the longer term.

Given the rejections of the aforementioned commercial loan applications and faced with the Company's short to medium term cash needs as well as the benefit to the Company of the lower origination fee, Company directors William Offenberg and Jeffrey Black each offered to make funds available to the Company as needed on a monthly basis on the authorized terms. The terms of these loans were then reviewed and approved by the disinterested directors, Mr. Puette and Ms. Wolf.

Following that approval, Mr. Black and Mr. Offenberg made funding commitments and began advancing funds on October 30, 2008. As of March 31, 2009, Mr. Offenberg and Mr. Black had advanced to the Company totals of $1,695,000 and $450,000 in principal, respectively, in each case secured by trust deeds to the identified Company properties. Total interest paid and payable on amounts advanced by Mr. Offenberg and Mr. Black as of such date were $57,325.57and $17,288.63, respectively. No principal payments had been made on these loans as of such date. During the months following this private debt placement, the Company has continued to seek lower cost conventional financing from commercial lenders, and the Company is now in the final phases of replacing a large portion of this higher cost private placement debt with conventional bank financing.

As noted in the Subsequent Events Footnote 11, as of July 1, 2009, the total balance owed on the Brighton and Pulgas financing lines secured was reduced by $600,000 to $2.4 million, as we received a partial payoff from a borrower related to the sale of a condo unit.

The Company expects to continue to borrow against its real estate assets in order to fund REO and operating expenses, until its cash needs are reduced by the sale of REO assets requiring funding of such carrying and operating costs, and until proceeds from the sale of assets and other operating revenues are otherwise sufficient to pay Company indebtedness, and remaining REO and operating expenses. The Company believes that it has adequate resources to secure necessary financing and assure its liquidity for the foreseeable future.

Uses of Cash

The following table sets forth the projected timing and amount of our obligations through September 30, 2010, without taking into account new investments that may be made during future periods:

                                            Six months ended         Year ended
                                                September 30,      September 30,
Obligation                           Total              2009               2010
----------------------- ------------------ ------------------ ------------------
Investment fundings       $       454,388    $       454,388    $            --
                        ------------------ ------------------ ------------------
   Total                  $       454,388    $       454,388    $            --
                        ================== ================== ==================

Investment fundings are the largest use of our cash. During the six months ended March 31, 2009 we invested approximately $1.4 million in new and continuing development projects compared with approximately $8.0 million during the six months ended March 31, 2008. In addition, during the six months ended March 31, 2009 and March 31, 2008, we used cash of approximately $734,000 and $2.6 million, respectively to repurchase BellaVista common stock.

At March 31, 2009, we estimated the costs to complete our investments in real estate developments plus the remaining funding obligation on our joint venture investments in real estate developments to be approximately $454,388.The exact timing of the investment fundings is dependent on several factors including weather, governmental regulation and developer related issues, so the timing of investment fundings in the above table is an estimate based on information available to us at this time.

Stock Repurchases

In the past, given that certain Company liquidity requirements were satisfied, we have provided liquidity to our stockholders through the repurchase of outstanding shares. Because our stock does not trade in any secondary market, no market value exists for our stock and another method must be used to determine the repurchase price. The Board of Directors has used the net realizable value of the Company's assets as well as an assessment of the risk profile for each investment to guide in the determination of the repurchase price for planned repurchases as well as Company repurchases in response to unsolicited tender offers.

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

During the period from June 2005 to June 2009, the Company has not used its funds to pay dividends or distributions or, except in certain extraordinary circumstances, to redeem shares. Such extraordinary circumstances have included Company tender offers in response to unsolicited third party tender offers which the Board deemed inadequately priced and opportunistic. The Board will determine the timing and terms of any future share redemptions based on available liquidity, net realizable value, and assessment of the risk profile for each investment.

The information presented below reconciles the differences between the carrying value of our investments based on US GAAP and the estimated realizable value of our investments.

                                                                          March 31, 2009   September 30, 2008
                                                                        ------------------ ------------------
Loans receivable secured by real estate                                   $     6,025,297    $    11,251,773

Joint Venture investments in real estate developments                           9,385,815          9,944,197
Investments in real estate developments                                        21,720,430         19,026,984
Investment in rental property                                                   3,916,209          3,928,429
                                                                        ------------------ ------------------
Total investments in real estate per US GAAP                                   41,047,751         44,151,383
Collectible interest and preferred return not reportable per US GAAP            2,502,144          4,023,463
                                                                        ------------------ ------------------
   Estimated  realizable value of investments in real estate              $    43,549,895    $    48,174,846
                                                                        ================== ==================

Net Realizable Value of Assets per Share

The following calculation determines the estimated net realizable value per share of stock at March 31, 2009 and September 30, 2008:

                                                                          March 31, 2009   September 30, 2008
                                                                        ------------------ ------------------
Cash                                                                      $       123,397    $       636,346
Other assets                                                                      336,768            682,411
Estimated realizable value of investments in real estate                       43,549,895         48,174,846
                                                                        ------------------ ------------------
Total realizable assets                                                        44,010,060         49,493,603
Accounts and notes payable                                                    (14,215,771)       (13,520,210)
                                                                        ------------------ ------------------
Estimated net realizable assets                                                29,794,289         35,973,393
Shares outstanding                                                             11,171,433         11,590,870
                                                                        ------------------ ------------------
   Estimated net realizable assets per share                              $          2.67    $          3.10
                                                                        ================== ==================

Our estimated net realizable value of assets per share (NRV) was $2.67 at March 31, 2009, a decrease of $0.06 and $0.43 in the three months and six months ending March 31, 2009. The $0.06 decrease estimated in this quarter is attributable to a decrease of $0.01 due to additional completion costs for our MacArthur investment in Oakland and $0.05 due to REO carrying costs and operational costs. The additional decrease of $0.37 in the 6 month period from September 30, 2008 is primarily attributable to decreases in the estimated realizable value of several of our investments as a result of the continuing significant declines in real estate values and the substantial reduction in inventory absorption rates, and secondarily attributable to REO carrying costs and operational costs.

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

Valuation and Realizability of Investments

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

Loan Accounting

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

ITEM 4T.   CONTROLS AND PROCEDURES.

Evaluation of Effectiveness of Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q. The Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not fully effective as of March 31, 2009 due to the significant deficiency disclosed in item 8A of the Company's most recent Annual Report on form 10-KSB for the twelve months ended September 30, 2008.

Internal Control Over Financial Reporting

There have been no changes in the Company's internal controls over financial reporting during the last quarterly period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Limitations on the Effectiveness of Controls

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving its objectives.

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

ITEM 1A. RISK FACTORS.

General Economic Conditions in Lending Areas.

Approximately 80.2% of our investments are currently located in the San Francisco Bay Area, 15.18% are in Southern California, 3.38% is in California's Central Valley, and 1.24% are located in other states of the United States of America. The potential success of real estate investments in general is subject to fluctuations in local market conditions, including fluctuations in the supply of and demand for similar properties, and the success of our investments will depend, to some extent, on the economic and real estate market conditions prevailing in the markets where our investments are located. Since the investments are located in a limited geographical region, they may be subject to a greater risk of delinquency or default if the industries concentrated there suffer adverse economic or business developments.

Realization of Assets.

The Company's liquidity and ability to meet its obligations as they become due are subject to, among other things, its ability to obtain timely repayments or other dispositions of its investments. Many of the investments rely on the completion and sale of the developed real estate in order to realize repayment or other disposition proceeds. In the event that proceeds from repayments or other investment dispositions are not sufficient to timely meet our commitments and debt and credit facilities are not extended on terms favorable to us, we may be forced to sell some of our investments prematurely. In such cases, the amount of proceeds received could be substantially less than what we would have expected if we allowed a proper marketing period for the investment. This would have a negative impact on the estimated net realizable value of our assets and would force the Company to adopt an alternative strategy that may include actions such as seeking additional capital or further downsizing. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a) Not Applicable.

(b) Not Applicable.

(c) Repurchases of Equity Securities.

     Between October 1, 2008 and March 31, 2009, we repurchased 419,437 shares of our common stock. See Note 9 of the Notes to the Condensed Consolidated Financial Statements (unaudited) included in Part I, Item 1 above, for a discussion of this repurchase of shares.

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



Dated:   July 22, 2009                /s/ WILLIAM OFFENBERG
                                      -----------------------------
                                      William Offenberg, Chief Executive Officer