Form 10-Q
period 2009-06-30
BELLAVISTA CAPITAL INC
filed 2009-12-30
CIK 1086670

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2009

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

                                Table of Contents


 Part I.   Financial Information

 Item 1.   Financial Statements (unaudited)                                    2

           Condensed Consolidated Balance Sheets as of June 30, 2009 (unaudited)
           and September 30, 2008 (Note 1)                                     3

           Condensed Consolidated Statements of Operations for the Three Months
           and Nine Months Ended June 30, 2009 and 2008 (unaudited             4

           Condensed Consolidated Statements of Cash Flows for the Nine Months
           Ended June 30, 2009 and 2008 (unaudited)                            6

           Notes to the Condensed Consolidated Financial Statements (unaudited)
                                                                               7

 Item 2.   Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                              16

 Item 3.   Quantitative and Qualitative Disclosures About Market Risk         21

 Item 4T.  Controls and Procedures                                            21

 Part II.  Other Information

 Item 1.   Legal Proceedings                                                  22

 Item 1A.  Risk Factors                                                       22

 Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds        23

 Item 3.   Defaults Upon Senior Securities                                    23

 Item 4.   Submission of Matters to a Vote of Security Holders                23

 Item 5.   Other Information                                                  23

 Item 6.   Exhibits                                                           23

           Signatures                                                         24

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


Attached are the following unaudited financial statements of BellaVista Capital, Inc., formerly known as Primecore Mortgage Trust, Inc. (the "Company"):

     (1) Condensed Consolidated Balance Sheets as of June 30, 2009 (unaudited), and September 30, 2008

     (2) Condensed Consolidated Statements of Operations for the Three Months and Nine Months ended June 30, 2009 and 2008 (unaudited)

     (3) Condensed Consolidated Statements of Cash Flows for the Nine Months ended June 30, 2009 and 2008 (unaudited)

     (4)  Notes to Condensed Consolidated Financial Statements (unaudited)

The financial statements referred to above should be read in conjunction with the Company's audited financial statements for the fiscal year ended September 30, 2008 as filed with the Securities and Exchange Commission in our Annual Report on Form 10-KSB, filed January 23, 2009.

                            BELLAVISTA CAPITAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   As of June 30, 2009 and September 30, 2008



                                                                              June 30, 2009     September 30, 2008
                                                                               (unaudited)          (Note 1)
                                                                             -----------------  ------------------
ASSETS:
Cash and cash equivalents                                                     $       187,267    $        636,346
Loans receivable secured by real estate                                             6,069,631          11,251,773
Joint venture investments in real estate developments                               8,349,446           9,944,197
Investments in real estate developments                                            17,817,641          19,026,984
Investment in rental property, net of accumulated depreciation of $148,643
   and $130,038 at June 30, 2009 and September 30, 2008, respectively               3,909,824           3,928,429
Fixed assets, net of accumulated depreciation of $16,160 and $12,831 at
   June 30, 2009 and September 30, 2008, respectively                                  32,002              24,379
Other assets, net                                                                     321,010             670,836
                                                                             -----------------  ------------------
        Total assets                                                          $    36,686,821    $     45,482,944
                                                                             =================  ==================

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Notes payable and lines of credit                                             $    10,192,337    $     12,453,057
Accounts payable and accrued expenses                                                 487,906           1,062,168
Capital lease                                                                           2,852               4,985
                                                                             -----------------  ------------------
            Total Liabilities                                                      10,683,095          13,520,210

Shareholders' equity:
Common stock: par value $0.01, 50,000,000 shares authorized; 11,171,433 and
   11,590,870 shares issued and outstanding at June 30, 2009 and September
   30, 2008, respectively                                                             111,714             115,908
Additional paid-in capital                                                        102,630,358         103,360,168
Accumulated deficit                                                               (76,738,346)        (71,513,342)
                                                                             -----------------  ------------------
        Total shareholders' equity                                                 26,003,726          31,962,734
                                                                             -----------------  ------------------
        Total liabilities and shareholders' equity                            $    36,686,821    $     45,482,944
                                                                             =================  ==================




See accompanying notes to these condensed consolidated financial statements

                            BELLAVISTA CAPITAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           For the three and nine months ended June 30, 2009 and 2008
                                   (unaudited)

                                                      Three Months Ended June 30,                 Nine Months Ended June 30,
                                               ----------------------------------------- -------------------------------------------
                                                      2009                 2008                  2009                  2008
                                               -----------------  ---------------------- --------------------  ---------------------
REVENUES:
   Revenues from loans receivable                $        71,977     $           207,863     $       348,311       $        662,881
   Equity in earnings from joint venture
   investments                                             3,680               1,835,745               3,680              2,801,205
   Sales of real estate                                4,392,680                 524,132           5,278,513                524,132
   Rental revenue                                         99,025                   8,173             527,225                  8,173
   Other revenue                                              --                       6             202,536                 14,847
                                                -----------------  ---------------------- -------------------  ---------------------
     Total revenues                                    4,567,362               2,575,919           6,360,265              4,011,238
   Cost of sales of  real estate                      (4,575,256)               (902,746)         (5,656,930)            (1,008,728)
   Rental expense                                       (214,873)                (21,822)           (530,150)               (21,822)
                                                -----------------  ---------------------- -------------------  ---------------------
     Total cost of revenue                            (4,790,129)               (924,568)         (6,187,080)            (1,030,550)
                                                -----------------  ---------------------- -------------------  ---------------------
     Gross profit (loss)                                (222,767)              1,651,351             173,185              2,980,688
                                                -----------------  ---------------------- -------------------  ---------------------

EXPENSES:
Operating expenses:
   Salaries and related expense                              543                 113,988               2,957                392,385
   Facilities expense                                         --                   1,467                  --                 52,000
   Legal and accounting expense                           20,454                  60,670              90,185                183,926
   Board of directors fees                                29,750                  46,500             111,250                166,225
   Asset management fees                                  67,351                  26,200             273,587                 26,200
   Officers consulting fees for routine
business operations - related party                       22,684                  25,730              81,747                 51,583
   D & O liability insurance                              27,844                  25,375              83,531                 76,125
   General and administrative expense                      4,280                   7,424              24,518                 44,328
  Expenses: MPF proxy solicitation - officers
consulting fees - related party                           33,600                      --              37,450                     --
Other expenses; MPF proxy - accounting, legal,
board of directors, postage,  printing                    42,995                      --              48,254                     --
    Reserve for uncollectible interest                    49,413                  25,000             143,328                 25,000
    Depreciation expense                                     215                   1,557               3,329                  7,650
                                                -----------------  ---------------------- -------------------  ---------------------
     Total operating expenses                            299,129                 333,911             900,136              1,025,422
   REO expense                                           278,873                  60,994             442,123                167,245
   Provision for impairment of investments in
     real estate                                         514,861               2,680,990           3,458,156             11,036,866
                                                -----------------  ---------------------- -------------------  ---------------------
     Total expenses                                    1,092,863               3,075,895           4,800,415             12,229,533
                                                -----------------  ---------------------- -------------------  ---------------------
     Net loss from operations                         (1,315,630)             (1,424,544)         (4,627,230)            (9,248,845)

OTHER INCOME (EXPENSE)
     Loss on sale of fixed assets                             --                      --                  --                (14,888)
     Interest income                                          --                   4,527               1,081                 15,929
     Interest expense                                   (209,818)               (207,032)           (598,054)              (207,032)
                                                -----------------  ---------------------- -------------------  ---------------------
     Total other expense                                (209,818)               (202,505)           (596,973)              (205,991)
                                                -----------------  ---------------------- -------------------  ---------------------
     Net loss before tax                              (1,525,448)             (1,627,049)         (5,224,203)            (9,454,836)
                                                -----------------  ---------------------- -------------------  ---------------------
     Income tax expense                                     (800)                 (1,600)               (800)                (4,000)
                                                -----------------  ---------------------- --------- ----------  --------------------
     Net loss allocable to common stock           $   (1,526,248)    $        (1,628,649)   $     (5,225,003)    $       (9,458,836)
                                                =================  ====================== ===================  =====================



See accompanying notes to these condensed consolidated financial statements



Basic and diluted net loss per share              $        (0.14)    $             (0.14)   $          (0.47)    $            (0.75)
                                                =================  ====================== ===================  =====================

Basic and diluted weighted average shares
   outstanding                                        11,171,433              11,998,789          11,202,161             12,631,476
                                                =================  ====================== ===================  =====================































See accompanying notes to these condensed consolidated financial statements

                            BELLAVISTA CAPITAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the nine months ended June 30, 2009 and 2008
                                   (unaudited)


                                                                                            June 30, 2009      June 30, 2008
                                                                                         ------------------- -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                             $      (5,225,003)  $      (9,458,836)
   Adjustments to reconcile net income to net cash provided by (used in)
      operating activities:
        Depreciation                                                                                 21,934               7,650
        Reserve for uncollectible interest                                                          143,328                  --
        Provision for impairment                                                                  3,458,156          11,036,866
        Loss on sale of fixed assets                                                                     --              14,888
   Changes in assets and liabilities:
        Decrease in other assets                                                                    206,497             402,229
        (Decrease) increase in accounts payable and accrued expenses                               (574,262)            172,873
                                                                                         ------------------- -------------------
          Net cash provided by (used in) operating activities                                    (1,969,350)          2,175,670

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of fixed assets                                                                   --               2,200
    Purchases of fixed assets                                                                       (10,952)                 --
    Proceeds from repayments of investments in real estate                                        6,137,687          10,305,632
    Investments in real estate                                                                   (1,609,607)        (11,491,929)
                                                                                         ------------------- -------------------
        Net cash provided by (used in) investing activities                                       4,517,128          (1,184,097)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Stock repurchases                                                                               (734,004)         (4,037,762)
   Borrowings under notes payable and lines of credit                                             3,225,225           7,161,504
   Repayment of  notes payable and lines of credit                                               (5,485,944)         (2,830,240)
   Payments under capital lease                                                                      (2,134)             (3,435)
                                                                                         ------------------- -------------------
        Net cash provided by (used in) financing activities                                      (2,996,857)            290,067
                                                                                         ------------------- -------------------
          Net increase (decrease) in cash and cash equivalents                                     (449,079)          1,281,640
          Beginning cash and cash equivalents                                                       636,346           1,759,241
                                                                                         ------------------- -------------------
          Ending cash and cash equivalents                                                $         187,267   $       3,040,881
                                                                                         =================== ===================

Cash paid for interest                                                                    $         606,819   $             --
                                                                                         ------------------- -------------------
Cash paid for income taxes                                                                $             800   $           4,000
                                                                                         =================== ===================



See accompanying notes to these condensed consolidated financial statements

                            BELLAVISTA CAPITAL, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


1.   ORGANIZATION AND BUSINESS:

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2009 or for any other future period.

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


Organization

BellaVista Capital, Inc., a Maryland corporation (the Company,  BellaVista, our,
we), was formed on March 18, 1999 and commenced operations effective May 1, 1999. We have been engaged in the business of investing in real estate development projects, primarily in California. Our investments are structured as loans secured by real estate, loans made to real estate development entities and joint venture investments in real estate development entities. Our operations are treated as one operating segment. In addition, BellaVista Capital, Inc. is the 100% shareholder of Sands Drive San Jose, Inc., and Frank Norris Condominiums Inc., both of which are California corporations formed for the purpose of developing and selling residential real estate. The Company holds a 100% interest in Cummings Park Associates, LLC, a California Limited Liability Company formed to develop and sell a mixed use residential and retail project in East Palo Alto California. The Company also holds a 100% interest in MSB Brighton LLC, currently operated as a rental property.

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

Loans Receivable Secured By Real Estate

We have originated loans secured by real estate. These loans are secured by deeds of trust on real property, generally pay interest on a monthly basis and are typically also collateralized by personal guarantees from the principals of our borrowers. We recognize interest income on these loans during the period in which the interest is earned and recognize income on any loan fees charged under the effective interest method.

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

                            BELLAVISTA CAPITAL, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


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

Cash and Cash Equivalents

Cash and cash equivalents include cash held in financial institutions and other highly liquid short-term investments with original maturities of three months or less. As of June 30, 2009 the Company's cash was fully insured by the Federal Deposit Insurance Corporation ("FDIC").

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

Recent Accounting Pronouncements

In May 2009, the FASB issued Statement No. 165, "Subsequent Events" ("SFAS 165"), which establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We adopted the provisions of SFAS 165 for the quarter ended June 30, 2009. The adoption of these provisions did not have a material effect on our consolidated financial statements.

                            BELLAVISTA CAPITAL, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140 (SFAS 166). SFAS 166 eliminates the concept of a "qualifying special-purpose entity," changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity's continuing involvement in and exposure to the risks related to transferred financial assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company will adopt SFAS 166 in fiscal 2010 and is evaluating the impact it will have on the consolidated results of the Company.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS 167). The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS 167 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company will adopt SFAS 167 in fiscal 2010 and is evaluating the impact it will have on the consolidated results of the Company.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (SFAS
168). SFAS 168 replaces FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes the FASB Accounting Standards Codification (the Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP). SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The Company will begin to use the new Codification when referring to GAAP in its annual report on Form 10-K for the fiscal year ending September 30, 2009. This will not have an impact on the consolidated results of the Company.


3.  LOANS RECEIVABLE SECURED BY REAL ESTATE:

As of June 30, 2009, loans receivable secured by real estate summarized by location consisted of the following:

                                           Amount            Recognized          Carrying
                                          Invested           Impairments          Amount            In Default
Description                           ------------------  ------------------  ------------------  ------------------
SF Bay Area                                $  4,649,531          $  165,000        $  4,484,531        $  3,237,532
California Central Valley                       800,000                  --             800,000                  --
Southern California                             185,100                  --             185,100                  --
Other States                                    600,000                  --             600,000                  --
                                      ------------------  ------------------  ------------------  ------------------
Total                                      $  6,234,631          $  165,000        $  6,069,631         $  3,237,532
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
                                      ==================  ==================  ==================  ==================

Loans Receivable Secured by Real Estate consist of loans to real estate developers which are secured by deeds of trust on real property, pay interest monthly and generally have repayment guarantees from the principals of the borrowing entity. As of June 30, 2009 $3,799,925 of these loans were secured by first trust deeds and $2,434,706 were secured by second trust deeds. Additionally, at June 30, 2009 four loans totaling $3,237,532 were in default under the terms of our loans. As of June 30, 2009, we had recorded an impairment

                            BELLAVISTA CAPITAL, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

on one of our loans receivable in the amount of $165,000. Interest receivable net of allowance for uncollectible interest of $210,117 and $189,849 amounted to $124,147 and $119,710 as of June 30, 2009 and September 30, 2008, respectively.

4. JOINT VENTURE INVESTMENTS IN REAL ESTATE DEVELOPMENTS:

As of June 30, 2009, joint venture investments in real estate developments summarized by location consisted of the following:

                                           Amount                                  Carrying       Remaining Funding
                                          Invested            Impairments           Amount           Obligation
DESCRIPTION                           ------------------  ------------------  ------------------  ------------------
SF Bay Area                                $ 10,919,319        $  2,569,873        $  8,349,446        $    211,120
Southern California                           7,484,906           7,484,906                  --                  --
                                      ------------------  ------------------  ------------------  ------------------
Total                                      $ 18,404,225        $ 10,054,779        $   8,349,446       $    211,120
                                      ==================  ==================  ==================  ==================

As of September 30, 2008, joint venture investments in real estate developments summarized by location consisted of the following:

                                           Amount                                  Carrying       Remaining Funding
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
                                      ==================  ==================  ==================  ==================

Joint Venture Investments in real estate developments consist of ADC loans and joint investments with real estate developers. ADC Loans, which are loan arrangements that are typically secured by real property, provide for the payment of interest from an interest reserve established from loan funds and may also provide for the payment of an exit fee as a percentage of sales from each unit in the development or a share of project profits. Joint Venture investments are equity investments in operating entities formed for the purpose of developing real estate. Our investment typically earns a preferred return calculated based on our investment amount at a specific rate during the term of the investment and a share of the project profits. As of June 30, 2009 and September 30, 2008, we have recognized impairments totaling approximately $10 million on three of our joint venture investments and $10 million on two other of our joint venture investments in real estate developments, respectively. In April, 2009, the first lender for one of our joint ventures, that had previously been fully impaired, foreclosed on the property.

5.   INVESTMENTS IN REAL ESTATE DEVELOPMENTS:

Investments in Real Estate Developments (REOs) include real estate development projects we own, either directly or through a subsidiary company we own or control. The following table summarizes our Investments in Real Estate Developments by location as of June 30, 2009:

                                       Amount Invested        Recognized           Carrying           Costs to
                                      (net of payments)       Impairment            Amount            Complete
Description                           ------------------  ------------------  ------------------  ------------------
SF Bay Area                                $ 21,188,247        $  4,068,347        $ 17,119,900        $    425,140
Central Valley                                  897,741             200,000             697,741                  --
                                      ------------------  ------------------  ------------------  ------------------
                  Total                    $ 22,085,988        $  4,268,347        $ 17,817,641        $    425,140
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
                                      ==================  ==================  ==================  ==================

                            BELLAVISTA CAPITAL, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

6.  INVESTMENT IN RENTAL PROPERTY:

The rental property is summarized as follows at June 30, 2009 and September 30, 2008:

                                        June 30, 2009     September 30, 2008
                                      ------------------  ------------------
Land                                       $  1,076,589        $  1,076,589
Building                                      2,969,348           2,969,348
Furniture and equipment                          12,530              12,530
                                      ------------------  ------------------
   Total rental property                      4,058,467           4,058,467
   Accumulated depreciation                    (148,643)           (130,038)
                                      ------------------  ------------------
    Rental property, net                  $   3,909,824        $  3,928,429
                                      ==================  ==================

Depreciation expense on rental property was $18,605 and zero for the nine months ended June 30, 2009 and 2008, respectively.

7.  FIXED ASSETS:

Fixed assets at June 30, 2009 and September 30, 2008 consisted of the following:

                                        June 30, 2009     September 30, 2008
                                      ------------------  ------------------
Computer equipment                         $     18,756        $     18,756
Furniture                                        29,405              18,454
                                      ------------------  ------------------
   Total office equipment                        48,161              37,210
   Accumulated depreciation                     (16,159)            (12,831)
                                      ------------------  ------------------
    Fixed assets, net                      $     32,002        $     24,379
                                      ==================  ==================

Depreciation expense on fixed assets was $3,328 and $7,650 for the nine months ended June 30, 2009 and 2008, respectively.

8.  NOTES PAYABLE AND LINES OF CREDIT:

Notes payable and lines of credit as of June 30, 2009 and September 30, 2008 consisted of the following:


                                        June 30, 2009     September 30, 2008
                                      ------------------  ------------------
Secured loan                               $  2,600,000       $   2,600,000
Secured loan                                  2,677,193           7,331,328
Secured loan                                  2,515,144           2,521,729
Secured line of credit                          900,000                  --
Secured line of credit                        1,500,000                  --
                                      ------------------  ------------------
   Total                                   $ 10,192,337       $  12,453,057
                                      ==================  ==================

The secured loan of $2,600,000 represents the outstanding balance as of June 30, 2009 and September 30, 2008 secured by a deed of trust on one of our investments. It bears interest at the Wells Fargo Prime Rate plus 2.0% (5.25% and 5.50% at June 30, 2009 and September 30, 2008, respectively). The line matured on June 5, 2008, and was extended to April 18, 2009. The loan is due on demand but the bank is allowing the Company to make interest only payments until final extension terms are negotiated. The Company is currently negotiating an extension.

The secured loan amount totaling $2,677,193 and $7,331,328 as of June 30, 2009 and September 30, 2008, respectively remains outstanding on a $14.9 million construction loan originated for the purpose of financing the construction of a residential and retail mixed use project in East Palo Alto, California. The loan

                            BELLAVISTA CAPITAL, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


is owed by Cummings Park Associates, LLC and is secured by the real property. The loan bears interest at Prime plus 1%, (4.25% at June 30, 2009) and matured on March 15, 2009. Interest-only payments are due monthly on the outstanding balance of the note. Principal payments will be made from the proceeds when units are sold. The Company is currently negotiating an extension.

The secured loan amounts of $2,515,144 and $2,521,729 represent the outstanding balance as of June 30, 2009 and September 30, 2008, respectively on an assumed loan for the Frank Norris Condominium Inc. property that is now fully owned by the Company and secured by that property. The loan bears interest at The Wall Street Journal Prime plus 1% with a floor of 6.5% (6.5% at June 30, 2009) and matures April 15, 2012.

The $1.5 million secured line of credit has an outstanding balance of $900,000 as of June 30, 2009 and is secured by the 2555 Pulgas property. The line bears interest at 11.5%. Interest-only payments are due monthly on the outstanding balance of the note. The line matures on February 1, 2012. This outstanding balance of $900,000 is due to certain related parties.

The other $1.5 million secured line of credit has an outstanding balance of $1,500,000 as of June 30, 2009 and is secured by the MSB Brighton rental property. The line bears interest at 11.5%. Interest-only payments are due monthly on the outstanding balance. The line matures on November 1, 2009. This outstanding balance of $1,500,000 is due to certain related parties.

9.  SHAREHOLDERS' EQUITY:

There is currently no public trading market for our stock. We are authorized to issue up to 50,000,000 shares of Common Stock. As of June 30, 2009 we have repurchased 1,564,097 shares in connection with legal settlements and 6,747,822 shares under tender offers at various prices. At June 30, 2009 we had 11,171,433 shares of Common Stock outstanding.

Since June 2005, a group of entities associated with Mackenzie Patterson Fuller, Inc. (collectively "MPF") have acquired an aggregate of 1,390,046 shares as of June 30, 2009, through a series of unsolicited tender offers.

The Company has not declared or paid any dividends on its capital stock during the period from January 1, 2005 through the date of this report.

During the nine months ended June 30, 2009, the Company repurchased 419,437 shares of stock.

10.   COMMITMENTS AND CONTINGENCIES:

Litigation

As of June 30, 2009, the Company was involved in the following litigation in which claims for damages would be material if the plaintiff prevailed and there is at least a reasonable possibility that a loss may have occurred:

Richard Aster v BellaVista Capital, Inc. et al.

This action was initiated in California Civil Court on August 10, 2007. The plaintiff is Richard Aster, the party that purchased the completed home from BellaVista. The defendants are BellaVista, Ainsworth Construction, Masma (the original developer) and various subcontractors who did work for each of these two construction companies. This lawsuit alleges construction defects in the installation of windows, decking and roofing related to a single family home that was purchased by the plaintiff from the Company after the Company acquired the property through foreclosure. In this lawsuit the plaintiff is requesting compensation for all of their costs related to correcting the construction defects and pursuing this action. In addition, a lawsuit has been filed by the original developer (Masma) against the Company for indemnification and defense. The Company believes it has strong and viable defenses and plans to vigorously defend these actions. The Company has hired both legal and engineering experts who specialize in construction defects matters. In addition, the Company has tendered to the respective insurance companies for insurance coverage and defense costs owed to it under the construction contracts of both the original contractor and the contractor that the Company hired to complete the construction after the Company took ownership of the property by foreclosure.

                            BELLAVISTA CAPITAL, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


Polk Street Associates, LLC v BellaVista Capital, Inc. et al.

This action was initiated in the United States Bankruptcy Court on May 1, 2009. The plaintiff is 1314 Polk Street Associates, LLC ("1314 Polk"). The defendants are BellaVista and its wholly owned subsidiary, Frank Norris Condominiums, Inc. The lawsuit was filed by the bankruptcy trustee on behalf of 1314 Polk claiming damages arising from 1314 Polk's transfer of 14 unsold condo units to BellaVista in July 2008 under a settlement agreement with the original developer and the trustee's assessment of the value that the Company received as a result of being granted ownership of the unsold units. The Company has hired expert bankruptcy counsel to defend BellaVista. The Company expects a mediation session to be held within the next 3 to 6 months to attempt to resolve these issues. The Company believes that the bankruptcy trustee's assessment of value is flawed and plans to vigorously defend against this action.

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

11.   SUBSEQUENT EVENTS:

On March 17, 2009 MacKenzie Patterson Fuller (MPF) sent a letter to the Board demanding that the Board resign in favor of MPF designees and turn over complete control of the administration and asset management of the Company to MPF for which MPF would be compensated with an asset management fee and a 15% stock option. After careful consideration and discussions with MPF, the Board concluded that the MPF demand was not in the best interest of the shareholders, and therefore, declined. MPF then began a campaign to communicate with the Company's shareholders and subsequently has initiated a hostile takeover by means of a series of proxy solicitations. The Board vigorously opposed these solicitations and issued its own proxy solicitation on this matter on July 22, 2009. In order to resolve the pending takeover proposal, the Board voted to call a Special Meeting of the shareholders of BellaVista on September 25, 2009 in order to vote on the MPF proxy proposals. This Special Meeting was held with 70.9% of the outstanding shares represented. All of the proposals made by MPF to effect the takeover were defeated by the vote of a significant majority of the outstanding shares. Specifically, 95.2% of the quorum and 67.5% of the outstanding shares voted against all three of the MPF takeover proposals. The Company has decided to segregate the costs of the proxy fight on its consolidated statements of operations for the three and nine months ended June 30, 2009.

Wilbur v Cummings Park Associates, LLC et al.

In June 2009, the Company was made aware of a dispute and a complaint filed relative to a real estate commission on the sale of the Cummings Park retail space previously mentioned. The Company had hired an expert real estate counsel to defend BellaVista in the adversary proceeding. In August 2009, this matter was settled with no additional expenses incurred by the Company.

Morten Jenson; Maria Wolf v Andrew B. Brog; Oakland Cathedral Building, LLC; BellaVista Capital, Inc.

This action was initiated in the Superior Court of California, County of Alameda, on July 1, 2009. The plaintiffs are Morten Jenson and Maria Wolf, the buyers under contract to purchase the sixth floor commercial condominium in the Oakland Cathedral Building, a project in which BellaVista is the first lender. The defendants are Andrew B. Brog, Oakland Cathedral Building, LLC, and
BellaVista Capital, Inc. The plaintiffs are seeking the cancellation of the purchse contract and damages related to non-performance. Bella Vista Capital, as the lender, was named as an additional defendant. Andrew Brog, the developer and our borrower, is defending BVC in this case.

                            BELLAVISTA CAPITAL, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


MacArthur Residential Condominium Auction

In August 2009 MAC Homes, LLC, the owner of this property in Oakland, held an auction of the 16 residential condominiums. The Company is the lender on this project and expects to receive proceeds from these sales as they are closed over the next 120 days.

Eden CDM v MAC Homes, LLC

This action was initiated in the Superior Court of the State of California for the County of Alameda on July 20, 2009. The plaintiff is Eden CDM, the general contractor hired to build the MacArthur project. The defendant is MAC Homes, LLC, the developer and BellaVista's JV partner. The plaintiff is seeking the retention amounts not paid at completion and legal fees. The contract with general contractor had penalty provisions for delayed completion, which the Company strongly believes are owed by the general contractor and are greater than the retention amounts sought. The Company has retained expert construction litigation counsel on behalf of MAC Homes. The Company expects a mediation session to be held within the next 3 to 6 months to attempt to resolve these issues. The Company feels it has a very strong position as a result of Eden's lengthy delay in delivery of the completed project. A mediation session was held at ADR Services on October 7, 2009 which did not lead to a resolution of this dispute

Secured lines of credit

During the three month period ending September 30, 2009, the total balances owed on the lines of credit, which are secured by trust deeds to the Brighton and Pulgas properties, were reduced from $2,400,000 to $2,225,000 from the net proceeds received from the sale of various units.

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

The current real estate market is best characterized by significant erosion in real estate values and a significant decrease in the rate of inventory absorption; thus the Company has currently discontinued originating any new investments secured by deeds of trust or subordinated debt or investments in equity partnerships.

As a result of the current difficult market conditions, the Company has taken control of the underlying project associated with certain nonperforming loans and equity partnership investments. Control was obtained by settlement with the borrower or by assuming the role of managing partner. These properties are now categorized as Investments in real estate developments (REOs). For each of these properties, the Company has made a determination on how to maximize value based on the local market conditions, potential for future appreciation, and the properties' operating and debt structure. In a number of cases, these REO's are being operated as either a rental or a hybrid of units used for rental and units available for sale. In a particular case of a mixed use, retail and residential project, it was deemed appropriate (1) to auction the residential units due to its existing debt structure and (2) to lease and hold the commercial space, a portion of which closed escrow in May 2009.

In terms of our path forward, as was discussed at the most recent annual shareholders meeting, the Company has evaluated the climate and analyzed the existing portfolio and is not planning on originating any new investments in the foreseeable future. The Company is in the process of managing the existing REO and other properties under its control to maximize their value, with the goal of selling these properties over the next several years (market permitting) with the resulting proceeds first being used to retire existing debt and then being used to provide liquidity to existing shareholders through a share repurchase program. It should clearly be noted that the timing for share repurchases is highly dependent on when properties are sold, at what price and when all of the existing debt is repaid.

RESULTS OF  OPERATIONS

Three and Nine Months Ended June 30, 2009 vs. Three and Nine Months Ended June 30, 2008
--------------------------------------------------------------------------------

Revenues

We reported  revenues  from Loans  Receivable  Secured by Real  Estate  totaling
$71,977 and $348,311 during the three months and nine months ended June 30, 2009, respectively compared with $207,863 and $662,881 during the three months and nine months ended June 30, 2008, respectively. The decrease in revenues was due to a decrease in the average amount invested in these loans during the comparable periods and a decline in our average return due to nonperforming loans in the portfolio.

We reported $3,680 revenues from our Joint Venture Investments in Real Estate Developments during the three months and nine months ended June 30, 2009 compared with $1,835,745 and $2,801,205 during the three months and nine months ended June 30, 2008. These revenues are derived from repayment of loans and equity participations. During this current fiscal year, the Company assumed control of several of these properties and discontinued accruing interest payments due to nonperformance. The Company will then recognize revenues from certain of these properties upon their sale.

During the three months and nine months ended June 30, 2009 we reported revenues totaling $4,392,680 and $5,278,513 from our Investments in Real Estate Developments compared with $524,132 revenues during the three months and nine months ended June 30, 2008. This increase is due to sales of units that were under development in the prior comparative period.

During the three months and nine months ended June 30, 2009, we reported revenues totaling $99,025 and $527,225 from our investment in rental property compared with $8,173 revenues during the three months and nine months ended June 30, 2008. This was due to the conversion of MSB Brighton, one of the Company's Investments in Real Estate Development to a rental property in the latter half of 2008.

During the three months and nine months ended June 30, 2009, rental expenses excluding depreciation were $208,489 and $511,545, respectively compared with $21,822 during the three months and nine months ended June 30, 2008. The increase is due to converting the investment in MSB Brighton to a rental property from a property held for sale. For the three months and nine months ended June 30, 2008, MSB Brighton was reported as a joint venture investment.

Expenses

As a result of the continuing downturn in the real estate market and significant uncertainties associated with future investments, we have discontinued originating any new equity or subordinated debt investments and ceased originating new trust deed investments. In order to streamline the operations of the company and reduce operating expenses to compensate for the eroding market conditions and declining property values, in 2007 the Board of Directors determined that the best course of action to preserve shareholder's value was to begin implementation of a restructuring program. The Board has continued to make significant progress under this program which has ultimately resulted in significant operating cost savings and increased efficiencies, including: closing the Palo Alto office, terminating all direct employees, outsourcing the administration and asset management functions and enlisting a Board member to function as CFO on an as needed basis and another board member to assume the CEO responsibilities on an as-needed consulting basis.

We group our expenses in three categories: BellaVista operating expenses, REO expenses, and impairments. BellaVista operating expenses are associated with the ongoing operations of the Company. REO expenses include all of the carrying costs for REO properties such as property taxes, insurance, maintenance, marketing, legal, debt service and general and administrative expenses.

During the three months and nine months ended June 30, 2009 BellaVista operating expenses were approximately $299,129 and $900,136, compared with $308,911 and $1,000,422 for the three months and nine months ended June 30, 2008. The increase in the three months and nine months ended June 30, 2009 includes $76,595 and $85,704 of shareholder proxy expenses. Without the shareholder proxy expenses, there was a decrease that was mainly due to decreased salaries, facilities, legal and accounting, and administration expenses. Operating expenses of the Company included: (1) One-time, non-recurring startup asset management fees of $75,725 for the nine months ended June 30, 2009 that included systems and financial records migration and conversions, new office space, and setup at Cupertino Capital including phones and IT systems, and all of the preparatory work done between July 2008 and September 2008; (2) Reserve for uncollectible interest and depreciation of fixed assets totaling $49,628 and $146,655 for the three months and nine months ended June 30, 2009, respectively.
(3) Expenses incurred related to the MPF takeover attempt, the resulting shareholder proxy solicitations made by both MPF and the Company, and the Special Shareholder Meeting totaling $76,595 and $85,704 for the three months and nine months ended June 30, 2009, respectively. Excluding the reserve for uncollectible interest, depreciation expense, the expenses related to the MPF takeover attempt, and the non-recurring asset management startup fees, BellaVista operating expenses would have been $172,906 and $592,050 for the three and nine months ended June 30, 2009, respectively.

During the three months and nine months ended June 30, 2009, REO expenses were $278,873 and $442,123 compared with $60,994 and $167,245 during the three months and nine months ended June 30, 2008, respectively. This increase is due to the increased number of REO properties in 2009.

We recorded impairment charges totaling $514,861 and $3,458,156 during the three months and nine months ended June 30, 2009, respectively compared with $2,680,990 and $11,036,866 during the three months and nine months ended June 30, 2008, respectively. The impairments reported during the three months and nine months ended June 30, 2009 were related to certain investments whose values had declined due to the continuing decreases in real estate prices and longer than normal projected marketing periods. The recorded impairments during the three months and nine months ended June 30, 2008 related to certain investments that declined in value due to then current prevailing real estate market conditions coupled with lower than projected sales rates. We have impaired these investments based on our estimate of the decrease in value and the increase in carrying and operating costs associated with either holding or renting these properties for periods longer than originally projected due to the continued weakness and highly uncertain conditions in the real estate and credit markets.

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

Sources of Cash

As of June 30, 2009 our primary sources of liquidity were proceeds from the sale of our completed investments in REO properties, investments in trust deeds that paid interest monthly, our lines of credit and cash on hand.

We typically receive repayment on our investments when the development project has been completed and sold or refinanced to third parties. Accordingly, our repayments are a function of our developers' ability to complete and sell the development properties in which we have invested. During the nine months ended June 30, 2009 we received repayments, totaling $6.2 million compared with $10.3 million during the nine months ended June 30, 2008. Due to the continued weakness and uncertainty in the real estate and credit markets in 2009, we believe that there is a high degree of uncertainty in estimating the timing of the sales or the amount of proceeds we might receive from the future sale of our properties.

It is possible that our repayments may not be sufficient to meet our commitments including REO and operating expenses and we may be forced to sell assets or seek financing at terms that may be unfavorable. This would have a negative impact on the estimated net realizable value of our assets.

At June 30, 2009, we had cash and cash equivalents of approximately $187,267.

The total balance owed on the two lines of credit (previously described in the Company's 10Q for the period ending March 31, 2009), which are secured by the Brighton and Pulgas properties, amounted to $2,400,000 as of June 2009. Of this total, Mr. Offenberg and Mr. Black, two related parties, had made net advances, after repayments, to the Company of $1,415,000 and $830,000, respectively as of June 30, 2009. Total interest paid and payable on amounts advanced by Mr. Offenberg and Mr. Black as of June 30, 2009 were $107,762 and $37,371, respectively. Given that these two lines carry a higher interest rate compared to the Company's rates on other various borrowings, the Company made principal repayments of $480,000 and $120,000 as of June 30, 2009 to Mr. Offenberg and Mr. Black, respectively from the proceeds of sales of various condominium units so as to reduce the average interest paid on all of its borrowings.

As noted in the Subsequent Events Footnote 11, during the three month period ending September 30, 2009, the total balances owed on the Brighton and Pulgas lines of credit were reduced from $2,400,000 to $2,225,000 from the net proceeds received from the net proceeds from the sale of various units.

The Company expects to continue to borrow against its real estate assets or sell its real estate projects in order to fund REO expenses, operating expenses, and retire the Company's indebtedness. The Company believes that it has adequate resources to secure necessary financing and assure its liquidity for the foreseeable future.

Uses of Cash

The following table sets forth the projected timing and amount of our obligations through September 30, 2010, without taking into account new investments that may be made during future periods:

                                                Three months                Year
                                                       ended               ended
Obligation                        Total   September 30, 2009  September 30, 2010
----------------------- ----------------  ------------------  ------------------
Investment fundings         $   636,260          $   317,405        $   318,855
                        ----------------  ------------------  ------------------

   Total                    $   636,260          $   317,405        $   318,855
                        ================  ==================  ==================

Investment fundings are the largest use of our cash. During the nine months ended June 30, 2009 we invested approximately $1.6 million in new and continuing development projects compared with approximately $11.5 million during the nine months ended June 30, 2008. We used cash of approximately $734,000 and $4.0 million to repurchase BellaVista common stock during the nine months ended June 30, 2009 and June 30, 2008, respectively.

At June 30, 2009, we estimated the costs to complete our investments in real estate developments plus the remaining funding obligation on our joint venture investments in real estate developments to be approximately $636,260. The exact timing of these investment fundings is dependent on several factors including weather, governmental regulation and developer related issues, so the timing of investment fundings in the above table is an estimate based on information available to us at this time.

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

                                                                                 June 30,  2009    September 30, 2008
                                                                             -------------------  -------------------
Loans receivable secured by real estate                                         $     6,069,631      $    11,251,773
Joint Venture investments in real estate developments                                 8,349,446            9,944,197
Investments in real estate developments                                              17,817,641           19,026,984
Investment in rental property                                                         3,909,824            3,928,429
                                                                             -------------------  -------------------
Total investments in real estate per US GAAP                                         36,146,542           44,151,383
Collectible interest and preferred return not reportable per US GAAP                  2,226,042            4,023,463
                                                                             -------------------  -------------------
   Estimated  realizable value of investments in real estate                    $    38,372,584      $    48,174,846
                                                                             ===================  ===================

Net Realizable Value of Assets per Share
The following calculation determines the estimated net realizable value per share of stock at June 30, 2009 and September 30, 2008:

                                                                                 June 30,  2009    September 30, 2008
                                                                             -------------------  -------------------
Cash                                                                            $       187,267      $       636,346
Other assets                                                                            286,830              682,411
Estimated realizable value of investments in real estate                             38,372,584           48,174,846
                                                                             -------------------  -------------------
Total realizable assets                                                              38,846,681           49,493,603
Accounts and notes payable                                                          (10,683,095)         (13,520,210)
                                                                             -------------------  -------------------
Estimated net realizable assets                                                      28,163,586           35,973,393
Shares outstanding                                                                   11,171,433           11,590,870
                                                                             -------------------  -------------------
   Estimated net realizable assets per share                                    $          2.52      $          3.10
                                                                             ===================  ===================

Our estimated net realizable value of assets per share (NRV) was $2.52 as of June 30, 2009, representing a decrease of $0.58 during the nine months ending June 30, 2009. The decrease of $0.58 in the nine month period from September 30, 2008 was (1) primarily attributable to decreases in the estimated realizable value of several of our investments as a result of the continuing significant declines in real estate values combined with substantially lower inventory absorption rates, and (2) secondarily attributable to the REO carrying and operational costs.

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

Valuation and Realizability of Investments

All of our Acquire, Develop, and Construct loans (ADC loans) are classified for financial reporting purposes as joint venture investments in real estate developments. We have taken ownership on some ADC loans that are classified as investments in real estate developments. Such investments are stated at the lower of cost or fair value. Management conducts a review for impairment on an investment-by-investment basis whenever events or changes in circumstances indicate that the carrying amount of an investment may not be recoverable. Impairment is recognized when estimated expected future cash flows (undiscounted and without interest charges), typically from the sale of a completed property, are less than the carrying amount of the investment, plus estimated costs to complete. The estimation of expected future net cash flows is inherently uncertain and relies to a considerable extent on assumptions regarding current and future economics and market conditions. If, in future periods, there are changes in the estimates or assumptions incorporated into the impairment review analysis, the changes could result in an adjustment to the carrying amount of the investments. To the extent that there is impairment, the excess of the carrying amount of the investment over its estimated fair value, less estimated selling costs, will be charged to income. We believe that all of our investments are carried at the lower of cost or fair value; however, conditions may change and cause our ADC loans and investments in real estate to decline in value in future periods.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4T.   CONTROLS AND PROCEDURES.

Evaluation of Effectiveness of Disclosure Controls and Procedures The Company's management, with the participation of the Company's Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q. The Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not fully effective as of June 30, 2009 due to the significant deficiency disclosed in item 8A of the Company's most recent Annual Report on form 10-KSB for the twelve months ended September 30, 2008.

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

ITEM 1A. RISK FACTORS.

General Economic Conditions in Lending Areas.

Approximately 80.2% of our investments are currently located in the San Francisco Bay Area, 15.2% are in Southern California, 3.4% are in California's Central Valley, and 1.2% are located in other states of the United States of America. The potential success of real estate investments in general is subject to fluctuations in local market conditions, including fluctuations in the supply of and demand for similar properties, and the success of our investments will depend, to some extent, on the economic and real estate market conditions prevailing in the markets where our investments are located. Since the investments are located in a limited geographical region, they may be subject to a greater risk of delinquency or default if the industries concentrated there suffer adverse economic or business developments.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(a) Not Applicable.

(b) Not Applicable.

(c) Repurchases of Equity Securities.

Between October 1, 2008 and June 30, 2009, we repurchased 419,437 shares of our common stock. See Note 9 of the Notes to the Condensed Consolidated Financial Statements (unaudited) included in Part I, Item 1 above, for a discussion of this repurchase of shares.

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



Dated:   December 30, 2009         /s/ WILLIAM OFFENBERG
                                   ---------------------
                                   William Offenberg, Chief Executive Officer