Form 10-K
period 2009-09-30
BELLAVISTA CAPITAL INC
filed 2010-03-31
CIK 1086670

(BellaVista will file as a smaller reporting company)

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Fiscal Year Ended September 30, 2009
____________________

Commission File Number: 0-30507

BELLAVISTA CAPITAL, INC.
(Exact Name of Registrant as Specified in its Charter)

Maryland	94-3324992
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

15700 Winchester Boulevard
Los Gatos, CA 95030
(Address of principal offices)
(408) 354-8424
(Registrant's telephone number, including area code)
____________________

Securities registered under Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.01 per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.[  ]   Yes   [x] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.[  ]   Yes   [x] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
[  ]   Yes   [x] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).[  ]   Yes   [x] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
[  ]   Yes   [x] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[  ]   Yes   [x] No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days:  N/A.

As of March 3, 2010 the registrant had 11,171,433 outstanding shares of Common Stock.

Bella Vista Capital

2009 Form 10-K Annual Report

This Annual Report on Form 10-K of BellaVista Capital, Inc. (the “Company”) contains forward-looking statements.  All statements other than statements of historical fact may be forward-looking statements.  These include statements regarding the Company’s future financial results, operating results, business strategies, projected costs and capital expenditures, investment portfolio, competitive positions, and plans and objectives of management for future operations.  Forward-looking statements may be identified by the use of words such as “may,” “will,” “should,” “expect,” “plan,” anticipate,” “believe,” “estimate,” “predict,” “intend,” “seek,” “target” and “continue,” or the negative of these terms, and include the assumptions that underlie such statements.  The Company’s actual results could differ materially from those expressed or implied in these forward-looking statements as a result of various risks and uncertainties, including those set forth in Item – 1A under the caption “Risk Factors.”  All forward-looking statements in this report are based on information available to the Company as of the date hereof and the Company assumes no obligation to update any such statements.

The following information should be read in conjunction with the Financial Statements and notes thereto included in this Form 10-K.

PART I

ITEM 1.  BUSINESS

Business Focus and Strategies
Organized in 1999 as a real estate investment trust or “REIT,” we invest in residential real estate development projects.  We have generally invested in for-sale single-family or multi-family projects, typically structured as secured construction loans, secured subordinated loans, mezzanine loans, or equity investments.  We have also considered investments in commercial real estate. We have sought to invest throughout California and in other states when presented with suitable opportunities.  We do not engage in any foreign operations or derive any revenue from foreign operations, and do not intend to do so in the future. Effective January 1, 2004, we withdrew our REIT status and are now taxed as a C Corporation.

Most investments that we structured as loans were underwritten with maturity dates of up to 36 months, which dates may be extended when deemed to be in the Company’s best interest. Most investments are secured by recorded deeds of trust on the property being developed with title insurance protecting the position of our deeds of trust. We have also made unsecured loans to development entities or taken an ownership interest in a development entity.  In such circumstances we typically have required a shared appreciation interest or other equity participation.

All approved investments have been subject to detailed legal documentation that has been formulated by legal counsel for our specific purposes.  In addition, our Board of Directors has implemented specific guidelines for the making of loans and investments.  In accordance with our loan documents, we generally have advanced the monthly interest payments out of available loan proceeds, although our loan documents provide us with a right not to advance or to cease such payments should it be determined that conditions require such actions.  Loan fees, if charged, are typically advanced out of the loan proceeds with the initial loan advance.  Generally, our loans have required the borrower to make a ‘‘balloon payment’’ equal to the principal advanced as well as advanced interest and fees upon maturity of the loan.  The loan maturity date has historically been the earlier of the date of sale of the secured real estate or the date stated in the loan documents.

In previous letters and meetings of shareholders, the Company has discussed the plan for providing shareholder liquidity.  Given how the plan affects our focus and strategies, it is appropriate to reiterate and summarize the plan.  Several years ago after careful consideration of the viable alternatives, the Board of Directors determined that the optimal path that would allow the Company to provide future liquidity to our shareholders was first to restructure and downsize the company, thereby reducing operating expenses, and subsequently proceed with a controlled liquidation of the Company’s portfolio.  Over the past 24 months, the Company has completed the downsizing and has outsourced loan and asset management functions.  The Company now has no direct or full time employees and contracts with 2 board members to perform the functions of the Chief Executive Officer and Chief Financial Officer on a per hour as needed basis.   Tax, audit and legal functions continue to be outsourced to independent, well respected firms.

Following the restructuring, The Company formulated an individualized plan for each of the properties in the portfolio.  The goal is to maximize the return from each property by either holding and managing as a rental or marketing the property for sale.  The rental income, interest income received and the proceeds from a sale are being used for operating expenses, property carrying and operational costs and servicing and paying down Company debt.  To that end, the Company’s debt has decreased by $3,172,863 from $12,453,057 on September 30, 2008 to $9,280,194 as of September 30, 2009.  Once all of the Company’s debt is paid off, the subsequent income and proceeds from sales, less the then current operating and remaining REO expenses, will be returned to our shareholders through a share repurchase program.  It should clearly be noted that the initiation of this repurchase program is dependent on satisfying the financial obligations indicated above and is highly dependent on current and future market conditions as well as factors that specifically pertain to the properties in our current portfolio, including when the properties are sold and at what price.

Company Management

Investment Origination
We engage persons skilled in loan underwriting, disbursement and monitoring, and the various business and legal issues that may be involved with real estate lending, investing and property management.  Our management and independent contractors, where appropriate, provide all of the services including but not limited to: underwriting loans and investments, overseeing all loans and investments, servicing loans and managing properties that the Company owns (REO).  Currently, there are no plans to make future investments other than advances to cover carrying and operating costs of REO.  These advances are reviewed and approved by the Board of Directors.

Collateral Valuation
We utilize the experience of our management and independent contractors, third party appraisals or other information deemed useful to make assessments of a project’s viability and projected value in order to determine what carrying and operating costs are to authorized and what impairments, if any, should be recognized.  In the evaluation process, emphasis is placed on the ability of the underlying collateral to protect against losses in the event of default.  The evaluation is based on the projected market value of the project, using various tools, including comparable sales of similar properties and projections of market appeal and demand at completion.  We typically require third party appraisals to support valuation.

Servicing
Investment servicing involves taking all steps necessary to administer the investment, including monitoring the propriety of funding requests, monitoring progress of a project and accounting for principal and income.  We now employ an outside agent to service our loans and manage our REO properties.  Loan proceeds and advances are disbursed as only as needed, and only after we have received satisfactory documentation.  Before making disbursements requests are verified by invoices and supported by frequent site inspections.

Sales of construction mortgage loans
The Company plans to hold mortgage loans to maturity, and have not embarked on selling loans in any secondary public market, nor are we aware that an efficient secondary market exists for the loans we hold.  We may, however, decide to sell assets or loans from time to time for a number of reasons, including, without limitation: (1) to dispose of an asset for which credit risk concerns have arisen; (2) to reduce interest rate risk; (3) or to re-structure our balance sheet when our management deems it advisable. Our Board of Directors reviews and approves all such proposals.

ITEM 1A.  RISK FACTORS

General Economic Conditions in Lending Areas
Our business plan previously sought to diversify our investments throughout California and other states in the western United States of America. Approximately 95.47% of our investments are currently located in the San Francisco Bay Area, 2.52% in Southern California, 0.52% in California’s Central Valley, and 1.49% in other states of the United States of America.   The potential success of real estate investments in general is subject to fluctuations in local market conditions, including fluctuations in the supply of and demand for similar properties, and the performance of our investments has and will continue to depend on the economic and real estate market conditions prevailing in the markets where our investments are located.  Since the investments are located in a limited geographical region, they may be subject to a greater risk of delinquency or default if the industries concentrated in these areas suffer adverse economic or business developments.

Realization of Assets
The Company’s liquidity and ability to meet its obligations as they become due are subject to, among other things, its ability to obtain timely repayments or other dispositions of its investments.  Many of the investments rely on the completion and sale of the developed real estate in order to realize repayment or other disposition proceeds.  In the event that proceeds from repayments or other investment dispositions are not sufficient to timely meet our commitments and conventional commercial credit facilities are not available to us, we may therefore be required to seek credit facilities from private placement debt sources and/or to sell some of our investments prematurely.  In such cases, the amount of proceeds received could be substantially less than what we would have expected if we allowed a proper marketing period for a particular investment.  This would have a negative impact on the estimated net realizable value of our assets.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Demand for new homes is sensitive to economic conditions over which we have no control.
Demand for homes is sensitive to changes in economic conditions such as the level of employment, consumer confidence, consumer income, the availability of financing and interest rate levels. If mortgage interest rates increase or if any of these other economic factors adversely change nationally, or in the market in which we operate, the ability or willingness of prospective buyers to purchase new homes could be adversely affected.

Our results of operations and financial condition are greatly affected by the performance of the real estate industry.
Our real estate activities are subject to numerous factors beyond our control, including local real estate market conditions, substantial existing and potential competition, general national, regional and local economic conditions, fluctuations in interest rates and mortgage availability and changes in demographic and environmental conditions. Real estate markets have historically been subject to strong periodic cycles driven by numerous factors beyond the control of market participants. Real estate investments often cannot easily be converted into cash and market values may be adversely affected by these economic circumstances, market fundamentals, competition and demographic conditions. Because of the effect these factors have on real estate values, it is difficult to predict with certainty the level of future sales or sales prices that will be realized for individual assets.

We may not be able to conduct successful operations in the future.
The results of our operations will depend, among other things, upon our ability to develop and market our properties. Furthermore, our proposed operations may not generate income sufficient to meet operating expenses or will generate income and capital appreciation, if any, at rates lower than those anticipated or necessary to sustain ourselves. Our operations may be affected by many factors, some known by us, some unknown, and some which are beyond our control. Any of these problems, or a combination thereof, could have a materially adverse effect on our viability as an entity and might cause the investment of our shareholders to be impaired or lost.

We are subject to risks associated with investments in real estate.
The value of, and our income from, our properties may decline due to developments that adversely affect real estate generally and those that are specific to our properties. General factors that may adversely affect our real estate portfolios include:

·	increases in interest rates;

·	a general tightening of the availability of credit;

·	a decline in the economic conditions in one or more of our primary markets;

·	an increase in competition for customers or a decrease in demand by customers;

·	an increase in supply of our property types in our primary markets;

·	declines in consumer spending during an economic recession that adversely affect our revenue; and

·
the adoption on the national, state or local level of more restrictive laws and governmental regulations, including more restrictive zoning, land use or environmental regulations and increased real estate taxes.

  Additional factors may adversely affect the value of, and our income from, specific properties, including:

·	adverse changes in the perceptions of prospective purchasers of the attractiveness of the property;

·	opposition from local community or political groups with respect to development or construction at a particular site;

·	a change in existing comprehensive zoning plans or zoning regulations that impose additional restrictions on use or requirements with respect to our property;

·	our inability to provide adequate management and maintenance or to obtain adequate insurance;

·	an increase in operating costs;

·	new development of a competitor's property in or in close proximity to one of our current markets; and

We are subject to real estate development risks.
Our development projects are subject to significant risks relating to our ability to complete our projects on time and on budget. Factors that may result in a development project exceeding budget or being prevented from completion include:

·	an inability to secure sufficient financing on favorable terms, including an inability to refinance construction loans;

·
The subprime mortgage financial crisis of 2008 has brought about a rise in defaults and home foreclosures. It has also caused tighter lending standards. All this combined appears to be driving down home prices and affecting consumer confidence. The negative effect of the subprime situation is affecting the company’s ability to sell homes and secure financing.

·	construction delays or cost overruns, either of which may increase project development costs;

·	an increase in commodity costs;

·	an inability to obtain zoning, occupancy and other required governmental permits and authorizations;

If any of these occur, we may not achieve our projected returns on properties under development and we could lose some or all of our investments in those properties.

The real estate business is very competitive and many of our competitors are larger and financially stronger than we are.
The real estate business is highly competitive. We compete with a large number of companies and individuals, and many of them have significantly greater financial and other resources than we have. Our competitors include local developers who are committed primarily to particular markets and also national developers who acquire properties throughout the U.S. We cannot assure that we will have the necessary resources to be competitive.

Unfavorable changes in economic conditions could adversely impact occupancy or rental rates.
Weakened economic conditions, including decreased job growth and job losses, have affected and continue to significantly affect apartment home occupancy and rental rates. Significant decreases in occupancy or rental rates in the markets, in which we operate, in turn, may have a material adverse impact on our cash flows and operating results. The risks which may affect conditions in these markets include the following:

•	changes in the national, regional, and local economic climates;
•	local conditions, such as an oversupply of apartments or other housing available for rent, or a reduction in demand for apartments in the area;
•	declines in the financial condition of our tenants, which may make it more difficult for us to collect rents from some tenants;
•	changes in market rental rates;
•	declines in mortgage interest rates, making alternative housing more affordable;
•	government or builder incentives which enable first time have buyers to put little or no money down, making alternative housing options more attractive;

•	a continued economic downturn which simultaneously affects one or more of our geographical markets; and
•	increased operating costs, if these costs cannot be passed through to residents.

We may experience a decrease in rental revenues, an increase in operating expenses, or a combination of both, which may adversely affect our results of operations and our ability to satisfy our financial obligations.

Difficulties of selling real estate could limit our flexibility.
We intend to evaluate the potential disposition of assets that may no longer help us meet our objectives. When we decide to sell an asset, we may encounter difficulty in finding buyers in a timely manner as real estate investments generally cannot be disposed of quickly, especially when market conditions are poor. These difficulties have been exacerbated in the current credit environment because buyers have experienced difficulty in obtaining the necessary financing. These factors may limit our ability to vary our portfolio promptly in response to changes in economic or other conditions and may also limit our ability to utilize sales proceeds as a source of liquidity, which would adversely affect our ability finance current operations or repay debt.

Investments through joint ventures involve risks not present in investments in which we are the sole investor.
We have invested and may continue to invest as a joint venture partner in joint ventures. These investments involve risks, including the possibility the other joint venture partner may have business goals which are inconsistent with ours, be in a position to take action or withhold consent contrary to our requests, or become insolvent and require us to assume and fulfill the joint venture’s financial obligations. We and our joint venture partner may each have the right to initiate a buy-sell arrangement, which could cause us to sell our interest, or acquire our joint venture partner’s interest, at a time when we otherwise would not have entered into such a transaction. Each joint venture agreement is individually negotiated, and our ability to operate and/or dispose of a community in our sole discretion may be limited to varying degrees depending on the terms of the joint venture agreement.

We depend on our key personnel and resources.
Our success depends in part on our ability to attract and retain the services of executive officers, board directors and other personnel resources. There is substantial competition for qualified personnel in the real estate industry, and the loss of any of our key personnel could have an adverse effect on us.

We may be unable to renew, repay, or refinance our outstanding debt.
We are subject to the risk that indebtedness on our properties or our unsecured indebtedness will not be renewed, repaid, or refinanced when due or the terms of any renewal or refinancing will not be as favorable as the existing terms of such indebtedness. If we are unable to refinance our indebtedness on acceptable terms, or at all, we might be forced to dispose of one or more of the properties on disadvantageous terms, which might result in losses to us. Such losses could have a material adverse effect on us and our ability to pay amounts due on our debt. Furthermore, if a property is mortgaged to secure payment of indebtedness and we are unable to meet mortgage payments, the mortgagee could foreclose on the property, appoint a receiver and exercise rights under an assignment of rents and leases, or pursue other remedies, all with a consequent loss of our revenues and asset value.

Variable rate debt is subject to interest rate risk.
We have mortgage debt with varying interest rates dependent upon various market indexes. In addition, we have a revolving credit facility bearing interest at a variable rate on all amounts drawn on the facility. We may incur additional variable rate debt in the future. Increases in interest rates on variable rate debt would increase our interest expense, unless we make arrangements which hedge the risk of rising interest rates, which would adversely affect net income and cash available for payment of our debt obligations.

Issuances of additional debt may adversely impact our financial condition.
Our capital requirements depend on numerous factors, including the occupancy rates of our apartment properties, development and capital expenditures, and costs of operations. If our capital requirements vary materially from our plans, we may require additional financing earlier than anticipated. If we issue more debt, we could become more leveraged, resulting in increased risk of default on our obligations and an increase in our debt service requirements, both of which could adversely affect our financial condition and ability to access debt in the future.

Insurance and Environmental Risks
In addition to these other significant business and financial risks, including but not limited to liquidity, the prevailing market for residential real estate, fluctuations in prevailing interest rates, timely completion of projects by developers, we are subject uninsured risks such as earthquake and other casualty damage that may be uninsurable or insurable only at economically unfeasible costs, and potential environmental liabilities relating to properties on which we have made investments or received through foreclosure.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.   DESCRIPTION OF PROPERTY.

The Company owns interests in real property, including joint venture interests in real property and certain real property that we have acquired through foreclosure.  Our policy is to maximize the value of the foreclosed properties prior to liquidation.  In some cases this may involve completing construction, sometimes through a subsidiary, and then marketing the property for sale.  The properties we own are described in the notes to the consolidated financial statements contained in this Form 10-K pursuant to Item 8 of Part II.

ITEM 3.  LEGAL PROCEEDINGS.

Legal proceedings are described in Note 12 the caption “Litigation” in the footnotes to the consolidated financial statements included in this Form 10-K pursuant to Item 8 of Part II.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

 [RESERVED]

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Common Equity, Related Stockholder Matters, and Purchases of Equity Securities are described in Note 9 under the caption “Shareholder’s Equity” in the footnotes to the consolidated financial statements included in  Form 10-K pursuant to Item 8 of Part II.

ITEM 6.    SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

GENERAL
Statements contained in this Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation,'' (“MD&A”) and elsewhere in this Form 10-K, which are not historical facts, may be forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Investors are cautioned not to attribute undue certainty to these forward-looking statements, which speak only as of the date of this Form 10-K. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events, other than as required by law.

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

After 2000, the market for high-end real estate in the San Francisco Bay Area began to rapidly deteriorate; Primecore began to experience borrower defaults and through 2003 took title to 48 properties by way of foreclosure or deed in lieu of foreclosure. Primecore also recognized significant impairments in its portfolio.  The impairment of the investment portfolio resulted in substantial operating losses.  The Company realized that these net operating losses could be carried forward and used to reduce future taxable income.  In prior years, the company used its REIT status, and the payment of dividends, to eliminate corporate level taxation.  However, the REIT rules restricted the types of loans the Company could make.  In particular, the Company was prohibited from making loans with equity participation.  With the ability to carry forward prior years’ net operating losses to offset future taxable income, the Company was free to terminate its REIT status, which it did effective January 1, 2004, and was no longer restricted in the types of investments it could make.

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

The current real estate market in which our properties are located has experienced significant deflationary pricing and significant inventory buildup.  While it is true that some recent publicly published statistics appear to demonstrate an increase in sale rate, a significant portion of this increase is at distressed or foreclosure pricing, a clear negative factor for pricing in the foreseeable future.  As the credit markets appear to have begun to return to some form of normalcy, high unemployment and the insecurities fostered by layoffs have evolved as the latest major drag on the economy, consumer confidence and the real estate market.  Thus, as indicated in Part 1, Item 1 above, the Company has discontinued originating any new investments secured by deeds of trust or subordinated debt or investments in equity partnerships.

As a result of the current difficult market conditions, the Company has taken control of certain underlying projects associated with certain nonperforming loans and equity partnership investments.  Control was obtained by settlement with the borrower or by assuming the role of managing partner.  These properties are now categorized as Investments in real estate developments (REOs).  For each of these properties, the Company has developed individual plans in order to maximize value based on the local market conditions, potential for future appreciation, and the properties’ operating and debt structure.  In a number of cases, these REO’s are being operated as either a rental or a hybrid of units used for rental and units available for sale.  In a particular case of a condominium project, it was deemed appropriate to auction the individual units versus renting or offering for sale and thereby having to continue to fund the carrying costs for an extended period.

In terms of the path forward, as has been discussed in previous letters and meetings of shareholders, the Company has continued to evaluate the real estate and credit markets as well as our existing portfolio and is not planning on originating any new investments in the foreseeable future.  The Company is managing the existing REO and other properties under its control with the goals of maximizing value and completing the sale of all these folio properties, which is expected to happen over the next several years (market permitting).  The resulting proceeds will first be used to retire then current debt and fund then current operating and REO expenses and then be used to provide liquidity to existing shareholders through a share repurchase program.  It should clearly be noted that the timing for share repurchases is highly dependent on when properties are sold, at what price and when all of the existing debt is repaid.

RESULTS OF OPERATIONS

Revenues

Revenues from Loans Receivable
We reported revenues from totaling $451,159 during the year ended September 30, 2009, compared with $1,080,230 during the year ended September 30, 2008. The decrease in revenues was due to a decrease in the average amount invested in these loans during the comparable periods and a decline in our average return due to nonperforming loans in the portfolio.

Revenues from Joint Venture Investments in Real Estate Developments
We reported no revenues for the year ended September 30, 2009 versus $2,779,574 for the year ended September 30, 2008.  These revenues are derived from repayment of loans and equity participations.  The decrease in revenues is due to the unanticipated collection during the fiscal year ended September 30, 2008 of approximately $1.85 million from the sale of an investment which had previously been fully impaired during prior periods.  In addition, we recognized revenues from collections of four other joint venture investments during the same period ending September 30, 2008.  During the year ended September 30, 2009 we received proceeds of approximately $2.1 million from our joint venture investments, compared with approximately $4.2 million during the year ended September 30, 2008.  However, these proceeds represented only a return of our capital investment and, therefore, we did not receive any returns in excess of our investment, which would have been reportable as revenues.

Revenues from Sale of Investments in Real Estate Developments
We reported revenues totaling $5,987,513 for the year ended September 30, 2009 versus $7,769,865 for the year ended September 30, 2008. This decrease was due to sales of fewer condominium units during 2009 versus 2008.  During the year ended September 30, 2008 we sold 21 of 30 condominium units in our East Palo Alto project through an auction representing all of our approximately $7.8 million in revenues.  During the year ended September 30, 2009 we sold an additional 4 condominium units from this project, leaving us with 5 remaining units as of September 30, 2009.  Further, during the year ended September 30, 2009, we received revenues of approximately $4.4 million from the sale of approximately 50% of the retail space in the same East Palo Alto investment.

REO Property Rental Revenues
We reported revenues totaling $271,623 for the year ended September 30, 2009, versus $59,464 for the year ended September 30, 2008.  The increase is due to the implementation of our strategy to place certain of our properties into rental service in order to offset carrying costs as we market these properties for sale.

Rental Revenue
We reported revenues totaling $388,370 for the year ended September 30, 2009, versus $147,060 for the year ended September 30, 2008.  The increase is due to an increase in both the number of units rented and the amount of time the units were occupied as this rental property was initially placed in service in April 2008.  The associated rental expenses excluding depreciation were $220,410 for the year ended September 30, 2009 versus $158,938 for the year ended September 30, 2008.  This increase in costs corresponds with the increase in the number of units offered for rent and the associated increase in rental revenues.

Expenses
As a result of the continuing downturn in the real estate market and significant uncertainties associated with future investments, we have discontinued originating any new equity or subordinated debt investments and ceased originating new trust deed investments.  In order to streamline the operations of the company and reduce operating expenses to compensate for the eroding market conditions and declining property values, in 2007 the Board of Directors determined that the best course of action to preserve shareholder’s value was to begin implementation of a restructuring program.  The Board has continued to make significant progress under this program which has ultimately resulted in significant operating cost savings and increased efficiencies, including: closing the Palo Alto office, terminating all direct employees, outsourcing the administration and asset management functions and enlisting a Board member to function as CFO on an as needed basis and another board member to assume the CEO responsibilities on an as-needed consulting basis.

We group our expenses in three categories: BellaVista operating expenses, REO expenses, and impairments.  BellaVista operating expenses are associated with the ongoing operations of the Company.  REO expenses include all of the carrying costs for REO properties such as property taxes, insurance, maintenance, marketing, legal, debt service and general and administrative expenses.

BellaVista total operating expenses (including controllable, nonrecurring and non-cash expenses) were approximately $1,457,396 for the year ended September 30, 2009, versus $1,755,561 for the year ended September 30, 2008.  The BellaVista total operating expenses for fiscal year 2009 included $102,475 of expenses directly attributable to the Company being forced to respond to the MPF takeover attempt, the resulting proxy solicitations and other actions that culminated in the holding of a Special Meeting of the Shareholders in September 2009.  Without these extraordinary expenses caused solely by the MPF takeover attempt, there was a real decrease of $400,640 in BellaVista total operating expenses that was mainly attributable to decreased salaries, facilities, legal and accounting, and administration expenses.

In summary, BellaVista total operating expenses for the year ended September 30, 2009 included:  (1) One-time, non-recurring startup fees of $75,725 related to the outsourcing of the asset management functions, including systems and financial records migration and conversions, new office space, the installation of phones and IT systems, and the other necessary preparatory work done in advance of the transition and cutover;  (2) Reserve for uncollectible interest and depreciation of fixed assets totaling $266,138; (3) Expenses incurred related to the MPF takeover attempt, the resulting shareholder proxy solicitations made by both MPF and the Company, and the Special Shareholder Meeting totaling $102,475; and (4)  litigation and non-recurring settlement costs of $161,239. Excluding these four items, BellaVista controllable operating expenses were approximately $851,819 for the year ended September 30, 2009, versus $1,531,505 for the year ended September 30, 2008.  This represents a real and significant decrease of $679,686 or 44% in controllable BellaVista operating expenses for the year ended September 30, 2009.  This significant reduction in BellaVista controllable operating expenses is a direct result of the restructuring plan that Board of Directors began in 2008.  Further, it is a clear and definitive indication of the BellaVista Board’s success and ongoing commitment to minimize controllable expenses and provide the most efficient and cost effective process along the path of a controlled liquidation of the BellaVista portfolio and achieving the goal of a subsequent share repurchase program.  As noted in our proxy, in 2010 we are seeking to further reduce management expenses by reducing the Board to three seats.

REO expenses for the year ended September 30, 2009, were $1,046,479 compared with $395,258 during the year ending September 30, 2008.  The increase is due to the increased number of REO properties added to the portfolio and serviced during 2009.

We recorded impairment charges totaling $5,301,349 for the year ended September 30, 2009, compared with $17,017,722 during the year ended September 30, 2008. The impairments reported for the year ended September 30, 2009, were related to certain investments whose values had declined due to the continuing decreases in real estate prices and the carrying costs associated with longer than normal projected marketing periods. The recorded impairments for the year ended September 30, 2008, related to certain investments that declined in value due to then current prevailing real estate market conditions coupled with lower than projected sales rates.  We have impaired these investments based on our estimate of the decrease in value and the increase in carrying and operating costs associated with either holding or renting these properties for periods longer than originally projected due to the continued weakness and highly uncertain conditions in the real estate and credit markets.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity means the need for, access to and uses of cash.  Our principal sources of liquidity are the sale of the REOP properties and the repayment of our real estate investments.  Our principal uses of cash are to fund obligations under existing loan commitments, costs of operating and holding investments in real estate development for future sales, and operating expenses. If the net proceeds or timing of the sale of our REO properties or the timing and repayments from our real estate investments are insufficient or are substantially delayed when compared to the ongoing cash required to fund REO expenses, interest payments and operating expenses, the Company will likely be required to borrow additional funds to address the shortfall in amount and/or timing.  Given the current market weakness that continues to result in lower sale prices and slower property sales, we anticipate that the Company will need to borrow additional funds to support operations for the next twelve months.  Further, the Company cannot provide any assurance that we will be successful in obtaining additional funds on terms acceptable to the Company.

Sources of Cash
At September 30, 2009 we had cash and cash equivalents of approximately $44,422 and our primary sources of liquidity were proceeds from the sale of our completed investments in REO properties, interest from investments in trust deeds that paid interest monthly, our lines of credit and cash on hand.

We typically receive repayment on our investments when the development project has been completed and sold or refinanced to third parties.  Accordingly, our repayments are a function of our developers’ ability to complete and sell the development properties in which we have invested.  We received repayments, totaling approximately $8.2 million during the year ended September 30, 2009, versus approximately $17.9 million during the year ended September 30, 2008. Due to the continued weakness and uncertainty in the real estate and credit markets in 2009, we believe that there is a high degree of uncertainty in estimating the timing of the sales or the amount of proceeds we might receive from the future sale or refinancing of our properties.

It is possible that our repayments may not be sufficient to meet our commitments including REO and BellaVista operating expenses and we may be forced to sell assets or seek financing at terms that may be unfavorable.  This would have a negative impact on the estimated net realizable value of our assets.

We have two lines of credit secured by our Brighton and Pulgas investments, totaling $3.0 million of which $2.225 million was outstanding as of September 30, 2009.

The Company expects to continue to borrow against its real estate assets or sell its real estate projects in order to fund REO expenses, BellaVista operating expenses, and retire the Company’s indebtedness.  The Company believes that it has adequate resources to secure necessary financing and assure its liquidity for the foreseeable future.

Uses of Cash

Investment Fundings
We invested approximately $2.4 million in the completion of continuing development projects for the year ended September 30, 2009, versus approximately $14.9 million for the year ended September 30, 2008.  At September 30, 2009, we estimated the costs to complete our Investments in Real Estate Developments plus the remaining funding obligation on our Joint Venture Investments in Real Estate developments to be approximately $426,000.  The majority of these estimated costs relates to tenant improvements at the remaining retail space in East Palo Alto and will not be incurred until a tenant has been secured; consequently the timing is currently unknown.

Stock Repurchases and cancellations
We used approximately $734,000 and $4.7 million of our cash to repurchase BellaVista common stock during the years ended September 30, 2009 and 2008, respectively.

Stockholder Liquidity and Realizable Value of Investments
In the past, provided that certain Company liquidity requirements were satisfied, we have provided liquidity to our stockholders through the repurchase of outstanding shares.  Because our stock does not trade in any secondary market, no market value exists for our stock and another method must be used to determine the repurchase price.  The Board of Directors has used the net realizable value of the Company’s assets as well as an assessment of the risk profile for each of the investments in the portfolio to guide in the determination of the repurchase price for planned repurchases as well as Company repurchases in response to unsolicited tender offers.

The realizable value of our assets represents our current estimate of the amount of proceeds we expect to receive once our investments are completed and ready for sale.  The estimate relies on a number of assumptions including the expected value of the investment once completed, less applicable selling costs, the remaining costs and the length of time required to complete the project.  Many factors outside of the Company’s control can cause changes in these estimates and produce significantly different results.  Furthermore, as noted above, there is no organized public market for the Company’s shares, so the Company’s calculation of the estimated realizable value of its assets per outstanding share should not be viewed as an estimate of any market value per share, and there can be no assurance as to the amount or timing of any investment returns on the shares.

During the period from June 2005 to September 2009, the Company has not used its funds to pay dividends or distributions or, except in certain extraordinary circumstances, to redeem shares.  Such extraordinary circumstances have included Company tender offers in response to unsolicited third party tender offers which the Board deemed inadequately priced and opportunistic.  The Board will determine the timing and terms of any future share redemptions based on available liquidity, net realizable value, and assessment of the risk profile for each of the investments in the portfolio.

The information presented below reconciles the differences between the carrying value of our investments based on US GAAP and the estimated realizable value of our investments.

	September 30, 2009	September 30, 2008
Loans receivable secured by real estate	$6,024,270	$11,251,773
Joint Venture investments in real estate developments	7,106,514	9,944,197
Investments in real estate developments	16,059,116	19,045,438
Investment in rental property	3,901,221	3,928,429
Total investments in real estate per US GAAP	33,091,121	44,169,837
Collectible interest and preferred return not reportable per US GAAP	1,948,754	4,023,463
Estimated realizable value of investments in real estate	$35,039,875	$48,193,300

Net Realizable Value of Assets per Share
The following calculation determines the estimated net realizable value per share of stock:

	September 30, 2009	September 30, 2008
Cash	$44,422	$636,346
Other assets	401,439	676,761
Estimated realizable value of investments in real estate	35,039,875	48,193,300
Total realizable assets	35,485,736	49,506,407
Accounts and notes payable	(10,170,597)	(13,520,210)
Estimated net realizable assets	25,315,139	35,986,197
Shares outstanding	11,171,433	11,590,870
Estimated net realizable assets per share	$2.27	$3.10

Our estimated net realizable value of assets per share (NRV) was $2.27 as of September 30, 2009, representing a decrease of $0.83 during the year ended September 30, 2009.  The decrease was (1) primarily attributable to decreases in the estimated realizable value of several of our investments as a result of the continuing significant declines in real estate values combined with substantially lower inventory absorption rates, and (2) secondarily attributable to the ongoing REO carrying costs and operational expenses.

Off-Balance Sheet Arrangements
As of September 30, 2009, we had no off-balance sheet arrangements.

Critical Accounting Policies and Estimates
Management's Discussion and Analysis of Financial Condition and Results of Operation covers our financial statements, which have been prepared in accordance with accounting principles generally, accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to the valuation of our assets and liabilities. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies, among others, affect the more significant judgments and estimates used in the preparation of its consolidated financial statements.

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

Loan Accounting.
In accordance with the ADC accounting rules, we treat these loans as if they were real estate joint ventures, and thus we do not accrue income for interest and points until the sale or refinancing of a property. Revenue from interest and points from these ADC loans is recognized as cash is received from the sale or refinancing of such properties. ADC loans are classified as joint venture investments in real estate developments and include amounts funded under the loan agreements. If our ADC loans qualified as loans under GAAP, interest and points would be recognized as income in periods prior to the sale of the underlying property.

In addition to ADC loans, we have made direct equity investments in real estate joint ventures.  These joint venture investments are accounted for in the same manner as our ADC loans and are classified as joint venture investments in real estate developments. During the year ended September 30, 2008, we acquired control and became the 100% owner of two of our joint ventures investments; MSB Brighton, a multi-unit condominium conversion in California and Cummings Park Associates, a residential and retail project in East Palo Alto.  As discussed earlier, due to weak market conditions we chose to convert MSB Brighton to a rental property and thus classified it as an investment in rental property on our consolidated financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements required by this item are included in this Form 10-K beginning on page FS-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).  CONTROLS AND PROCEDURES

Evaluation of Effectiveness of Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the period ended September 30, 2009, the period covered by this Annual Report on Form 10-K.  Based upon that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were not fully effective as of September 30, 2009 due to the significant deficiency described below.

Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act.  Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2009 based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations.  Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures.  Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness in internal control over financial reporting is defined by the Public Company Accounting Oversight Board’s Audit Standard No. 5 as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

A significant deficiency is a control deficiency, or combination of control deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting. Based on this evaluation, management concluded that our internal control over financial reporting was not fully effective as of September 30, 2009.

Management’s assessment identified the following significant deficiency in internal control over financial reporting: the changes in personnel and systems during fiscal 2008 reduced management’s ability to maintain the financial control system and produce timely financial statements.

In order to address this significant deficiency, the Company’s management and the board of Directors decided to meet on a monthly basis to review and approve significant transactions affecting the financial statements, to review the financial information reported on forms 10-Q and 10-K, and to seek expertise as deemed necessary in critical accounting and financial reporting matters.

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

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal controls over financial reporting during the period ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

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

The business background and experience of our directors and executive officers is as follows:

William Offenberg, age 56, has been a member of the Board since July 2005.  Prior to joining the Board, Mr. Offenberg acted as a consultant to the Board since July 2004.  From 1998 to 2005, Mr. Offenberg was an Operating Partner at Morgenthaler Partners, a $2 billion private equity firm, where he specialized in recapitalizations and leveraged buyouts.  In his capacity as Operating Partner, Mr. Offenberg has served in a variety of executive and board positions at various Morgenthaler portfolio companies.  Between 1993 and 1997, Mr. Offenberg was President and Chief Executive Officer of Gatan International, a developer of scientific instrumentation.  Prior to joining Gatan, Mr. Offenberg was President of Spectra-Physics Analytical from 1986 to 1993.  Between 1977 and 1986, Mr. Offenberg held various management positions at Perkin-Elmer's Instrument Group.  Mr. Offenberg began his career as a chemist at Atlantic Richfield.  Mr. Offenberg has degree in Chemistry from Bowdoin College and did graduate work in analytical chemistry at Indiana University.

Robert Puette, age 68, is the President of Puette Capital Management, Inc., an investment and consulting company that he founded in 2005. He has been a member of the BellaVista Board since March 1, 2002.  Prior to such time, Mr. Puette served as an advisory director to the Company.  Between 2001 and 2004, Mr. Puette was a partner at the WK Technology venture capital firm.  Between 1997 and 2000, Mr. Puette was the President, Chief Executive Officer, and member of the Board of Directors of Centigram Communications Corporation (NASDAQ), a communications technology firm.  Prior to his position at Centigram, from 1995 to 1997, Mr. Puette served as President, CEO and Chairman of the Board of Directors at NetFRAME Systems (NASDAQ), a high-availability computer server company, and from 1990 to 1993; Mr. Puette served as President of Apple USA, Apple Corporation (NASDAQ).  Prior to 1990, Mr. Puette served as a Group General Manager of Hewlett-Packard Corporation (NYSE). Mr. Puette is also on the Boards of Bentek Corporation (Private), Fat Spaniel Corporation (Private), Lavante, Inc. (Private), PureSense Inc, (Private), SunModular inc. (Private) and Aether Wire Corporation (Private). He is also a former director of Cisco Systems (NASDAQ).  Mr. Puette holds a BSIE degree from Northwestern University and a MSOR degree from Stanford University.

Jeffrey Black, age 55 is a Senior Vice President in the Silicon Valley office of Grubb & Ellis, a national real estate company, where he has worked since 1977.  In his 30 years as a real estate broker, he has concluded real estate transactions in excess of $1 billion.  Notable clients that Mr. Black has represented include eBay, Altera, Amdahl, AT&T, Exxon Corporation, Marriott, TRW Corporation, VLSI Technology, Steelcase, Advanced Micro Devices and Ernst & Young.  He has been named one of the Top 10 Brokers Nationwide (Grubb & Ellis 2003); No. 4 Broker in Silicon Valley (San Jose Business Journal 2003); the Hall of Fame Award (Association of Silicon Valley Brokers 1997).  Mr. Black has a Bachelor’s of Science and Commerce degree in Finance from Santa Clara University.

Patricia Wolf, age 63, joined the Ottawa University Board of Trustees in 1993 and served as Chair of the Board from 2006 to 2008.  She was strategically involved in major university events including the opening of new campuses in new markets and in the selection of it current president.  She has been recognized for outstanding leadership during a period of significant change.  In 2009 she received the University's most prestigious award for her lasting significance and contribution to the University.   From 1986 until 2002 she was employed by Management Technology America, the computer software company she founded in 1986.  As a result of her emphasis on performance and her expertise in organizational growth and development, Management Technology America was acquired in 1999 by a company listed on the NYSE.  She continued leading the company from 1999 to 2002.  Mrs. Wolf has been recognized as an outstanding achiever with various organizations.  She holds a Bachelor’s degree in Business Administration and a Master’s degree in Management, both from Ottawa University.

Terms of Directors and Officers
Our Board of Directors consists of the number of persons as shall be fixed by the Board of Directors from time to time by resolution to be divided into three classes, designated Class I, Class II and Class III, with each class to be as nearly equal in number of directors as possible. Currently there are four director positions.  Mr. Puette is a Class I director and his term expires as of the annual meeting of shareholders for the fiscal year ended in 2009. Mr. Black and Ms. Wolf are Class II directors and their terms expire as of the meeting for the fiscal year ended in 2010.  Mr. Offenberg is a Class III director, and his term expires as of the meeting for the fiscal year ended in 2011.  At each annual meeting, the successors to the class of directors whose term expires at that time are to be elected to hold office for a term of three years, and until their successors are elected and qualified, so that the term of one class of directors expires at each annual meeting.

The Board has resolved to restructure the Board and Company management in order to provide more efficiency and cost reduction as the Company pursues its current limited business plan involving the controlled liquidation of its portfolio.  The proposed changes will be made effective as of the date of the annual meeting for the fiscal year ended September 30, 2009, which meeting will be scheduled for a date not more than 60 days following the date this annual report on Form 10-K is filed.

The following steps will be taken:  (1) The Bylaws will be amended to reduce the Board from four members to three members, effective the date of the annual meeting.  (2) Mr. Puette, who is currently a Class I director whose term is scheduled to expire at the date of the next annual meeting of shareholders, will not be nominated or stand for election at such meeting.  (3) As the Bylaws require that the Board seats be classified, to the extent possible, to assure an even distribution of members in each class, Ms. Wolf’s seat will be reclassified as a Class I seat and she will stand for election at the annual meeting of shareholders for the year ended September 30, 2009, leaving the Board with one Class I director, one Class II director (Mr. Black, whose term will expire at the meeting of shareholders to be held following the close of the fiscal year at September 30, 2010), and one Class III director (Mr. Offenberg, whose term will expire at the meeting of shareholders to be held following the close of the fiscal year at September 30, 2011).  (4) Mr. Black will submit his resignation from the position of Chief Financial Officer of the Company, effective the date of the annual meeting of shareholders for the year ended September 30, 2009, and the Board will appoint Mr. Offenberg to serve in that capacity as well as the Chairman and Chief Executive Officer of the Company.  By doing so, the Board will then be composed of a majority of independent directors as provided in the Bylaws.  (5) In order to assist in the transition of the Board and management during the near term, the Company will enter into a consulting arrangement with Mr. Puette for a term ending December 31, 2010, in which Mr. Puette will agree to make himself available on an as needed basis to consult with the Board and Company concerning Company operations and finance.  Mr. Puette will receive compensation equal to the compensation payable to Board members for Board services during calendar year 2010 as consideration for such consulting services.

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

Executive officers are appointed by the Board of Directors, serve at the Board’s pleasure and may be removed from office at any time without cause. There are no family relationships among any of our directors or executive officers.

Audit Committee
The Company has no separate audit committee.  The Board of Directors acts as the audit committee for all purposes relating to communications with the auditors and responsibility for oversight of the audit.  The Board of Directors has an independent member financial expert, Robert Puette, who has financial expertise gained as an executive and former audit committee member of a public company Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance
Based solely on a review of copies of the Forms 3, 4 and 5 and amendments thereto furnished to the Company with respect to the fiscal year ended 2009, or written representations that no such reports were required to be filed with the Securities and Exchange Commission, the Company believes that during the year ended September 30, 2009, all directors and officers of the Company and beneficial owners of more than 10% of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act filed their required Forms 3, 4, or 5, as required by Section 16(a) of the Securities Exchange Act of 1934, as amended.

Code of Ethics
The Company has adopted a Code of Ethics applicable to the Chief Executive Officer, the Chief Financial Officer, and the principal accounting officer. The Company's Code of Ethics is incorporated by reference as Exhibit 14.1 to this report.

ITEM 11.     EXECUTIVE COMPENSATION.

Compensation of Officers

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensa- tion Earnings ($)	All Other Compen- sation ($)	Total ($)
Michael Rider, Chief Executive Officer, Director	2009	$0	$0	$0	$0	$0	$0	$125,000	$125,500
	2008	$250,000	$7,500	$0	$0	$0	$0	$0	$257,500
Eric Hanke, Chief Investment Officer, Secretary	2009	$0	$0	$0	$0	$0	$0	$0	$0
	2008	$103,846	$0	$0	$0	$0	$0	$0	$103,846

On November 30, 2007, the Company terminated Mr. Hanke.  According to the terms of his employment agreement Mr. Hanke received payments of $75,000 in the form of salary continuance from the date of his termination to May 31, 2008.  On September 30, 2008, the Company terminated Mr. Rider. According to the terms of his employment agreement, Mr. Rider received payment of $125,000, in the form of salary continuance from the date of his termination to March 31, 2009.

Outstanding Equity Awards at Fiscal Year-End

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards; Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards; Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards; Market or Payout Value Of Unearned Shares, Units or Other Rights That Have Not Vested ($)
None

Compensation of Directors

Name	Fees Earned Or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
William Offenberg	$52,000	0	0	0	0	$152,250	$204,250
Robert Puette	$42,000	0	0	0	0	0	$42,000
Patricia Wolf	$42,000	0	0	0	0	0	$42,000
Jeffrey Black	$48,000	0	0	0	0	0	$48,000

As Chairman of the Board and Chief Executive Officer, Mr. Offenberg received $35,000 and Mr. Black received $30,000 as Chief Financial Officer and director.  Mr. Puette and Ms. Wolf each received $25,000 for their participation in our standard board meetings.  All directors are also compensated $1,000 for each board meeting they attend, other than the regular quarterly board meetings.

During fiscal year ended September 30, 2009, the Board of Directors met 21 times, comprised of 4 quarterly meetings, 8 monthly meetings, 2 shareholder meetings and 7 additional meeting related to the MPF takeover attempt and proxy.  Meetings are generally held at the Company's offices and all Board members attend in person unless that director cannot be present in person.  In such cases, directors attend the meeting telephonically.

It should be noted that the Company incurred significant incremental costs as a result of the MPF takeover attempt.  This action spanned an intense 6 month period and consumed a significant amount of Company and Board of Directors time and resources.  Approximately $76,000 or 23% of the total compensation detailed above was incurred as a direct result of the MPF takeover attempt, which consumed numerous hours of the Board’s time and approximately 33% of Mr. Offenberg’s time.

As has been previously disclosed in all of the Company’s prior relevant filings, on September 25, 2007, the Company entered into an agreement to compensate William Offenberg as Executive Chairman of the Board which later transitioned to Chief Executive Officer.  The compensation paid under such agreement to Mr. Offenberg during the fiscal year covered by this report is shown under the “All Other Compensation” column in the above table.

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

Security Ownership of Certain Beneficial Owners

Title of Class	Name and Address of Beneficial Owner	Number of Shares	Percent of Class
Common Stock	MacKenzie Patterson Fuller, LLC 1640 School Street Moraga, California 94556	1,390,046	12.44
	Jay Duncanson c/o Menlo Advisors 800 Oak Grove Avenue Menlo Park, CA 94025	658,735	5.90
	Total	2,048,781	18.34

The following table presents information regarding the beneficial ownership of our capital stock as of September 30, 2009 of: (1) each of our directors and executive officers; and (2) all of our directors and executive officers as a group. Unless otherwise indicated in the footnotes to the table, the beneficial owners named have, to our knowledge, sole voting and investment power with respect to the shares beneficially owned, subject to community property laws where applicable.

Title of Class	Beneficial Owner	Number of Shares	Percent of Class
Common Stock	Robert Puette	405,241	3.63
	Jeffrey Black	250,852	2.25
	Patricia Wolf	167,030	1.50
	William Offenberg	107,404	*
	Total	930,527	8.33

* Less than one percent of our outstanding capital stock.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Two out of four of the current members of the Board, William Offenberg and Jeffrey Black act as  executive officers of the Company and cannot be considered independent directors while the other two members of the Board are considered independent, as that term is defined under New York Stock Exchange Rule Section 303A, the NYSE’s Corporate Governance Rules.  Under those Rules, no director qualifies as “independent” unless the Board of Directors affirmatively determines that the director has no material relationship with the Company (directly or as a partner, shareholder or officer of an organization that has a relationship with the Company).  Material relationships can include commercial, industrial, banking, consulting, legal, accounting, charitable and familial relationships, among others. However, as the concern is independence from management, the NYSE does not view ownership of even a significant amount of stock, by itself, as a bar to an independence finding.  Accordingly, while Mr. Puette and Ms. Wolf own shares of the Company’s common stock, the Board views these directors/nominees as independent under these standards.  In addition, a director is not independent under the NYSE Rules if: (i) the director is, or has been within the last three years, an employee of the Company, or an immediate family member is, or has been within the last three years, an executive officer, of the Company; (ii) the director has received, or has an immediate family member who has received, during any twelve-month period within the last three years, more than $100,000 in direct compensation from the listed company, other than director and committee fees and pension or other forms of deferred compensation for prior service (provided such compensation is not contingent in any way on continued service; (iii) (A) the director or an immediate family member is a current partner of a firm that is the Company’s internal or external auditor; (B) the director is a current employee of such a firm; (C) the director has an immediate family member who is a current employee of such a firm and who participates in the firm’s audit, assurance or tax compliance (but not tax planning) practice; or (D) the director or an immediate family member was within the last three years (but is no longer) a partner or employee of such a firm and personally worked on the Company’s audit within that time; (iv) the director or an immediate family member is, or has been within the last three years, employed as an executive officer of another company where any of the Company’s present executive officers at the same time serves or served on that company’s compensation committee; or (v) the director is a current employee, or an immediate family member is a current executive officer, of a company that has made payments to, or received payments from, the Company for property or services in an amount which, in any of the last three fiscal years, exceeds the greater of $1 million, or 2% of such other company’s consolidated gross revenues.

Two of our directors have made loans to the Company.  See Note 10 to the consolidated financial statements contained in Form 10-K that begin on page FS-1.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The Company accrues expenses associated with principal accountant fees and services in the year being audited or serviced. The following table presents the expenses accrued by the Company for such fees and services:

	Year Ended September 30,
	2009	2008
Audit fees	$ 130,611	$ 103,587
Audit-related fees	—	—
Tax fees	23,000	23,000
All other fees	—	—
Total	$ 153,611	$ 126,587

Tax fees are comprised of fees related to the preparation and filing of the Company’s federal and applicable state tax return(s).

The Company does not have an independent audit committee, and the full board of directors therefore serves as the audit committee for all purposes relating to communication with the Company’s auditors and responsibility for the Company audit.  All engagements for audit services, audit related services and tax services are approved in advance by the full board of directors of the Company.  The Company's Board of Directors has considered whether the provision of the services described above for the years ended September 30, 2009 and 2008 is compatible with maintaining the auditor’s independence.

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

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

a. Financial Statements. The following financial information is included as a separate section of this Annual Report on Form 10-K:

1.	Report of Independent Registered Public Accounting Firms

2.	Consolidated Balance Sheets as of September 30, 2009 and 2008

3.	Consolidated Statements of Operations for the years ended September 30, 2009 and 2008

4.	Consolidated Statement of Shareholders’ Equity for the years ended September 30, 2009 and 2008

5.	Consolidated Statements of Cash Flows for the years ended September 30, 2009 and 2008

6.	Notes to Consolidated Financial Statements for the years ended September 30, 2009 and 2008

b.	Exhibits. Exhibits submitted with this Form 10-K, as filed with the Securities and Exchange Commission, or those incorporated by reference to other filings are:

Exhibit No.	Description of Exhibit
3(i)	Articles of Incorporation of the Company is incorporated by reference to Exhibit 3(i) to the Company’s Form 10-12 G/A, previously filed on April 28, 2000
3(ii)	Bylaws, Amended March 30, 2000 is incorporated by reference to Exhibit 3(ii) to the Company’s Form 10-12 G/A, previously filed on April 28, 2000
3(iii)	Articles Supplementary of the Company is incorporated by reference to Exhibit 99.1 to the Company’s Form 10-12 G/A, previously filed on April 28, 2000
3(iv)	Specimen Stock Certificate, is incorporated by reference to Exhibit 99.2 to the Company’s Form 10-12 G/A, previously filed on April 28, 2000
4.1	Shareholder Rights Agreement dated July 19, 2004 is incorporated by reference to Exhibit 4.4 in the Form 8-K previously filed July 20, 2004
10.1
Compensation Agreement dated May 12, 2007 between BellaVista Capital, Inc. and Michael Rider is incorporated by reference to Exhibit 10.1 to the Company’s March 31, 2007 Form 10-QSB, previously filed on May 21, 2007

10.2
Compensation Agreement dated September 25, 2007 between BellaVista Capital, Inc. and William Offenberg, is incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-KSB for the year ended September 30, 2007, filed on December 31, 2007

10.3
Management Agreement between BellaVista and RMRF Enterprises, Inc., dba Cupertino Capital is incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-KSB for the year ended September 30, 2008, filed on January 3, 2009

11.1	Statement regarding computation of per share earnings
14.1	Code of Ethics is incorporated by reference to Exhibit 14.1 to the Company’s 2003 Form 10-K, previously filed on April 14, 2004
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

c.      Financial Statement Schedules
None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ William Offenberg	President, Chief Executive Officer and Executive Chairman	March 31, 2010
William Offenberg
/s/ Robert Puette	Director	March 31, 2010
Robert Puette
/s/ Jeffrey Black	Treasurer, Chief Financial Officer and Director	March 31, 2010
Jeffrey Black
/s/ Patricia Wolf	Secretary and Director	March 31, 2010
Patricia Wolf

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
BellaVista Capital, Inc.

We have audited the accompanying consolidated balance sheets of BellaVista Capital, Inc., as of September 30, 2009 and 2008 and the related consolidated statements of operations, shareholders’ equity, and cash flows for  the years then ended.  BellaVista Capital, Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BellaVista Capital, Inc. as of September 30, 2009 and 2008 and the results of its consolidated operations and its consolidated cash flows for  the years then ended, in conformity with accounting principles generally accepted in the United States of America.

PMB Helin Donovan, LLP

San Francisco, California
March 31, 2010

BELLAVISTA CAPITAL, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
AS OF SEPTEMBER 30, 2009 AND 2008

	2009	2008

ASSETS:
Cash and cash equivalents	$44,422	$636,346
Accounts receivable, net of allowance of $327,044 and $189,849 at September 30, 2009 and 2008, respectively	96,687	239,065
Loans receivable secured by real estate	6,024,270	11,251,773
Joint venture investments in real estate developments	7,106,514	9,944,197
Investments in real estate developments	16,059,116	19,045,438
Investment in rental property, net of accumulated depreciation of $157,246 and $130,038 at September 30, 2009 and 2008, respectively	3,901,221	3,928,429
Fixed assets, net of accumulated depreciation of $16,630 and $12,831 at September 30, 2009 and 2008, respectively	2,126	5,925
Other assets, net	302,626	431,771
Total assets	$33,536,982	$45,482,944

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Secured notes payable and lines of credit	$9,280,194	$12,453,057
Unsecured notes payable	76,106	65,464
Accounts payable and accrued expenses	814,297	1,001,689
Total liabilities	10,170,597	13,520,210

Commitments and contingencies (see note 12)	-	-

Common stock: par value $0.01, 50,000,000 shares authorized at September 30, 2009 and 2008; 11,171,433 and 11,590,870 shares issued and outstanding at September 30, 2009 and 2008, respectively	111,714	115,908
Additional paid-in capital	102,630,358	103,360,168
Accumulated deficit	(79,375,687)	(71,513,342)
Total shareholders’ equity	23,366,385	31,962,734
Total liabilities and shareholders’ equity	$33,536,982	$45,482,944

BELLAVISTA CAPITAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

	2009	2008
REVENUES:
Revenues from loans receivable	$451,159	$1,080,230
Revenues from joint venture investments in real estate developments	─	2,779,574
Revenues from sales of investments in real estate developments	5,987,513	7,769,865
REO property rental revenues	271,623	59,464
Rental revenue	388,370	147,060
Other income	225,947	363,102
Total revenues	7,324,612	12,199,295
Cost of investments in real estate developments	(6,335,942)	(7,945,659)
Rental expenses	(247,618)	(288,976)
Gross profit	741,052	3,964,660

EXPENSES:
Salaries expense	─	601,484
Facilities expense	─	48,799
Legal and accounting expense	180,632	329,105
Litigation and settlement costs – non-recurring	161,239	─
Board of directors fees	162,135	224,311
Asset management fee	338,593	─
Officers consulting fees for routine business operations – related party	99,924	68,500
D&O insurance expense	111,375	103,172
General and administrative expense	34,885	156,134
MPF proxy solicitation expense – officers consulting fees – related party	52,326	─
MPF proxy solicitation expense – accounting, legal, board of directors, postage & printing	50,149	─
Reserve for uncollectible interest	262,338	214,849
Depreciation expense	3,800	9,207
BellaVista total operating expenses	1,457,396	1,755,561
REO carrying costs and expenses	1,046,479	395,258
Provision for impairment of real estate investments	5,301,349	17,017,722
Total operating expenses	7,805,224	19,168,541
Net loss from operations	(7,064,172)	(15,203,881)
OTHER INCOME (EXPENSE)
Loss on sale of fixed assets	─	(14,888)
Interest income	1,081	36,694
Interest expense	(783,464)	(369,889)
Total other income (expense)	(782,383)	(348,083)
Net loss before tax	(7,846,555)	(15,551,964)
Income tax expense	(15,790)	(4,000)
Net loss allocable to common stock	$(7,862,345)	(15,555,964)

Basic and diluted net loss per common share	$(0.70)	$(1.25)

Basic and diluted weighted-average common shares outstanding	11,194,416	12,415,253

BELLAVISTA CAPITAL, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

	Common stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Total
Shareholders’ equity at October 1, 2007	13,951,452	139,514	108,051,407	(55,957,378)	52,233,543
Stock repurchases and cancellations	(2,360,582)	(23,606)	(4,691,239)	—	(4,714,845)
Net loss	—	—	—	(15,555,964)	(15,555,964)
Shareholders’ equity at September 30, 2008	11,590,870	115,908	103,360,168	(71,513,342)	31,962,734
Stock repurchases and cancellations	(419,437)	(4,194)	(729,810)	─	(734,004)
Net loss	─	─	─	(7,862,345)	(7,862,345)
Shareholders’ equity at September 30, 2009	11,171,433	111,714	102,630,358	(79,375,687)	23,366,385

BELLAVISTA CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,862,345)	$(15,555,964)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	31,008	139,245
Loss on sale of fixed assets	─	14,888
Allowance for uncollectible interest	262,338	214,849
Provision for impairment	5,301,349	17,017,722
Decrease in accounts receivable	(119,960)	(312,941)
Decrease in other assets	223,815	518,312
Decrease in accounts payable and accrued expenses	(183,615)	(135,821)
Net cash (used in) provided by operating activities	(2,347,410)	1,900,290
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from repayments of investments in real estate	8,178,780	17,895,238
Investments in real estate	(2,428,622)	(14,885,281)
Cash proceeds from consolidation of entities	─	81,080
Proceeds from sale of fixed assets	─	2,200
Net cash provided by investing activities	5,750,158	3,093,237
CASH FLOWS FROM FINANCING ACTIVITIES:
Stock repurchases and cancellations	(734,004)	(4,714,845)
Borrowings under notes payable and line of credit	3,750,000	8,543,781
Repayment of notes payable and line of credit	(7,006,891)	(9,940,822)
Payments under capital lease	(3,777)	(4,536)
Net cash used in financing activities	(3,994,672)	(6,116,422)
Net decrease in cash and cash equivalents	(591,924)	(1,122,895)
Beginning cash and cash equivalents	636,346	1,759,241
Ending cash and cash equivalents	$44,422	$636,346
Cash paid for interest	$776,561	$371,128
Cash paid for income taxes and franchise fees	$27,245	$4,000
Assets acquired through financing	$94,670	$83,531

During 2008, the company assumed ownership of three entities and reclassified its investments in real estate of $7,985,161 for noncash assets of $31,098,567 and liabilities of $23,113,406 prior to consolidation of these entities

BELLAVISTA CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND BUSINESS:

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

The financial statements are presented on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business as the company proceeds with is previously discussed plans for a controlled liquidation and repurchase of existing shares.  The Company has experienced significant losses and expects to continue to generate negative cash flows due to REO and operating expenses.    The Company’s ability to continue as a going concern is, therefore, dependent upon its ability and the timing to sell its existing real estate investments and obtain additional funds from those net proceeds and further borrowings, if necessary.  Failure to do so would result in a depletion of its available funds. The Company believes that it currently has sufficient cash and financial resources to meet its REO and operating requirements over the next year.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Consolidation Policy
The consolidated financial statements include the accounts of BellaVista Capital, Inc. and its wholly owned subsidiaries: Sands Drive San Jose, Inc., MSB Brighton LLC, Frank Norris Condominiums Inc. and Cummings Park Associates, LLC.  All intercompany accounts and transactions have been eliminated in consolidation. We may enter into various joint venture agreements with unrelated third parties to hold or develop real estate assets. We must determine for each of these joint ventures whether to consolidate the entity or account for our investment under the equity or cost basis of accounting. Investments acquired or created are evaluated based on the accounting guidance relating to variable interest entities (“VIEs”), which requires the consolidation of VIEs in which we are considered to be the primary beneficiary. If the investment is determined not to be a VIE, then the investment is evaluated for consolidation (primarily using a voting interest model) under the remaining consolidation guidance relating to real estate. If we are the general partner in a limited partnership, or manager of a limited liability company, we also consider the consolidation guidance relating to the rights of limited partners or non-managing members, as the case may be, to assess whether any rights held by the limited partners, or non-managing members, as the case may be, overcome the presumption of control by us. We evaluate our accounting for investments on a quarterly basis or when a reconsideration event (as defined in GAAP) with respect to our investments occurs. The analysis required to identify VIEs and primary beneficiaries is complex and requires substantial management judgment. Accordingly, we believe the decisions made to choose an appropriate accounting framework are critical.

Use of Estimates
These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Valuations of investments in real estate include management’s best estimates of the amounts expected to be realized on the sale of its investments.  The estimates are based on an analysis of the properties, including certain inherent assumptions and estimates that are involved in preparing such valuations.  The amounts the Company will ultimately realize could differ materially in the near term from these estimates.

BELLAVISTA CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

We establish and maintain credit reserves for loans receivable secured by real estate based on estimates of credit losses inherent in these loans as of the balance sheet date. To calculate the credit reserve, we assess inherent losses by determining loss factors (defaults, the timing of defaults, and loss severities upon defaults) that can be specifically applied to each loan. We follow the guidelines of ASC 310-10-S99-4 “Accounting for Loan Losses”, and ASC 450-10-05 “Loss Contingencies”, in setting credit reserves for our residential and commercial loans.  We follow the guidelines of ASC 310-10-35-16 “Assessing Whether a Loan is Impaired”, in determining impairment on commercial real estate loans.

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

ADC Loans
We have originated secured loans to acquire, develop and construct residential real estate.  These loans contain many of the following characteristics which are identified with ADC loans:

1.	The lender has agreed to provide all or substantially all necessary funds to acquire, develop or construct the property. The borrower has title to but little or no cash equity in the project;
2.	The lender funds substantially all the interest and fees during the term of the loan by adding them to the loan balance;
3.	Typically, the lender’s only security is the project itself. The lender has no recourse to other assets of the borrower, and the borrower does not guarantee the debt;
4.	In order for the lender to recover its investment in the project, the property must be sold to independent third parties or the borrower must obtain refinancing from another source.

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

BELLAVISTA CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investments in Real Estate Developments
Investments in Real Estate Developments represent development projects that the Company has obtained through foreclosure of its mortgage loans or controls by virtue of its operating agreements with development entities, and relate to real properties for which the Company has a controlling ownership interest. We consolidate the assets and liabilities of these Investments in Real Estate Developments in our financial statements.  The Company’s basis in the projects is the carrying amount of the project at the time of loan foreclosure.  Management conducts a review for impairment of these assets on an investment-by-investment basis whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, but not less frequently than quarterly. Impairment is recognized when estimated expected future cash flows (undiscounted and without interest charges), typically from the sale of a completed property, are less than the carrying amount of the investment, which does not include accrued interest and points. The estimation of expected future net cash flows is inherently uncertain and relies to a considerable extent on assumptions regarding current and future economic and market conditions. If, in future periods, there are changes in the estimates or assumptions incorporated into the impairment review analysis, the changes could result in an adjustment to the carrying amount of the investments. To the extent impairment has occurred, the excess of the carrying amount of the investment over its estimated fair value, less estimated selling costs, is charged to operations.

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

The Company uses the asset and liability methods whereby deferred tax assets and liability account balances are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value.

Reclassifications
Certain amounts in the prior period presented have been reclassified to conform to the current period financial statement presentation. These reclassifications have no effect on previously reported financial performance.

Recent Accounting Pronouncements:
In January 2010, the FASB issued guidance to improve disclosures about fair value measurements. The guidance provides amendments to require new disclosures regarding transfers in and out of Levels 1 and 2 of the fair value measurement hierarchy, and activity in Level 3, and to clarify existing disclosures regarding the level of disaggregation, inputs and valuation techniques. The guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the new disclosures regarding purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We adopted the guidance, except for the new disclosures regarding purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, as of January 1, 2010, as required. We do not expect that the January 1, 2010 adoption of the guidance will have a material impact on our consolidated financial statements. We are currently determining the impact of the new disclosures regarding purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements on our consolidated financial statements.

BELLAVISTA CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In January 2010, the FASB issued guidance to address implementation issues related to the changes in ownership provisions in ASC 810, "Consolidation," ("ASC 810"). The guidance clarifies the scope of the decrease in ownership provisions in ASC 810 and expands the disclosures about the deconsolidation of a subsidiary or derecognition of a group of assets within the scope of ASC 810. The guidance is effective beginning in the first interim or annual reporting period ending on or after December 15, 2009, and should be applied retrospectively to the first period that ASC 810 was adopted by us. We do not expect that the adoption of this guidance will have a material impact on our consolidated financial statements.

In September 2009, the FASB issued ASU 2009-6, effective for reporting periods ending after September 15, 2009, to provide implementation guidance to ASC 740 on accounting for uncertainty in income taxes and related disclosures for nonpublic entities. The adoption of the guidance and disclosures in ASU 2009-6 did not have a material impact on the Company’s income tax disclosure and financial statements.

In July 2009, the Codification was released, changing the way accounting standards are organized from a standards-based model (with thousands of individual standards) to a topically based model (with roughly 90 topics). The 90 topics are organized by ASC number and are updated with an Accounting Standards Update (“ASU”). The ASU replaces accounting changes that historically were issued as FASB Statements, FASB Interpretations, FASB Staff Positions, or other types of FASB standards. The FASB considers the ASU an update to the Codification but not as authoritative in its own right. The Codification serves as the single source of nongovernmental authoritative U.S. GAAP for interim and annual periods ending after September 15, 2009. Accordingly, all accounting references included in the Company’s Financial Statements and Annual Report filed with the SEC on Form 10-K is provided in accordance with the Codification.

In June 2009, the FASB issued amended guidance for variable interest entities. The objective of the amended guidance is to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. The amended guidance is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. We are currently evaluating the impact of adopting this update on its consolidated financial statements.

 In May 2009, the FASB issued guidance on subsequent events. The guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In addition, under the guidance, an entity is required to disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. The guidance does not apply to subsequent events or transactions that are within the scope of other applicable GAAP that provide different guidance on the accounting treatment for subsequent events or transactions. The guidance is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. We adopted the guidance as of June 30, 2009, as required. The adoption of the guidance did not have a material impact on our consolidated financial statements. In February 2010, the FASB issued amended guidance on subsequent events. The amended guidance removes the requirement for United States Securities and Exchange Commission filers to disclose the date through which subsequent events have been evaluated. The amended guidance is effective upon issuance, except for the use of the issued date for conduit debt obligors. We adopted the amended guidance upon issuance, as required. The adoption of the amended guidance did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued guidance on the recognition and presentation of other-than-temporary impairments. The guidance amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The guidance does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The guidance is effective for interim and annual reporting periods ending after June 15, 2009. We adopted the guidance as of June 30, 2009, as required. The adoption of the guidance did not have a material impact on our consolidated financial statements.

BELLAVISTA CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In April 2009, the FASB issued guidance on determining fair value when the volume and level of activity for the asset or liability have significantly decreased and on identifying transactions that are not orderly. The guidance is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. We adopted the guidance as of June 30, 2009, as required. The adoption of the guidance did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued additional requirements regarding disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The new requirements are effective for interim reporting periods ending after June 15, 2009. We adopted the additional requirements as of June 30, 2009, as required. The adoption of the new requirements did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued guidance regarding the accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies. The guidance addresses application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The guidance is effective for all assets acquired or liabilities assumed arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We adopted the guidance as of January 1, 2009, as required. We expect that the adoption of the guidance will have an impact on our consolidated financial statements, in the event that we acquire companies in the future.

3.  LOANS RECEIVABLE SECURED BY REAL ESTATE:

As of September 30, 2009, loans receivable secured by real estate summarized by location consisted of the following:

Description	Amount Invested	Recognized Impairments	Carrying Amount	In Default
SF Bay Area	$5,074,264	$545,294	$4,528,970	$3,091,970
California Central Valley	800,000	—	800,000	800,000
Southern California	185,100	89,800	95,300	—
Other States	600,000	—	600,000	600,000
Total	$6,659,364	$635,094	$6,024,270	$4,491,970

As of September 30, 2008, loans receivable secured by real estate summarized by location consisted of the following:

Description	Amount Invested	Recognized Impairments	Carrying Amount	In Default
SF Bay Area	$9,971,673	$165,000	$9,806,673	$6,858,673
California Central Valley	660,000	—	660,000	210,000
Southern California	185,100	—	185,100	—
Other States	600,000	—	600,000	—
Total	$11,416,773	$165,000	$11,251,773	$7,068,673

Loans Receivable Secured by Real Estate consist of loans to real estate developers which are secured by deeds of trust on real property, pay interest monthly and generally have repayment guarantees from the principals of the borrowing entity.  As of September 30, 2009 $3,737,925 of these loans were secured by first trust deeds and $2,286,345 were secured by second trust deeds.  As of September 30, 2008, $9,445,926 of these loans were secured by first trust deeds and $1,970,847 were secured by second trust deeds At September 30, 2009, eleven (11) loans totaling $4,491,970 were in default under the terms of our loans. We impaired four (4) of our loans receivable totaling $635,094. At September 30, 2008, five (5) loans totaling $7,068,673 were in default under the terms of our loans.

BELLAVISTA CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   JOINT VENTURE INVESTMENTS IN REAL ESTATE DEVELOPMENTS:

As of September 30, 2009, joint venture investments in real estate developments summarized by location consisted of the following:
Description	Amount Invested	Recognized Impairments	Carrying Amount	Remaining Funding Obligation
SF Bay Area	$9,761,119	$2,654,605	$7,106,514	$ ─
Southern California	7,484,906	7,484,906	─	─
Total	$17,246,025	$10,139,511	$7,106,514	$ ─

As of September 30, 2008, joint venture investments in real estate developments summarized by location consisted of the following:
Description	Amount Invested	Recognized Impairments	Carrying Amount	Remaining Funding Obligation
SF Bay Area	$11,081,830	$1,964,705	$9,117,125	$297,461
Southern California	8,886,797	8,059,725	827,072	$320,000
Total	$19,968,627	$10,024,430	$9,944,197	$617,461

Joint Venture Investments in real estate developments consist of ADC loans and joint investments with real estate developers.  ADC Loans, are loan arrangements that are typically secured by real property, provide for the payment of interest from an interest reserve established from loan funds and may also, provide for the payment of a share of project profits.  Joint Venture investments are equity investments in operating entities formed for the purpose of developing real estate.  Our investment typically earns a preferred return calculated based on our investment amount at a specific rate during the term of the investment and a share of the project profits.

5.   INVESTMENTS IN REAL ESTATE DEVELOPMENTS:

Investments in Real Estate Developments include real estate development projects we own, either directly or through a subsidiary company we own or control. The following table summarizes our Investments in Real Estate Developments by location as of September 30, 2009:

Description	Amount Invested (net of payments)	Recognized Impairment	Carrying Amount	Costs to Complete
SF Bay Area	$20,581,120	$4,884,122	$15,696,998	$426,420
California Central Valley	1,034,711	672,593	362,118	─
Total	$21,615,831	$5,556,715	$16,059,116	$426,420

BELLAVISTA CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes our Investments in Real Estate Developments by location as of September 30, 2008:

Description	Amount Invested (net of payments)	Recognized Impairment	Carrying Amount	Costs to Complete
SF Bay Area	$21,602,870	$3,004,897	$18,597,973	$331,305
California Central Valley	647,465	200,000	447,465	─
Total	$22,250,335	$3,204,897	$19,045,438	331,305

6.  INVESTMENT IN RENTAL PROPERTY:

During 2008, the Company acquired control and became the 100% owner of the joint venture investment MSB Brighton LLC, a multi-unit condominium conversion in California. Management converted this property from a held-for-sale to a rental. At September 30, 2009 and 2008, the rental property is summarized as follows:

	As of September 30,
	2009	2008
Land	$1,076,589	$1,076,589
Buildings	2,969,348	2,969,348
Furniture, Fixtures & Equipment	12,530	12,530
Total Rental Property	4,058,467	4,058,467
Accumulated depreciation	(157,246)	(130,038)
Rental Property, net	$3,901,221	$3,928,429

Depreciation expense amounted to $27,208 and $130,038 for the years ended September 30, 2009 and 2008, respectively.

7.  FIXED ASSETS:

During March 2008 the Company disposed of furniture and equipment with a net book value of $17,088 and received $2,200 in cash. The $14,888 loss from the sale is included in the statement of operations. At September 30, 2009 and 2008 fixed assets consisted of the following:

	As of September 30,
	2009	2008
Computer equipment	$18,756	$18,756
Accumulated depreciation	(16,630)	(12,831)
Fixed assets, net	$2,126	$5,925

Depreciation expense amounted to $3,800 and $9,207 for the years ended September 30, 2009 and 2008, respectively.

8.  NOTES PAYABLE:

Notes payable as of September 30, 2009 and 2008 consisted of the following:

	As of September 30,
	2009	2008
Gilmartin secured note	$2,450,000	$2,600,000
Cummings Park secured note	2,320,424	7,331,328
Frank Norris secured note	2,284,770	2,521,729
Brighton line of credit	1,500,000	─
Pulgas line of credit	725,000	─
Total	$9,280,194	$12,453,057

BELLAVISTA CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Gilmartin note is secured by a deed of trust on one of our investments. This note is secured by a luxury home on Gilmartin Avenue in Tiburon, CA.  It bears interest at the Wells Fargo Prime Rate plus 2.0% (5.25% and 7.0% at September 30, 2009 and 2008, respectively). The note matured on June 5, 2008, and was extended to December 31, 2009.  This Note was paid in full in December of 2009 prior to the maturity date.

The Cummings Park secured note was originated for the purpose of financing the construction of a residential and retail mixed use project in East Palo Alto, California. The original amount of the note was $14.9 million. The loan is owed by Cummings Park Associates, LLC and is secured by the real property. The loan bears interest at Prime plus 2%, (5.25% and 7.0% at September 30, 2009 and 2008) and matured on March 15, 2009. Interest-only payments are due monthly on the outstanding balance of the note. Principal payments will be made from the proceeds when units are sold.  The Maturity date of the Note was extended to June 30, 2010.

The Frank Norris secured note was assumed by the Company in 2008. The note is secured by the Frank Norris Condominium Inc. property that is fully owned by the Company. The loan bears interest at The Wall Street Journal Prime plus 1% with a floor of 6.5% (6.5% at September 30, 2009 and 2008) and matures April 15, 2012.

The $1.5 million Brighton line of credit is secured by our Brighton rental property in Modesto, California through our wholly-owned investment in MSB Brighton LLC. The line bears interest at 11.5%. Interest-only payments are due monthly on the outstanding balance. The line matures on October 1, 2011. A portion of the outstanding balance of $1,500,000 is due to certain related parties (see Note 10).

The $1.5 million Pulgas line of credit, of which $725,000 is outstanding as of September 30, 2009, is secured by one of our direct investments in real estate in East Palo Alto, CA. The line bears interest at 11.5%. Interest-only payments are due monthly on the outstanding balance of the note. The line matures on February 1, 2012. This note is due to certain related parties (see Note 10).

9.  SHAREHOLDERS’ EQUITY:

There is currently no public trading market for our stock. We are authorized to issue up to 50,000,000 shares of Common Stock. As of September, 2009 we have repurchased and cancelled 1,564,097 shares in connection with legal settlements and 6,747,822 shares under tender offers at various prices. At September 30, 2009 and 2008 we had 11,171,433 and 11,590,870 shares of Common Stock outstanding.

Since June 2005, a group of entities associated with Mackenzie Patterson Fuller, Inc. (collectively “MPF”) have acquired an aggregate of 1,390,046 shares as of September 30, 2009, through a series of unsolicited tender offers.  On March 17, 2009, MacKenzie Patterson Fuller (MPF) sent a letter to the Board demanding that the Board resign in favor of MPF designees and turn over complete control of the administration and asset management of the Company to MPF for which MPF would be compensated with an asset management fee and a 15% stock option.  After careful consideration and discussions with MPF, the Board concluded that the MPF demand was not in the best interest of the shareholders, and therefore, declined.  MPF then began a campaign to communicate with the Company’s shareholders and subsequently initiated a hostile takeover by means of a series of proxy solicitations.  The Board vigorously opposed these solicitations and issued its own proxy solicitation on this matter on July 22, 2009.  In order to resolve the pending takeover proposal, the Board voted to call a Special Meeting of the shareholders of BellaVista on September 22, 2009, in order to vote on the MPF proxy proposals.  This Special Meeting was held with 70.9% of the outstanding shares represented.  All of the proposals made by MPF to affect the takeover were defeated by the vote of a significant majority of the outstanding shares.  Specifically, 95.2% of the quorum and 67.5% of the outstanding shares voted against all three of the MPF takeover proposals.

The Company has not declared or paid any dividends on its capital stock during the period from January 1, 2005 through the date of this report.

BELLAVISTA CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the years ended September 30, 2009 and 2008, the Company repurchased and cancelled 419,437 and 2,360,582 shares of stock for $734,004 and $4,714,845, respectively.

10.  TRANSACTIONS WITH AFFILIATES

During the year ended September 30, 2009 the Company obtained lines of credit that were partially or fully funded by some of its directors.  The terms of these relationships and lines of credit have been previously disclosed in the Company’s quarterly 10-Q filings and are detailed below.

It should be noted that both lines of credit were structured such that the Company could draw on them only as needed and repay principal at any time cash became available.  In this way, the total interest costs paid by the Company would be minimized.  Therefore, the principal balances of both these lines of credit fluctuate based on the draws and pay downs that routinely occur, typically on a monthly basis.  These lines have been funded through advances by two related parties and two independent third party private lenders.

Brighton line of credit – The $1.5 million line of credit had an outstanding balance of $1.5 million and $0 as of September 30, 2009 and 2008, respectively. The line is secured by our MSB Brighton rental property in Modesto, California through our wholly-owned investment in MSB Brighton LLC. The line bears interest at 11.5% and matures on October 1, 2011. Interest-only payments are due monthly on the outstanding balance. This line of credit is partially funded by two of our directors, William Offenberg and Jeffrey Black.  Of the $1.5 million outstanding balance at September 30, 2009, $1,345,000 is owed to these parties. The following table sets forth the amounts attributed to each affiliated party:

For the fiscal year ended	September 30,
	2009	2008
Balance
William Offenberg	695,000	─
Jeffrey Black	650,000	─
Advances
William Offenberg	695,000	─
Jeffrey Black	650,000	─
Interest expense
William Offenberg	91,001	─
Jeffrey Black	46,095	─

Pulgas line of credit – The $1.5 million line of credit had an outstanding balance of $725,000 and $0 as of September 30, 2009 and 2008, respectively. The line is secured by one of our direct investments in real estate in East Palo Alto, California. The line bears interest at 11.5% and matures on February 1, 2012. Interest-only payments are due monthly on the outstanding balance. This line of credit is principally funded by two of our directors, William Offenberg and Jeffrey Black.  The full balance of $725,000 at September 30, 2009 was owed to these parties. The following table sets forth the amounts attributed to each affiliated party:

BELLAVISTA CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the fiscal year ended	September 30,
	2009	2008
Balance
William Offenberg	649,651	─
Jeffrey Black	75,349	─
Advances
William Offenberg	2,016,159	─
Jeffrey Black	233,841	─
Repayments
William Offenberg	1,366,508	─
Jeffrey Black	158,492	─
Interest expense
William Offenberg	57,273	─
Jeffrey Black	12,665	─

11.   INCOME TAXES

At September 30, 2009 and 2008, we had U.S. federal net operating loss carried forward of approximately $107.6 million and $88.8 million, respectively which expire in various amounts between the years 2016 and 2029.  If there is a change in ownership, utilization of the U.S. net operating losses may be subject to substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

Operating Loss Carried forward
Operating loss carried forward consisted of the following at September 30, 2009:

	Federal Operating Loss Carried forward	California Operating Loss Carried forward
September 30, 2009	$6,003,066	5,987,276
September 30, 2008	4,985,411	4,981,411
September 30, 2006	4,413,981	4,411,581
September 30, 2005	12,485,650	12,485,650
December 31, 2004	34,098,334	34,098,334
December 31, 2003	38,176,549	22,905,929
December 31, 2002	7,488,817	3,915,918
Total	$107,651,808	88,786,099

Deferred Taxes
The significant components of the Company's deferred tax assets are as follows:

	As of September 30,
	2009	2008
Net operating loss carried forward	$41,781,751	$39,391,387
Income from real estate investments reported on tax returns but not included in financial statement income	999,006	965,004
Impairment charges reported in financial statements but not deducted on tax return	7,943,207	6,768,366
Valuation allowance	(50,723,964)	(47,124,757)
Net deferred tax assets	$—	$—

BELLAVISTA CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2009 and 2008, the Company and its subsidiaries had provided valuation allowances of approximately $50.7 million and $47.1 million, respectively, in respect of deferred tax assets resulting from tax loss carried forward and temporary timing differences in the reporting of revenues and expenses because it is more likely than not that the carry forwards may expire unused and that future tax deductions may not be realized through future profitable operations.

The following table presents the income tax provision for federal and state income taxes for the years ended September 30, 2009 and 2008:

	Year Ended September 30,
	2009	2008
Federal	$—	$—
State	15,790	4,000
Total	$15,790	$4,000

12.   COMMITMENTS AND CONTINGENCIES:

Litigation
As of September 30, 2009, the Company was involved in the following litigations in which claims for damages would be material if the plaintiff prevailed and there is at least a reasonable possibility that a loss may occur:

Richard Aster v BellaVista Capital, Inc. et al.
This action was initiated in California Civil Court on August 10, 2007.  The plaintiff is Richard Aster, the party that purchased the completed home from BellaVista.  The defendants are BellaVista, Ainsworth Construction, Masma (the original developer) and various subcontractors who did work for each of these two construction companies.  This lawsuit alleges construction defects in the installation of windows, decking and roofing related to a single family home that was purchased by the plaintiff from the Company after the Company acquired the property through foreclosure.  In this lawsuit the plaintiff is requesting compensation for all of the costs related to correcting the construction defects and pursuing this action.  In addition, a lawsuit has been filed by the original developer (Masma) against the Company for indemnification and defense.  The Company believes it has strong and viable defenses and plans to vigorously defend these actions.  The Company has hired both legal and engineering experts who specialize in construction defects matters.  In addition, the Company has tendered to the respective insurance companies for insurance coverage and defense costs owed to it under the construction contracts of both the original contractor and the contractor that the Company hired to complete the construction after the Company took ownership of the property by foreclosure.

Polk Street Associates, LLC v BellaVista Capital, Inc. et al.
This action was initiated in the United States Bankruptcy Court on May 1, 2009.  The plaintiff is 1314 Polk Street Associates, LLC (“1314 Polk”).  The defendants are BellaVista and its wholly owned subsidiary, Frank Norris Condominiums, Inc.  The lawsuit was filed by the bankruptcy trustee on behalf of 1314 Polk claiming damages arising from 1314 Polk’s transfer of 14 unsold condo units to BellaVista in July 2008 under a settlement agreement with the original developer and included the trustee’s assessment of the value that the Company received as a result of being granted ownership of the unsold units.  The Company has hired expert bankruptcy counsel to defend BellaVista.  The Company expects a mediation session to be held within the next six months to attempt to resolve these issues.  The Company believes that the bankruptcy trustee’s assessment of value is flawed and plans to vigorously defend against this action.

Morten Jenson; Maria Wolf v Andrew Brog; Oakland Cathedral Building, LLC; Bella Vista Capital, Inc.
This action was initiated in the Superior Court of California, County of Alameda, on July 1, 2009.  The plaintiffs are Morten Jenson and Maria Wolf who were the buyers under a contract to purchase the sixth floor commercial condominium in the Oakland Cathedral Building, a project in which BellaVista is the first lender.  The defendants are Andrew B. Brog, Oakland Cathedral Building, LLC, and BellaVista Capital, Inc.  Bella Vista Capital, as the lender, was named as an additional defendant. The plaintiffs are seeking the cancellation of the purchase contract and damages related to non-performance. Andrew Brog, the developer and our borrower, is defending BellaVista Capital in this case.

BELLAVISTA CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Eden CDM v MAC Homes, LLC
This action was initiated in the Superior Court of the State of California for the County of Alameda on July 20, 2009.  The plaintiff is Eden CDM, the general contractor hired to build the MacArthur project.  The defendant is MAC Homes, LLC, the developer and Bella Vista’s joint venture partner.   The plaintiff is seeking the retention amounts not paid at completion and legal fees.  The contract with the general contractor had penalty provisions for delayed completion, which the Company strongly believes are owed by the general contractor and are greater than the retention amounts sought.  The Company has retained expert construction litigation counsel on behalf of MAC Homes.  The Company expects a mediation session to be held within the next six months to attempt to resolve these issues.  The Company believes it has a very strong position as a result of Eden's lengthy delay in delivery of the completed project.

General Uninsured Losses
We require that our borrowers carry comprehensive liability, fire, flood, extended coverage, and rental loss insurance with policy specifications, limits, and deductibles customarily carried for similar properties.  Additionally, we carry insurance on our investments in real estate development.  There are, however, certain types of extraordinary losses that may be either uninsurable or not economically insurable. Further, all of our investments are located in areas that are subject to earthquake activity, and we generally do not require our borrowers to maintain earthquake insurance.  Should an investment sustain damage as a result of an earthquake, we may incur losses due to insurance deductibles, co-payments on insured losses, or uninsured losses.  Should an uninsured loss occur, we could lose our investment in, and anticipated profits and cash flows from an investment.

13.   SUBSEQUENT EVENTS

The following events occurred after September 30, 2009:

Sale of Gilmartin Home
BVC completed the sale of a luxury home in Tiburon.  The property closed escrow in December 2009 for $3,800,000.  The net proceeds of the sale were used to pay off the secured note of $2,450,000 and make a pay down of $1,000,000 on the Cummings Park secured note as was mandated by the bank, which held the notes on both properties.

Sale of a Cummings Park Condo
BVC completed the sale of the last market rate condominium unit at the Cummings Park project in East Palo Alto.  The net proceeds of the sale of $368,635 was used to pay off a portion of the Cummings Park secured note as required by the bank.

Sale of Frank Norris Condominium, Inc. Units
BVC completed the sale of four condominium units at the Frank Norris project on Polk Street in San Francisco.  The net proceeds of these sales of $1,174,356 was used to pay off a portion of the Frank Norris secured note as required by the bank.

MacArthur Homes:  BVC has received proceeds totaling approximately $832,000 from the sale of five condominium units in this property.

Eden CDM v Mac Homes, LLC
A mediation session was held at ADR Services on October 7, 2009 which did not lead to a resolution of this dispute.  Discovery and depositions are now underway.

Polk Street Associates, LLC v Bella Vista Capital, Inc. et al.
This matter was settled favorably.

Morten Jensen; Maria Wolf v Andrew Brog, Oakland Cathedral Building, LLC; Bella Vista Capital, Inc.
This matter was settled at no cost to the Company.

BELLAVISTA CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Villa Cortona Wrap Insurance Policy Claim
The premium originally paid by BVC for the condominium wrap insurance policy was based on a certain total sales proceeds for the property’s units.  In the final review of the total proceeds with the insurance carrier, it was determined that the total proceeds exceeded that originally estimated. Therefore an additional premium of $96,333 was owed to the carrier.

Villa Cortona HOA Claims
This matter involved claims by the HOA that the developer had committed to certain common area improvements that were not completed. This matter was settled favorably.

Cummings Park HOA Claims
This matter involved claims by the HOA that the developer had committed to certain common area improvements that were not completed. This matter was settled favorably.