Form 10-Q
period 2009-12-31
BELLAVISTA CAPITAL INC
filed 2010-07-14
CIK 1086670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

(408) 354-8424
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ ]	No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of the registrant’s only class of common equity, its common stock, outstanding as of June 30, 2010: 11,171,433

This Quarterly Report on Form 10-Q of BellaVista Capital, Inc. (the “Company”) contains forward-looking statements.  All statements other than statements of historical fact may be forward-looking statements.  These include statements regarding the Company’s future financial results, operating results, business strategies, projected costs and capital expenditures, investment portfolio, competitive positions, and plans and objectives of management for future operations.  Forward-looking statements may be identified by the use of words such as “may,” “will,” “should,” “expect,” “plan,” anticipate,” “believe,” “estimate,” “predict,” “intend,” “seek,” “target” and “continue,” or the negative of these terms, and include the assumptions that underlie such statements.  The Company’s actual results could differ materially from those expressed or implied in these forward-looking statements as a result of various risks and uncertainties, including those set forth in Part II, Item 1A - Risk Factors.  All forward-looking statements in this report are based on information available to the Company as of the date hereof and the Company assumes no obligation to update any such statements.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Attached are the following unaudited financial statements of BellaVista Capital, Inc., formerly known as Primecore Mortgage Trust, Inc. (the “Company”):

(1)	Condensed Consolidated Balance Sheets as of December 31, 2009 (unaudited), and September 30, 2009

(2)	Condensed Consolidated Statements of Operations for the Three Months ended December 31, 2009 and 2008 (unaudited)

(3)	Condensed Consolidated Statements of Cash Flows for the Three Months ended December 31, 2009 and 2008 (unaudited)

(4)	Notes to Condensed Consolidated Financial Statements (unaudited)

The financial statements referred to above should be read in conjunction with the Company’s audited financial statements for the fiscal year ended September 30, 2009 as filed with the Securities and Exchange Commission in our Annual Report on Form 10-K, filed March 31, 2010.

BELLAVISTA CAPITAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2009 AND SEPTEMBER 30, 2009

	December 31, 2009 (unaudited)	September 30, 2009 (Note 1)
ASSETS:
Cash and cash equivalents	$43,903	$44,422
Accounts receivable, net of allowance of $337,049 and $327,044 at December 31, 2009 and September 30, 2009, respectively	108,068	96,687
Loans receivable secured by real estate	6,196,035	6,091,228
Joint venture investments in real estate developments	6,596,957	7,401,674
Investments in real estate developments	11,461,991	15,696,998
Investment in rental property, net of accumulated depreciation of $176,571 and $157,246 at December 31, 2009 and September 30, 2009, respectively	3,881,896	3,901,221
Fixed assets, net of accumulated depreciation of $17,422 and $16,630 at December 31, 2009 and September 30, 2009, respectively	1,334	2,126
Other assets, net	294,262	302,626
Total assets	$28,584,446	$33,536,982

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Liabilities:
Secured notes payable and lines of credit	$4,935,662	$9,280,194
Unsecured notes payable	48,263	76,106
Accounts payable and accrued expenses	716,383	814,297
Total liabilities	5,700,308	10,170,597

Commitments and contingencies (see Note 10)	─	─

Shareholders’ Equity:
Common stock: par value $0.01, 50,000,000 shares authorized at December 31, 2009 and September 30, 2009; 11,171,433 shares issued and outstanding at December 31, 2009 and September 30, 2009	111,714	111,714
Additional paid-in capital	102,630,358	102,630,358
Accumulated deficit	(79,857,934)	(79,375,687)
Total shareholders’ equity	22,884,138	23,366,385
Total liabilities and shareholders’ equity	$28,584,446	$33,536,982

See accompanying notes to these condensed consolidated financial statements

BELLAVISTA CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended December 31, 2009 and 2008
(unaudited)

	Three Months Ended December 31,
	2009	2008
REVENUES:
Revenues from loans receivable	$66,371	$133,120
Revenues from joint venture investments in real estate developments	240,800	-
Revenues from sales of investments in real estate developments	4,506,925	755,000
REO property rental revenues	45,778	97,932
Rental revenue	105,547	96,119
Total revenues	4,965,421	1,082,171
Cost of investments in real estate developments	(4,520,361)	(947,252)
Rental expenses	(77,860)	(135,069)
Gross profit (loss)	367,200	(150)

EXPENSES:
Salaries expense	-	1,689
Facilities expense	-	1,232
Legal and accounting expense	17,993	31,101
Board of directors fees	36,750	41,250
Asset management fee	60,000	150,725
Officers consulting fees for routine business operations – related party	19,050	18,254
D&O insurance expense	27,844	27,844
General and administrative expense	4,084	7,087
Reserve for uncollectible interest	10,005	52,931
Depreciation expense	792	1,557
BellaVista total operating expenses	176,518	333,670
REO carrying costs and expenses	232,652	57,611
Provision for impairment of real estate investments	227,254	2,852,988
Total operating expenses	636,424	3,244,269
Net loss from operations	(269,224)	(3,244,419)

OTHER INCOME (EXPENSE)
Interest income	-	1,081
Interest expense	(197,133)	(194,800)
Total other income (expense)	(197,133)	(193,719)
Net loss before tax	(466,357)	(3,438,138)
Income tax expense	(15,890)	-
Net loss allocable to common stock	$(482,247)	$(3,438,138)

Basic and diluted net loss per common share	$(0.04)	$(0.31)

Basic and diluted weighted-average shares outstanding	11,171,433	11,262,615

See accompanying notes to these condensed consolidated financial statements

BELLAVISTA CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended December 31, 2009 and 2008
 (unaudited)

Three Months Ended December 31,
2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(482,247)	$(3,438,138)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	20,117	7,315
Allowance for uncollectible interest	10,005	52,931
Provision for impairment	227,254	2,852,988
Gain on sale of fully impaired investments	(240,800)	─
(Increase) decrease in accounts receivable	(21,386)	36,141
Decrease in other assets	8,364	109,924
Decrease in accounts payable and accrued expenses	(97,914)	(259,591)
Net cash used in operating activities	(576,607)	(638,430)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from repayments and sales of loans, joint ventures and investments in real estate	5,196,287	1,369,213
Investments in loans, joint ventures and real estate	(247,824)	(1,184,389)
Net cash provided by investing activities	4,948,463	184,824
CASH FLOWS FROM FINANCING ACTIVITIES:
Stock repurchases	─	(734,015)
Borrowings under notes payable and lines of credit	100,000	1,500,000
Repayment of notes payable and lines of credit	(4,472,375)	(855,916)
Net cash used in financing activities	(4,372,375)	(89,931)
Net decrease in cash and cash equivalents	(519)	(543,537)
Beginning cash and cash equivalents	44,422	636,346
Ending cash and cash equivalents	$43,903	$92,809

Cash paid for interest	$218,459	$131,093
Cash paid for income taxes	$15,890	$4,000

See accompanying notes to these condensed consolidated financial statements

BELLAVISTA CAPITAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.   ORGANIZATION AND BUSINESS:

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete annual financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three months ended December 31, 2009 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

The condensed consolidated balance sheet at September 30, 2009 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the BellaVista Capital, Inc. Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

Organization
BellaVista Capital, Inc., a Maryland corporation (the Company, BellaVista, BVC, our, we), was formed on March 18, 1999 and commenced operations effective May 1, 1999.  We have been engaged in the business of investing in real estate development projects, primarily in California.  Our investments are structured as loans secured by real estate, loans made to real estate development entities and joint venture investments in real estate development entities.  We are organized in a single operating segment for purposes of making operating decisions and assessing performance.  In addition, BellaVista Capital, Inc. is the 100% shareholder of Sands Drive San Jose, Inc., and Frank Norris Condominiums Inc., both of which are California corporations formed for the purpose of developing and selling residential real estate. The Company holds a 100% interest in Cummings Park Associates, LLC, a California Limited Liability Company formed to develop and sell a mixed use residential and retail project in East Palo Alto California. The Company also holds a 100% interest in MSB Brighton LLC, currently operated as a rental property.

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

BELLAVISTA CAPITAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

BELLAVISTA CAPITAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

Recent Accounting Pronouncements

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

3.  LOANS RECEIVABLE SECURED BY REAL ESTATE:

As of December 31, 2009, loans receivable secured by real estate summarized by location consisted of the following:
Description	Amount Invested	Recognized Impairments	Carrying Amount	In Default
SF Bay Area	$5,134,905	$726,548	$4,408,357	$2,762,595
California Central Valley	901,578	─	901,578	800,000
Southern California	375,900	89,800	286,100	─
Other States	600,000	─	600,000	─
Total	$7,012,383	$816,348	$6,196,035	$3,562,595

As of September 30, 2009, loans receivable secured by real estate summarized by location consisted of the following:

Description	Amount Invested	Recognized Impairments	Carrying Amount	In Default
SF Bay Area	$5,074,264	$545,294	$4,528,970	$2,485,969
California Central Valley	866,958	─	866,958	800,000
Southern California	185,100	89,800	95,300	─
Other States	600,000	─	600,000	─
Total	$6,726,322	$635,094	$6,091,228	$3,285,969

BELLAVISTA CAPITAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Loans Receivable Secured by Real Estate consist of loans to real estate developers which are secured by deeds of trust on real property, pay interest monthly and generally have repayment guarantees from the principals of the borrowing entity.  As of December 31, 2009 $3,766,967 of these loans were secured by first trust deeds and $2,429,068 were secured by second trust deeds.  As of September 30, 2009 $3,804,883 of these loans were secured by first trust deeds and $2,286,345 were secured by second trust deeds.  As of December 31, 2009, seven (7) loans totaling $3,562,595 were in default under the terms of our loans and we have impaired five (5) of our loans receivable totaling $816,348.  As of September 30, 2009, six (6) loans totaling $3,285,969 were in default under the terms of our loans and we impaired four (4) of our loans receivable totaling $635,094.

Provision for impairment of loans receivable secured by real estate amounted to $181,254 and zero for the three months ended December 31, 2009 and 2008, respectively.

4.   JOINT VENTURE INVESTMENTS IN REAL ESTATE DEVELOPMENTS:

As of December 31, 2009, joint venture investments in real estate developments summarized by location consisted of the following:

Description	Amount Invested	Recognized Impairments	Carrying Amount		Remaining Funding Obligation
SF Bay Area	$9,000,342	$2,700,604	$6,299,738	$	─
California Central Valley	969,813	672,594	297,219		─
Southern California	7,484,906	7,484,906	─		─
Total	$17,455,061	$10,858,104	$6,596,957	$	─

As of September 30, 2009, joint venture investments in real estate developments summarized by location consisted of the following:

Description	Amount Invested	Recognized Impairments	Carrying Amount		Remaining Funding Obligation
SF Bay Area	$9,761,119	$2,654,605	$7,106,514	$	─
California Central Valley	967,753	672,593	295,160		─
Southern California	7,484,906	7,484,906	─		─
Total	$18,213,778	$10,812,104	$7,401,674	$	─

Joint Venture Investments in real estate developments consist of ADC loans and joint investments with real estate developers.  ADC Loans are loan arrangements that are typically secured by real property, provide for the payment of interest from an interest reserve established from loan funds and may also provide for the payment of a share of project profits.  Joint Venture investments are equity investments in operating entities formed for the purpose of developing real estate.  Our investment typically earns a preferred return calculated based on our investment amount at a specific rate during the term of the investment and a share of the project profits.  As of December 31, 2009 and September 30, 2009, we have recognized cumulative impairments totaling approximately $10.8 million on five of our joint venture investments in real estate developments.

Provision for impairment of joint venture investments in real estate developments amounted to $46,000 and $1,147,071 for the three months ended December 31, 2009 and 2008, respectively.

BELLAVISTA CAPITAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

5.   INVESTMENTS IN REAL ESTATE DEVELOPMENTS:

Investments in Real Estate Developments (REOs) include real estate development projects we own, either directly or through a subsidiary company we own or control.  As of December 31, 2009, our investments in real estate developments summarized by location consisted of the following:

Description	Amount Invested (net of payments)	Recognized Impairment	Carrying Amount	Costs to Complete
SF Bay Area	$12,973,081	$1,511,090	$11,461,991	$426,420

As of September 30, 2009, investments in real estate developments summarized by location consisted of the following:

Description	Amount Invested (net of payments)	Recognized Impairment	Carrying Amount	Costs to Complete
SF Bay Area	$20,581,120	$4,884,122	$15,696,998	$426,420

Provision for impairment of investments in real estate developments amounted to zero and $1,705,917 for the three months ended December 31, 2009 and 2008, respectively.

6.  INVESTMENT IN RENTAL PROPERTY:

Investment in rental property at December 31, 2009 and September 30, 2009 consisted of the following:

	December 31, 2009	September 30, 2009
Land	$1,076,589	$1,076,589
Buildings	2,969,348	2,969,348
Furniture, Fixtures & Equipment	12,530	12,530
Total Rental Property	4,058,467	4,058,467
Accumulated depreciation	(176,571)	(157,246)
Rental Property, net	$3,881,896	$3,901,221

Depreciation expense amounted to $19,325 and $5,758 for the three months ended December 31, 2009 and 2008, respectively.

7.  FIXED ASSETS:

Fixed assets at December 31, 2009 and September 30, 2009 consisted of the following:

	December 31, 2009	September 30, 2009
Computer equipment	$ 18,756	$ 18,756
Accumulated depreciation	(17,422)	(16,630)
Fixed assets, net	$ 1,334	$ 2,126

Depreciation expense was $792 and $1,557 for the three months ended December 31, 2009 and 2008, respectively.

BELLAVISTA CAPITAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

8.  NOTES PAYABLE AND LINES OF CREDIT:

Notes payable and lines of credit at December 31, 2009 and September 30, 2009 consisted of the following:

	December 31, 2009	September 30, 2009
Gilmartin secured note	$ ----	$ 2,450,000
Cummings Park secured note	925,804	2,320,424
Frank Norris secured note	2,009,858	2,284,770
Brighton line of credit	1,500,000	1,500,000
Pulgas line of credit	500,000	725,000
Total	$ 4,935,662	$ 9,280,194

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

The Cummings Park secured note was originated for the purpose of financing the construction of a residential and retail mixed use project in East Palo Alto, California.  The original amount of the note was $14.9 million. The loan is owed by Cummings Park Associates, LLC and is secured by the real property.  The loan bears interest at Prime plus 2% with a floor of 6.75%, (6.75% at December 31, 2009 and September 30, 2009) and matured on March 15, 2009. Interest-only payments are due monthly on the outstanding balance of the note.  Principal payments will be made from the proceeds when units are sold.  The Maturity date of the Note was extended to June 30, 2010. Payments made under this note amounted to $1,394,620 during the three months ended December 31, 2009.

The Frank Norris secured note was assumed by the Company in 2008.  The note is secured by the Frank Norris Condominium Inc. property that is fully owned by the Company.  The loan bears interest at The Wall Street Journal Prime rate plus 1% with a floor of 6.5% (6.5% at December 31, 2009 and September 30, 2009) and matures on April 15, 2012. Payments made under this note amounted to $274,911 during the three months ended December 31, 2009.

The $1.5 million Brighton line of credit is secured by our Brighton rental property in Modesto, California through our wholly-owned investment in MSB Brighton LLC.  The line bears interest at 11.5%. Interest-only payments are due monthly on the outstanding balance.  The line matures on October 1, 2011.  A portion of the outstanding balance of $1,500,000 is due to certain related parties.  Payments made under this line amounted to zero and draws on this line amounted to zero during the three months ended December 31, 2009.

The $1.5 million Pulgas line of credit, of which $500,000 is outstanding as of December 31, 2009, is secured by one of our direct investments in real estate in East Palo Alto, CA.  The line bears interest at 11.5%.  Interest-only payments are due monthly on the outstanding balance of the note.  The line matures on February 1, 2012. This note is due to certain related parties.  Payments made under this line amounted to $325,000 and draws on this line amounted to $100,000 during the three months ended December 31, 2009.

9.  SHAREHOLDERS’ EQUITY:

There is currently no public trading market for our stock.  We are authorized to issue up to 50,000,000 shares of Common Stock.  As of December 31, 2009 we have repurchased and cancelled 1,564,097 shares in connection with legal settlements and 6,747,822 shares under tender offers at various prices.  At December 31, 2009 and September 30, 2009 we had 11,171,433 shares of Common Stock outstanding.

The Company has not declared or paid any dividends on its capital stock during the period from January 1, 2005 through the date of this report.

BELLAVISTA CAPITAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

For the three months ended December 31, 2009 the Company made no stock repurchases or cancellations. During the year ended September 30, 2009 the Company repurchased and cancelled 419,437 shares of stock for approximately $734,000.

10.   COMMITMENTS AND CONTINGENCIES

Litigation
As of December 31, 2009, the Company was involved in the following litigation in which claims for damages would be material if the plaintiff prevailed and there is at least a reasonable possibility that a loss may have occurred:

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

Polk Street Associates, LLC v BellaVista Capital, Inc. et al.
This action was initiated in the United States Bankruptcy Court on May 1, 2009.  The plaintiff is 1314 Polk Street Associates, LLC (“1314 Polk”).  The defendants are BellaVista and its wholly owned subsidiary, Frank Norris Condominiums, Inc.  The lawsuit was filed by the bankruptcy trustee on behalf of 1314 Polk claiming damages arising from 1314 Polk’s transfer of 14 unsold condo units to BellaVista in July 2008 under a settlement agreement with the original developer and included the trustee’s assessment of the value that the Company received as a result of being granted ownership of the unsold units.  The Company has hired expert bankruptcy counsel to defend BellaVista.  The Company believes that the bankruptcy trustee’s assessment of value is flawed and plans to vigorously defend against this action.  This matter was settled favorably without incurring further legal costs for a settlement payment substantially less than the bankruptcy trustee had demanded.

Morten Jenson; Maria Wolf v Andrew Brog; Oakland Cathedral Building, LLC; Bella Vista Capital, Inc.
This action was initiated in the Superior Court of California, County of Alameda, on July 1, 2009.  The plaintiffs are Morten Jenson and Maria Wolf who were the buyers under a contract to purchase the sixth floor commercial condominium in the Oakland Cathedral Building, a project in which BellaVista is the first lender.  The defendants are Andrew B. Brog, Oakland Cathedral Building, LLC, and BellaVista Capital, Inc.  Bella Vista Capital, as the lender, was named as an additional defendant.  The plaintiffs are seeking the cancellation of the purchase contract and damages related to non-performance.  Andrew Brog, the developer and our borrower, is defending BellaVista Capital in this case.  This matter was settled with the Company providing market rate financing for the plaintiff to complete the transaction.

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

BELLAVISTA CAPITAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

11.  TRANSACTIONS WITH AFFILIATES:

During the year ended September 30, 2009 the Company obtained lines of credit that were partially or fully funded by some of its directors.  The terms of these relationships and lines of credit have been previously disclosed in the Company’s quarterly 10-Q filings, the Company’s Annual 10-K filing and are detailed below.

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

Brighton line of credit – The $1.5 million line of credit had an outstanding balance of $1.5 million as of December 31, 2009 and September 30, 2009.  The line is secured by our MSB Brighton rental property in Modesto, California through our wholly-owned investment in MSB Brighton LLC.  The line bears interest at 11.5% and matures on October 1, 2011.  Interest-only payments minus a 0.5% servicing fee are due monthly on the outstanding balance.  This line of credit is partially funded by two of our directors, William Offenberg and Jeffrey Black.  Of the $1.5 million outstanding balance at December 31, 2009 and September 30, 2009, $1,345,000 is owed to these parties.

		Quarter Ended 12/31/09	Since Inception: Oct 30, 2008 – Dec 31, 2009
Balance of Line
William Offenberg		$695,000	$695,000
Jeffrey Black		$650,000	$650,000
Advances to the Company
William Offenberg	$	─	$1,120,000
Jeffrey Black	$	─	$750,000
Repayments to the Lenders
William Offenberg	$	─	$425,000
Jeffrey Black	$	─	$100,000
Interest paid or payable
William Offenberg		$25,429	$116,431
Jeffrey Black		$22,370	$68,465

Pulgas line of credit – The $1.5 million line of credit had an outstanding balance of $500,000 and $725,000 as of December 31, 2009 and September 30, 2009, respectively.  The line is secured by one of our direct investments in real estate in East Palo Alto, California.  The line bears interest at 11.5% and matures on February 1, 2012.  Interest-only payments minus a 0.5% servicing fee are due monthly on the outstanding balance.  This line of credit is principally funded by two of our directors, William Offenberg and Jeffrey Black.  The full balance of $500,000 and $725,000 at December 31, 2009 and September 30, 2009, respectively was owed to these parties.

BELLAVISTA CAPITAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

		Quarter Ended 12/31/09		Since Inception Jan 20, 2009 – Dec 31, 2009
Balance of Line
William Offenberg		$500,000		$500,000
Jeffrey Black	$	─	$	─
Advances to the Company
William Offenberg		$325,000		$2,518,814
Jeffrey Black	$	─		$300,000
Repayments to the Lenders
William Offenberg		$100,000		$2,018,814
Jeffrey Black	$	─		$300,000
Interest paid or payable
William Offenberg		$17,873		$75,147
Jeffrey Black		$1,029		$13,695

 12.   SUBSEQUENT EVENTS:

Secured lines of credit
As of June 15, 2010 the total amount of debt that the Company and its subsidiaries have in aggregate is $6,425,804 which includes $2,800,000 of additional debt assumed upon the foreclosure of the Alum Rock retail property in San Jose.  This property is currently valued in excess of the debt associated with the property.  Excluding the debt assumed from the Alum Rock foreclosure, the Company has decreased its debt by $5,654,390 or 60.9% since September 30, 2009.  This decrease in debt is primarily due to the pay down of various mortgage obligations associated with the properties sold during this period and those amounts that the lending banks required to be paid off or paid down as a condition to the release the properties sold.  Of the total amount of debt currently owed by the Company $3,000,000 is attributable to the Brighton and Pulgas secured lines of credit.

Sale of Frank Norris Condominium, Inc. Units
Frank Norris Inc, a wholly owned subsidiary, has completed the sale of eight (8) condominium units at the Frank Norris project on Polk Street in San Francisco.  Net proceeds of $2,009,859 from these sales were used to pay off the remaining balance of the Frank Norris secured note to East West Bank, and the Company used the remaining proceeds to pay down other debts.

Foreclosure of the Alum Rock Retail Property, San Jose, CA
BVC completed the foreclosure on this retail property in San Jose, CA.  The company is the 100% owner of this project.  There are 14 units at the property.  The Company has been supervising the management of this property for over a year.  The borrower was not meeting the terms of the forbearance agreement and the Company exercised the right to complete the foreclosure.  The property is currently over 90% leased.  The company assumed and renegotiated the existing first loan on the property to more favorable terms.

Foreclosure of the San Felipe Property, San Jose, CA
The company was an investor in a loan on this property.  The company owned 42.86% of this first deed of trust.  Cupertino Capital, the loan servicing company, completed a foreclosure on behalf of all the investors in this loan.  The property is a residential home on a large lot with subdivision potential.  Title to the property will be held in a single asset Limited Liability Company (LLC).  BVC will still be a 42.86% owner of the LLC.  The property will be listed for sale.

BELLAVISTA CAPITAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Foreclosure of the Bowman Road Property, Auburn, CA
The company was an investor in a loan on this property.  The company owned 20.0% of this loan.  Cupertino Capital, the loan servicing company, completed a foreclosure on behalf of all the investors in this loan.  The property consists of several parcels of land totaling over 11 acres.  The property is located in Auburn, CA and has frontage and visibility from Highway 80.  Title to the property will be held in a single asset Limited Liability Company.  BVC will be a 20.0% owner of the LLC.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

General
Our material financial transactions have been purchasing and holding a portfolio of construction mortgage loans, and the construction and sale of real estate acquired through foreclosure or deed in lieu of foreclosure. Statements contained in this Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations,'' and elsewhere in this Form 10-Q, which are not historical facts, may be forward-looking statements.  Forward-looking statements include statements which are predictive in nature, which depend upon or refer to future events or conditions, which include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” or similar expressions. In addition, any statements concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible future actions, which may be provided by management, are also forward-looking statements.  These statements are not guaranties of future performance.  Forward-looking statements are based on current expectations and projections about future events and are subject to risks and uncertainties that could cause actual results to differ materially from those projected.  These risks include those described under the heading “Risk Factors” included in Part II, Item 1A.  Investors are cautioned not to attribute undue certainty to these forward-looking statements, which speak only as of the date of this Form 10-Q.  We undertake no obligation to publicly release any revisions to these forward-looking statements, to reflect events or circumstances after the date of this Form 10-Q, or to reflect the occurrence of unanticipated events, other than as required by law.

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

The current real estate market in which our properties are located has experienced significant deflationary pricing and significant inventory buildup.  While it is true that some recent publicly published statistics appear to demonstrate an increase in sale rate, a significant portion of this increase is at distressed or foreclosure pricing, a clear negative factor for pricing in the foreseeable future.  As the credit markets appear to have begun to return to some form of normalcy, high unemployment and the insecurities fostered by layoffs have evolved as the latest major drag on the economy, consumer confidence and the real estate market.  Thus, as indicated in Part 1, Item 1 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2009, the Company has discontinued originating any new investments secured by deeds of trust or subordinated debt or investments in equity partnerships.

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

RESULTS OF OPERATIONS

Revenues

Revenues from Loans Receivable
We reported revenues totaling $66,371 for the quarter ended December 31, 2009 compared with $133,120 for the quarter ended December 31, 2008.  The decrease in revenues was due to a decrease in the average amount invested in these loans during the comparable periods and a decline in our average return due to nonperforming loans in the portfolio.

Revenues from Joint Venture Investments in Real Estate Developments
We reported revenues totaling $240,800 for the quarter ended December 31, 2009 compared with no revenue for the quarter ended December 31, 2008.  These revenues are derived from repayment of loans and equity participations.  The increase in revenue during the quarter ended December 31, 2009 is due to unanticipated sales of units in an investment which had previously been fully impaired during a prior period.  These proceeds represent only a return of our capital investment.

Revenues from Sale of Investments in Real Estate Developments
We reported revenues totaling $4,506,925 for the quarter ended December 31, 2009 compared with $755,000 for the quarter ended December 31, 2008.  This increase was due to (1) the sale of our property in Tiburon, CA, (2) the one-unit sale in our East Palo Alto project, (3) and the one-unit sale in our San Francisco senior housing project.  The net proceeds from these sales were used to pay down the balance of the debt associated with each of these investments.

REO Property Rental Revenues
We reported revenues totaling $45,778 for the quarter ended December 31, 2009 compared with $97,932 for the quarter ended December 31, 2008.  The decrease is due to the sale of several of our properties that had previously been used as rental units.

Rental Revenue
We reported revenues totaling $105,547 for the quarter ended December 31, 2009, compared with $96,119 for the quarter ended December 31, 2008.  The increase is due to an increase in the number of units rented.  The associated rental expenses excluding depreciation were $58,535 for the quarter ended December 31, 2009 compared with $57,833 for the quarter ended December 31, 2008.

Expenses
As a result of the continuing downturn in the real estate market and significant uncertainties associated with future investments, we have discontinued originating any new equity or subordinated debt investments and ceased originating new trust deed investments.  In order to streamline the operations of the company and reduce operating expenses to compensate for the eroding market conditions and declining property values, in 2007 the Board of Directors determined that the best course of action to preserve shareholder’s value was to begin implementation of a restructuring program.  The Board has continued to make significant progress under this program which has ultimately resulted in significant operating cost savings and increased efficiencies, including: closing the Palo Alto office, terminating all direct employees, outsourcing the administration and asset management functions and enlisting a Board member to function as CFO on an as needed basis and another board member to assume the CEO responsibilities on an as-needed consulting basis.  In addition, in 2010 the Board continued to optimize the operating and expenses structure by decreasing the size of the Board from 4 to 3 members and consolidating the CEO and CFO positions, enlisting one Board member to assume these functions on an as-needed consulting basis.

We group our expenses in three categories: BellaVista operating expenses, REO expenses, and impairments.  BellaVista operating expenses are associated with the ongoing operations of the Company.  REO expenses include all of the carrying costs for REO properties such as property taxes, insurance, maintenance, marketing, legal, debt service and general and administrative expenses.

BellaVista total operating expenses before REO expenses and provision for impairment (including controllable, nonrecurring and non-cash expenses) were 176,518 for the quarter ending December 31, 2009, compared with $333,670 for the same period ended December 31, 2008.

During the quarter ending December 31, 2009, REO expenses were $232,652 compared with $57,611 during the quarter ending December 31, 2008.  This increase is due to the increased number of REO properties in 2009.

We recorded impairment charges totaling $227,254 for the quarter ending December 31, 2009, compared with $2,852,988 for the quarter ending December 31, 2008.  The impairments reported during the three months ending December 31, 2009 were related to certain investments whose values had declined due to the continuing decreases in real estate prices and longer than normal projected marketing periods.  We have impaired these investments based on our estimate of the decrease in value and the increase in carrying and operating costs associated with either holding or renting these properties for periods longer than originally projected due to the continued weakness and highly uncertain conditions in the real estate and credit markets.

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

Sources of Cash
At December 31, 2009, we had cash and cash equivalents of approximately $43,903.  As of December 31, 2009, our primary sources of liquidity were proceeds from the sale of our completed investments in REO properties, investments in trust deeds that paid interest monthly, our lines of credit and cash on hand.

We typically receive repayment on our investments when the development project has been completed and sold or refinanced to third parties.  Accordingly, our repayments are a function of our developers’ ability to complete and sell the development properties in which we have invested.  During the three months ended December 31, 2009 we received repayments, totaling approximately $5.2 million compared with approximately $1.4 million during the three months ended December 31, 2008.  Due to the continued weakness and uncertainty in the real estate and credit markets in 2009, we believe that there is a high degree of uncertainty in estimating the timing of the sales or the amount of proceeds we might receive from the future sale of our properties.

It is possible that our repayments may not be sufficient to meet our commitments including REO and operating expenses and we may be forced to sell assets or seek financing at terms that may be unfavorable.  This would have a negative impact on the estimated net realizable value of our assets.

As of December 31, 2009 the total balance owed on the two lines of credit, which are secured by trust deeds recorded on the Brighton and Pulgas properties, amounted to $2,000,000.

As of June 15, 2010 the total amount of debt that the Company and its subsidiaries have in aggregate is $6,425,804 which includes $2,800,000 of additional debt assumed upon the foreclosure of the Alum Rock retail property in San Jose.  This property is currently valued in excess of the debt associated with the property.  Excluding the debt assumed from the Alum Rock foreclosure, the Company has decreased its debt by $5,654,390 or 60.9% since September 30, 2009.  This decrease in debt is primarily due to the pay down of various mortgage obligations associated with the properties sold during this period and those amounts that the lending banks required to be paid off or paid down as a condition to the release the properties sold.  Of the total amount of debt currently owed by the Company, $3,000,000 is attributable to the Brighton and Pulgas secured lines of credit.

Historically, we have experienced significant operating losses with corresponding reductions in working capital and shareholders' equity.  In the past, the Company either used its real estate assets as collateral to secure additional borrowing or sold its real estate assets to support operating cash flow requirements.  The Company’s need to borrow funds has diminished due to the sale of certain assets and the resulting reduction of debt associated with those assets and other related operating expenses.  These reductions in the ongoing cost of operations combined with the proceeds from the asset sales have resulted in sufficient improvement in the Company’s liquidity that it has not needed to pursue any additional loans or lines of credit.

Going forward, on an as needed basis the Company expects to continue to borrow against its real estate assets or sell its real estate projects in order to fund REO expenses, operating expenses, and retire the Company’s indebtedness.  The Company has real property assets which it believes it can use as collateral for additional borrowing if such borrowing is necessary to satisfy its cash needs.  We have no current arrangements to borrow against these additional real estate assets and can offer no assurance as to the availability or terms of any such additional debt financing.  We believe, however, that we will be able to obtain loans or lines of credit secured by these assets should the need arise.

Uses of Cash
We invested approximately $0.25 million in the completion of continuing development projects for the quarter ended December 31, 2009, compared with approximately $1.2 million for the quarter ended December 31, 2008.  At December 31, 2009, we estimated the costs to complete our Investments in Real Estate Developments plus the remaining funding obligation on our Joint Venture Investments in Real Estate developments to be approximately $426,000.  The majority of these estimated costs relates to tenant improvements at the remaining retail space in East Palo Alto and will not be incurred until a tenant has been secured; consequently the timing is currently unknown.

Stock Repurchases and Cancellations
For the three months ended December 31, 2009 the Company made no stock repurchases or cancellations.

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

During the period from June 2005 to December 2009, the Company has not used its funds to pay dividends or distributions or, except in certain extraordinary circumstances, to redeem shares.  Such extraordinary circumstances have included Company tender offers in response to unsolicited third party tender offers which the Board deemed inadequately priced and opportunistic.  The Board will determine the timing and terms of any future share redemptions based on available liquidity, net realizable value, and assessment of the risk profile for each of the investments in the portfolio.

The information presented below reconciles the differences between the carrying value of our investments based on US GAAP and the estimated realizable value of our investments.

	December 31, 2009	September 30, 2009
Loans receivable secured by real estate	$6,196,035	$6,091,228
Joint Venture investments in real estate developments	6,596,957	7,401,674
Investments in real estate developments	11,461,991	15,696,998
Investment in rental property	3,881,896	3,901,221
Total investments in real estate per US GAAP	28,136,879	33,091,121
Collectible interest and preferred return not reportable per US GAAP	1,948,754	1,948,754
Estimated realizable value of investments in real estate	$30,085,633	$35,039,875

Net Realizable Value of Assets per Share
The following calculation determines the estimated net realizable value per share of stock:

	December 31, 2009	September 30, 2009
Cash	$43,903	$44,422
Other assets	403,664	401,439
Estimated realizable value of investments in real estate	30,085,633	35,039,875
Total realizable assets	30,553,200	35,485,736
Accounts and notes payable	(5,700,308)	(10,170,597)
Estimated net realizable assets	24,832,892	25,315,139
Shares outstanding	11,171,433	11,171,433
Estimated net realizable assets per share	$2.22	$2.27

Our estimated net realizable value of assets per share (NRV) was $2.22 as of December 31, 2009, representing a decrease of $0.05 during the quarter ended December 31, 2009.  The decrease was (1) primarily attributable to decreases in the estimated realizable value of our investments, and (2) secondarily attributable to the ongoing REO carrying costs and operational expenses.

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

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as of December 31, 2009.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Not applicable.

ITEM 4.   CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of December 31, 2009.  Based on this evaluation, as a result of the significant deficiency in internal controls over financial reporting as previously disclosed in our Annual Report on Form 10-K for the twelve months ended September 30, 2009 filed with the Securities and Exchange Commission on March 31, 2010, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not fully effective to ensure that all information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the  quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.
Refer to the discussion under the heading “Litigation” in Note 10 of the Notes to the Condensed Consolidated Financial Statements (unaudited), included in Part I, Item 1 above, for a description of certain Legal Proceedings in which the Company is involved.

ITEM 1A. RISK FACTORS.

General Economic Conditions in Lending Areas
Our business plan previously sought to diversify our investments throughout California and other states in the western United States of America.  Approximately 78.8% of our investments are currently located in the San Francisco Bay Area, 18.8% in California’s Central Valley, 1.0% in Southern California, and 2.1% in other states of the United States of America.  The potential success of real estate investments in general is subject to fluctuations in local market conditions, including fluctuations in the supply of and demand for similar properties, and the performance of our investments has and will continue to depend on the economic and real estate market conditions prevailing in the markets where our investments are located.  Since the investments are located in a limited geographical region, they may be subject to a greater risk of delinquency or default if the industries concentrated in these areas suffer adverse economic or business developments.

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

Demand for new homes is sensitive to economic conditions over which we have no control
Demand for homes is sensitive to changes in economic conditions such as the level of employment, consumer confidence, consumer income, the availability of financing and interest rate levels.  If mortgage interest rates increase or if any of these other economic factors adversely change nationally, or in the market in which we operate, the ability or willingness of prospective buyers to purchase new homes could be adversely affected.

Our results of operations and financial condition are greatly affected by the performance of the real estate industry
Our real estate activities are subject to numerous factors beyond our control, including local real estate market conditions, substantial existing and potential competition, general national, regional and local economic conditions, fluctuations in interest rates and mortgage availability and changes in demographic and environmental conditions.  Real estate markets have historically been subject to strong periodic cycles driven by numerous factors beyond the control of market participants. Real estate investments often cannot easily be converted into cash and market values may be adversely affected by these economic circumstances, market fundamentals, competition and demographic conditions.  Because of the effect these factors have on real estate values, it is difficult to predict with certainty the level of future sales or sales prices that will be realized for individual assets.

We may not be able to conduct successful operations in the future
The results of our operations will depend, among other things, upon our ability to develop and market our properties.  Furthermore, our proposed operations may not generate income sufficient to meet operating expenses or will generate income and capital appreciation, if any, at rates lower than those anticipated or necessary to sustain ourselves.  Our operations may be affected by many factors, some known by us, some unknown, and some which are beyond our control.  Any of these problems, or a combination thereof, could have a materially adverse effect on our viability as an entity and might cause the investment of our shareholders to be impaired or lost.

We are subject to risks associated with investments in real estate
The value of, and our income from, our properties may decline due to developments that adversely affect real estate generally and those that are specific to our properties.  General factors that may adversely affect our real estate portfolios include:

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

We are subject to real estate development risks
Our development projects are subject to significant risks relating to our ability to complete our projects on time and on budget.  Factors that may result in a development project exceeding budget or being prevented from completion include:

·	an inability to secure sufficient financing on favorable terms, including an inability to refinance construction loans;

·
The subprime mortgage financial crisis beginning in 2008 brought about a rise in defaults and home foreclosures.  It has also caused tighter lending standards.  All this combined has driven down home prices and affected consumer confidence.  The negative effect of the home mortgage lending crisis has continued to affect the Company’s ability to sell homes and secure financing.

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

The real estate business is competitive and many of our competitors are larger and financially stronger than we are
The real estate business is highly competitive.  We compete with a large number of companies and individuals, and many of them have significantly greater financial and other resources than we have.  Our competitors include local developers who are committed primarily to particular markets and also national developers who acquire properties throughout the U.S.  We cannot assure that we will have the necessary resources to be competitive.

Unfavorable changes in economic conditions could adversely impact occupancy or rental rates
Weakened economic conditions, including decreased job growth and job losses, have affected and continue to significantly affect apartment home occupancy and rental rates.  Significant decreases in occupancy or rental rates in the markets, in which we operate, in turn, may have a material adverse impact on our cash flows and operating results.  The risks which may affect conditions in these markets include the following:

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

Difficulties of selling real estate could limit our flexibility
We intend to evaluate the potential disposition of assets that may no longer help us meet our objectives.  When we decide to sell an asset, we may encounter difficulty in finding buyers in a timely manner as real estate investments generally cannot be disposed of quickly, especially when market conditions are poor.  These difficulties have been exacerbated in the current credit environment because buyers have experienced difficulty in obtaining the necessary financing.  These factors may limit our ability to vary our portfolio promptly in response to changes in economic or other conditions and may also limit our ability to utilize sales proceeds as a source of liquidity, which would adversely affect our ability finance current operations or repay debt.

Investments through joint ventures involve risks not present in investments in which we are the sole investor
We have invested and may continue to invest as a joint venture partner in joint ventures.  These investments involve risks, including the possibility the other joint venture partner may have business goals which are inconsistent with ours, be in a position to take action or withhold consent contrary to our requests, or become insolvent and require us to assume and fulfill the joint venture’s financial obligations.  We and our joint venture partner may each have the right to initiate a buy-sell arrangement, which could cause us to sell our interest, or acquire our joint venture partner’s interest, at a time when we otherwise would not have entered into such a transaction.  Each joint venture agreement is individually negotiated, and our ability to operate and/or dispose of a community in our sole discretion may be limited to varying degrees depending on the terms of the joint venture agreement.

We depend on our key personnel and resources
Our success depends in part on our ability to attract and retain the services of executive officers, board directors and other personnel resources.  There is substantial competition for qualified personnel in the real estate industry, and the loss of any of our key personnel could have an adverse effect on us.

We may be unable to renew, repay, or refinance our outstanding debt
We are subject to the risk that indebtedness on our properties or our unsecured indebtedness will not be renewed, repaid, or refinanced when due or the terms of any renewal or refinancing will not be as favorable as the existing terms of such indebtedness.  If we are unable to refinance our indebtedness on acceptable terms, or at all, we might be forced to dispose of one or more of the properties on disadvantageous terms, which might result in losses to us.  Such losses could have a material adverse effect on us and our ability to pay amounts due on our debt.  Furthermore, if a property is mortgaged to secure payment of indebtedness and we are unable to meet mortgage payments, the mortgagee could foreclose on the property, appoint a receiver and exercise rights under an assignment of rents and leases, or pursue other remedies, all with a consequent loss of our revenues and asset value.

Variable rate debt is subject to interest rate risk
We have mortgage debt with varying interest rates dependent upon various market indexes.  In addition, we have a revolving credit facility bearing interest at a variable rate on all amounts drawn on the facility.  We may incur additional variable rate debt in the future.  Increases in interest rates on variable rate debt would increase our interest expense, unless we make arrangements which hedge the risk of rising interest rates, which would adversely affect net income and cash available for payment of our debt obligations.

Issuances of additional debt may adversely impact our financial condition
Our capital requirements depend on numerous factors, including the occupancy rates of our apartment properties, development and capital expenditures, and costs of operations.  If our capital requirements vary materially from our plans, we may require additional financing earlier than anticipated.  If we issue more debt, we could become more leveraged, resulting in increased risk of default on our obligations and an increase in our debt service requirements, both of which could adversely affect our financial condition and ability to access debt in the future.

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

(c)  Not Applicable.

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

10.1
Compensation Agreement dated May 12, 2007 between BellaVista Capital, Inc. and Michael Rider is incorporated by reference to Exhibit 10.1 to the Company’s March 31, 2007 Form 10-QSB, previously filed on May 21, 2007

10.2
Compensation Agreement dated May 12, 2007 between BellaVista Capital, Inc. and Eric Hanke is incorporated by reference to Exhibit 10.2 to the Company’s March 31, 2007 Form 10-QSB, previously filed on May 21, 2007

10.3
Compensation Agreement dated September 25, 2007 between BellaVista Capital, Inc. and William Offenberg, is incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-KSB for the year ended September 30, 2007, filed on December 31, 2007

10.4
Management Agreement between BellaVista and RMRF Enterprises, Inc., dba Cupertino Capital is incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-KSB for the year ended September 30, 2008, filed on January 3, 2009

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

Dated:	July 13, 2010	/s/ WILLIAM OFFENBERG
William Offenberg, Chief Executive Officer