Form 10-Q
period 2010-03-31
BELLAVISTA CAPITAL INC
filed 2010-09-21
CIK 1086670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of the registrant’s only class of common equity, its common stock, outstanding as of July 31, 2010: 11,171,433

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Attached are the following unaudited financial statements of BellaVista Capital, Inc., formerly known as Primecore Mortgage Trust, Inc. (the “Company”):

(1)	Condensed Consolidated Balance Sheets as of March 31, 2010 (unaudited) and September 30, 2009

(2)	Condensed Consolidated Statements of Operations for the Three and Six Months ended March 31, 2010 and 2009 (unaudited)

(3)	Condensed Consolidated Statements of Cash Flows for the Six Months ended March 31, 2010 and 2009 (unaudited)

(4)	Notes to Condensed Consolidated Financial Statements (unaudited)

The financial statements referred to above should be read in conjunction with the Company’s audited financial statements for the fiscal year ended September 30, 2009 as filed with the Securities and Exchange Commission in our Annual Report on Form 10-K, filed March 31, 2010.

BELLAVISTA CAPITAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2010 AND SEPTEMBER 30, 2009

	March 31, 2010 (unaudited)	September 30, 2009 (Note 1)
ASSETS:
Cash and cash equivalents	$75,433	$44,422
Accounts receivable, net of allowance of $260,160 and $327,044 at March 31, 2010 and September 30, 2009, respectively	40,922	96,687
Loans receivable secured by real estate	3,896,421	6,091,228
Joint venture investments in real estate developments	7,846,112	7,401,674
Investments in real estate developments	9,879,056	15,696,998
Investments in rental property, net of accumulated depreciation of $204,576 and $157,246 at March 31, 2010 and September 30, 2009, respectively	7,438,365	3,901,221
Fixed assets, net of accumulated depreciation of $18,214 and $16,630 at March 31, 2010 and September 30, 2009, respectively	542	2,126
Other assets, net	256,945	302,626
Total assets	$29,433,796	$33,536,982

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Liabilities:
Secured notes payable and lines of credit	$6,648,311	$9,280,194
Unsecured notes payable	19,271	76,106
Accounts payable and accrued expenses	501,200	814,297
Total liabilities	7,168,782	10,170,597

Commitments and contingencies (see Note 10)	─	─

Shareholders’ Equity:
Common stock: par value $0.01, 50,000,000 shares authorized at March 31, 2010 and September 30, 2009; 11,171,433 shares issued and outstanding at March 31, 2010 and September 30, 2009	111,714	111,714
Additional paid-in capital	102,630,358	102,630,358
Accumulated deficit	(80,477,058)	(79,375,687)
Total shareholders’ equity	22,265,014	23,366,385
Total liabilities and shareholders’ equity	$29,433,796	$33,536,982

See accompanying notes to these condensed consolidated financial statements

BELLAVISTA CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2010 AND 2009
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
REVENUES:
Revenues from loans receivable	$ 44,134	$ 143,214	$ 110,505	$ 276,335
Revenues from joint venture investments in real estate developments	─	─	240,800	─
Revenues from sales of investments in real estate developments	1,760,623	130,833	6,267,548	885,833
REO property rental revenues	46,549	137,749	92,327	235,681
Rental revenue	183,648	96,400	289,195	192,519
Other Income	─	202,535	─	202,535
Total revenues	2,034,954	710,731	7,000,375	1,792,903
Cost of investments in real estate developments	(1,697,057)	(134,421)	(6,217,418)	(1,081,674)
Rental expenses	(112,124)	(58,624)	(189,984)	(122,215)
Gross profit	225,773	517,686	592,973	589,014

EXPENSES:
Legal and accounting expense	13,943	39,680	31,450	70,781
Board of directors fees	37,163	48,621	74,413	90,500
Asset management fee	55,000	55,511	115,000	206,236
Officers consulting fees for routine business operations – related party	23,800	40,290	42,350	57,914
D&O insurance expense	27,844	27,844	55,688	55,688
General and administrative expense	5,072	12,852	9,642	22,860
Reserve for uncollectible interest	70,000	40,983	80,005	93,915
Depreciation expense	792	1,557	1,584	3,114
BellaVista total operating expenses	233,614	267,338	410,132	601,008
REO carrying costs and expenses	170,712	227,224	403,364	356,313
Provision for impairment of real estate investments	270,255	90,307	497,509	2,943,295
Total operating expenses	674,581	584,869	1,311,005	3,900,616
Net loss from operations	(448,808)	(67,183)	(718,032)	(3,311,602)

OTHER INCOME (EXPENSE)
Interest income	─	─	─	1,081
Interest expense	(157,261)	(193,436)	(354,394)	(388,235)
Total other income (expense)	(157,261)	(193,436)	(354,394)	(387,154)
Net loss before tax	(606,069)	(260,619)	(1,072,426)	(3,698,756)
Income tax expense	(13,055)	─	(28,945)	─
Net loss allocable to common stock	$ (619,124)	$ (260,619)	$ (1,101,371)	$ (3,698,756)

Basic and diluted net loss per common share	$ (0.06)	$ (0.02)	$ (0.10)	$ (0.33)

Basic and diluted weighted-average shares outstanding	11,171,433	11,171,433	11,171,433	11,217,525

See accompanying notes to these condensed consolidated financial statements

BELLAVISTA CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 31, 2010 AND 2009
(Unaudited)

	Six Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(1,101,371)	(3,698,756)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	48,914	15,334
Gain on sale of fully impaired investments	(240,800)	—
Bad debt expense	80,005	93,915
Provision for impairment	497,509	2,943,295
Increase in accounts receivable	(24,240)	(96,340)
Decrease in other assets	45,681	130,879
Decrease in accounts payable and accrued expenses	(313,097)	(468,175)
Net cash used in operating activities	(1,007,399)	(1,079,848)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from repayments and sales of loans, joint venture investments and investments in real estate	6,866,649	1,518,376
Investments in loans, joint venture investments and investments in real estate	(339,521)	(1,381,212)
Net cash provided by investing activities	6,527,128	137,164
CASH FLOWS FROM FINANCING ACTIVITIES:
Stock repurchases	—	(734,015)
Borrowings under notes payable and lines of credit	675,000	2,400,225
Repayment of notes payable and lines of credit	(6,163,718)	(1,236,475)
Net cash provided by (used in) financing activities	(5,488,718)	429,735
Net increase (decrease) in cash and cash equivalents	31,011	(512,949)
Beginning cash and cash equivalents	44,422	636,346
Ending cash and cash equivalents	$75,433	$123,397

Cash paid for interest	$351,192	$368,912
Cash paid for income taxes and franchise fees	$—	—
Debt acquired through foreclosure	$2,800,000	$—

See accompanying notes to these condensed consolidated financial statements

BELLAVISTA CAPITAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.   ORGANIZATION AND BUSINESS:

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete annual financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three months and six months ended March 31, 2010 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

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

3.  LOANS RECEIVABLE SECURED BY REAL ESTATE:

As of March 31, 2010, loans receivable secured by real estate summarized by location consisted of the following:
Description	Amount Invested	Recognized Cumulative Impairments	Carrying Amount	In Default
SF Bay Area	$3,420,409	$548,381	$2,872,028	$1,232,619
California Central Valley	138,305	—	138,305	—
Southern California	375,888	89,800	286,088	—
Other States	600,000	—	600,000	—
Total	$4,534,602	$638,181	$3,896,421	$1,232,619

As of September 30, 2009, loans receivable secured by real estate summarized by location consisted of the following:
Description	Amount Invested	Recognized Cumulative Impairments	Carrying Amount	In Default
SF Bay Area	$5,074,264	$545,294	$4,528,970	$2,485,969
California Central Valley	866,958	—	866,958	800,000
Southern California	185,100	89,800	95,300	—
Other States	600,000	—	600,000	—
Total	$6,726,322	$635,094	$6,091,228	$3,285,969

Loans Receivable Secured by Real Estate consist of loans to real estate developers which are secured by deeds of trust on real property, pay interest monthly and generally have repayment guarantees from the principals of the borrowing entity.  As of March 31, 2010 $3,270,536 of these loans were secured by first trust deeds and $625,885 were secured by second trust deeds.  As of September 30, 2009 $3,804,883 of these loans were secured by first trust deeds and $2,286,345 were secured by second trust deeds.  As of March 31, 2010, four loans totaling $1,232,619 were in default under the terms of our loans and we have recognized cumulative impairments on three (3) of our loans receivable totaling $638,181.  As of September 30, 2009, six (6) loans totaling $3,285,969 were in default under the terms of our loans and we have recognized cumulative impairments on four (4) of our loans receivable totaling $635,094.

Provision for impairment of loans receivable secured by real estate amounted to $263,932 and $445,186 for the three and six months ended March 31, 2010, respectively. Provision for impairment of loans receivable secured by real estate amounted to zero for the three and six months ended March 31, 2009.

4.   JOINT VENTURE INVESTMENTS IN REAL ESTATE DEVELOPMENTS:

As of March 31, 2010, joint venture investments in real estate developments summarized by location consisted of the following:

Description	Amount Invested	Recognized Cumulative Impairments	Carrying Amount	Remaining Funding Obligation
SF Bay Area	$9,615,321	$2,865,604	$6,749,717	$—
California Central Valley	1,769,812	673,417	1,096,395	—
Southern California	7,484,906	7,484,906	—	—
Total	$18,870,039	$11,023,927	$7,846,112	$—

As of September 30, 2009, joint venture investments in real estate developments summarized by location consisted of the following:

Description	Amount Invested	Recognized Cumulative Impairments	Carrying Amount	Remaining Funding Obligation
SF Bay Area	$9,761,119	$2,654,605	$7,106,514	$—
California Central Valley	967,753	672,593	295,160	—
Southern California	7,484,906	7,484,906	—	—
Total	$18,213,778	$10,812,104	$7,401,674	$—

Joint Venture Investments in real estate developments consist of ADC loans and joint investments with real estate developers.  ADC Loans are loan arrangements that are typically secured by real property, provide for the payment of interest from an interest reserve established from loan funds and may also provide for the payment of a share of project profits.  Joint Venture investments are equity investments in operating entities formed for the purpose of developing real estate.  Our investment typically earns a preferred return calculated based on our investment amount at a specific rate during the term of the investment and a share of the project profits.  As of March 31, 2010, we have recognized cumulative impairments totaling approximately $11.0 million on six of our joint venture investments in real estate developments. As of September 30, 2009, we have recognized cumulative impairments totaling approximately $10.8 million on five of our joint venture investments in real estate developments.

Provision for impairment of joint venture investments in real estate developments amounted to $6,323 and $52,323 for the three and six months ended March 31, 2010, respectively. Provision for impairment of joint venture investments in real estate developments amounted to $90,307 and $1,237,378 for the three and six months ended March 31, 2009, respectively.

5.   INVESTMENTS IN REAL ESTATE DEVELOPMENTS:

Investments in Real Estate Developments (REOs) include real estate development projects we own, either directly or through a subsidiary company we own or control.  As of March 31, 2010, our investments in real estate developments summarized by location consisted of the following:

Description	Amount Invested (net of payments)	Recognized Cumulative Impairment	Carrying Amount	Costs to Complete
SF Bay Area	$11,390,146	$1,511,090	$9,879,056	$426,420

As of September 30, 2009, investments in real estate developments summarized by location consisted of the following:

Description	Amount Invested (net of payments)	Recognized Cumulative Impairment	Carrying Amount	Costs to Complete
SF Bay Area	$20,581,120	$4,884,122	$15,696,998	$426,420

Provision for impairment of investments in real estate developments amounted to zero for the three and six months ended March 31, 2010. Provision for impairment of investments in real estate developments amounted to zero and $1,705,917 for the three and six months ended March 31, 2009, respectively.

6.  INVESTMENTS IN RENTAL PROPERTY:

Investment in rental property at March 31, 2010 and September 30, 2009 consisted of the following:

	March 31, 2010	September 30, 2009
Land	$2,940,515	$1,076,589
Buildings	4,689,896	2,969,348
Furniture, Fixtures & Equipment	12,530	12,530
Total Rental Property	7,642,941	4,058,467
Accumulated depreciation	(204,576)	(157,246)
Rental Property, net	$7,438,365	$3,901,221

Depreciation expense amounted to $28,005 and $47,330 for the three and six months ended March 31, 2010, respectively compared with $6,462 and $12,220 for the three and six months ended March 31, 2009, respectively.

7.  FIXED ASSETS:

Fixed assets at March 31, 2010 and September 30, 2009 consisted of the following:

	March 31, 2010	September 30, 2009
Computer equipment	$18,756	$18,756
Accumulated depreciation	(18,214)	(16,630)
Fixed assets, net	$542	$2,126

Depreciation expense was $792 and $1,584 for the three and six months ended March 31, 2010, respectively, compared with $1,557 and $3,114 for the three and six months ended March 31, 2009, respectively.

8.  NOTES PAYABLE AND LINES OF CREDIT:

Notes payable and lines of credit at March 31, 2010 and September 30, 2009 consisted of the following:

	March 31, 2010	September 30, 2009
Gilmartin secured note	$—	$2,450,000
Cummings Park secured note	925,804	2,320,424
Frank Norris secured note	347,507	2,284,770
Alum Rock secured note	2,800,000	—
Brighton line of credit	1,500,000	1,500,000
Pulgas line of credit	1,075,000	725,000
Total	$6,648,311	$9,280,194

The Gilmartin note was secured by a deed of trust on one of our investments.  This note was secured by a luxury home on Gilmartin Avenue in Tiburon, CA.  It bore interest at the Wells Fargo Prime Rate plus 2.0% (5.25% at March 31, 2010 and September 30, 2009).  The note matured on June 5, 2008, and was extended to December 31, 2009.  This Note was paid off in December of 2009 upon the sale of this property.

The Cummings Park secured note was originated for the purpose of financing the construction of a residential and retail mixed use project in East Palo Alto, California.  The original amount of the note was $14.9 million. The loan is owed by Cummings Park Associates, LLC and is secured by the real property that is fully owned by the Company.  The loan bears interest at Prime plus 2% with a floor of 6.75%, (6.75% at March 31, 2010 and September 30, 2009) and matured on June 30, 2010. Interest-only payments are due monthly on the outstanding balance of the note.  Principal payments will be made from the proceeds when units are sold.  Payments made under this note amounted to $1,394,620 during the six months ended March 31, 2010.

The Frank Norris secured note was assumed by the Company in 2008.  The note is secured by the Frank Norris Condominium Inc. property that is fully owned by the Company.  The loan bears interest at The Wall Street Journal Prime rate plus 1% with a floor of 6.5% (6.5% at March 31, 2010 and September 30, 2009) and matures on April 15, 2012. Payments made under this note amounted to $1,937,263 during the six months ended March 31, 2010.

The Alum Rock secured note was assumed by the Company as a result of its completed foreclosure of this 14 unit retail property in San Jose, CA.  The terms of the $2.8 million note were modified when the Company assumed the note.  The maturity date of the note was extended until March 1, 2013 and the note bears interest at 7.5% for the first year, 8.5% for the second year, and 9.5% for the final year of the extension.  Interest-only payments are due monthly on the outstanding balance.   The property is currently 100% leased with income that covers the interest payments  on this note and other associated operating expenses.

The $1.5 million Brighton line of credit is secured by our Brighton rental property in Modesto, California through our wholly-owned investment in MSB Brighton LLC.  The line bears interest at 11.5%. Interest-only payments are due monthly on the outstanding balance.  The line matures on October 1, 2011.  The outstanding balance of this line as of March 31, 2010 is $1,500,000 of which $1,045,000 is owed to two related parties and the remaining balance of $455,000 is owed to unrelated private lenders.  There were no payments or draws made on this line  during the six months ended March 31, 2010.

The $1.5 million Pulgas line of credit, of which $1,075,000 is outstanding as of March 31, 2010, is secured by one of our direct investments in real estate in East Palo Alto, CA.  The line bears interest at 11.5%.  Interest-only payments are due monthly on the outstanding balance. . The line matures on February 1, 2012 and is  due to certain related parties.  Payments made under this line amounted to $325,000 and draws on this line amounted to $675,000 during the six months ended March 31, 2010.

9.  SHAREHOLDERS’ EQUITY:

There is currently no public trading market for our stock.  We are authorized to issue up to 50,000,000 shares of Common Stock.  As of March 31, 2010 we have repurchased and cancelled 1,564,097 shares in connection with legal settlements and 6,747,822 shares under tender offers at various prices.  At March 31, 2010 and September 30, 2009 we had 11,171,433 shares of Common Stock outstanding.

The Company has not declared or paid any dividends on its capital stock during the period from January 1, 2005 through the date of this report.

For the three and six months ended March 31, 2010 the Company made no stock repurchases or cancellations. During the year ended September 30, 2009 the Company repurchased and cancelled 419,437 shares of stock for approximately $734,000.

10.   COMMITMENTS AND CONTINGENCIES

Litigation
As of March 31, 2010, the Company was involved in the following litigation in which claims for damages would be material if the plaintiff prevailed and there is at least a reasonable possibility that a loss may have occurred:

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

Eden CDM v MAC Homes, LLC
This action was initiated in the Superior Court of the State of California for the County of Alameda on July 20, 2009.  The plaintiff is Eden CDM (“Eden”), the general contractor hired to build the MacArthur project.  The defendant is MAC Homes, LLC (“MAC Homes”), the developer and Bella Vista’s joint venture partner.  The plaintiff is seeking the retention amounts not paid at completion and legal fees.  The contract with the general contractor had penalty provisions for delayed completion, which the Company strongly believes are owed by the general contractor and are greater than the retention amounts sought.  The Company has retained expert construction litigation counsel on behalf of MAC Homes.  The Company believes it has a very strong position as a result of Eden's lengthy delay in delivery of the completed project.  A mediation session was held on October 7, 2009 which did not lead to a resolution of this dispute.  Discovery and depositions are now underway.

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

Brighton line of credit
The $1.5 million line of credit had an outstanding balance of $1.5 million as of March 31, 2010 and September 30, 2009.  The line is secured by our MSB Brighton rental property in Modesto, California through our wholly-owned investment in MSB Brighton LLC.  The line bears interest at 11.5% and matures on October 1, 2011.  Interest-only payments are due monthly on the outstanding balance.  This line of credit is partially funded by two of our directors, Mr. William Offenberg and  Mr. Jeffrey Black.  Of the $1.5 million outstanding balance, $1,045,000 and $1,345,000 is owed to these two related parties at March 31, 2010 and September 30, 2009, respectively. During the six months ended March 31, 2010, Mr. Offenberg sold and assigned $300,000 of his portion of the note balance to other unrelated third parties.

	Six Months Ended March 31, 2010	Activity from Inception: Oct 30, 2008 March 31,2010
Balance of Line - Brighton
William Offenberg	$395,000	$395,000
Jeffrey Black	$650,000	$650,000
Unrelated third parties	$455,000	$455,000
Advances to the Company
William Offenberg	$—	$1,120,000
Jeffrey Black	$—	$350,000
Unrelated third parties	$—	$30,000
Repayments to the Lenders
William Offenberg	$—	$—
Jeffrey Black	$—	$—
Interest paid or payable
William Offenberg	$41,640	$132,641
Jeffrey Black	$40,801	$86,896

Pulgas line of credit
The $1.5 million line of credit had an outstanding balance of $1,075,000 and $725,000 as of March 31, 2010 and September 30, 2009, respectively.  The line is secured by one of our direct investments in real estate in East Palo Alto, California.  The line bears interest at 11.5% and matures on February 1, 2012.  Interest-only payments are due monthly on the outstanding balance.  This line of credit was initially funded by two of our directors, Mr. William Offenberg and Mr. Jeffrey Black.  The entire outstanding balance of $1,075,000 as of March 31, 2010 was owed to Mr. William Offenberg.  The balance of $725,000 at September 30, 2009, was owed to these two related parties. During the six months ended March 31, 2010, Mr. Black sold and assigned $75,349 of his portion of the note balance to Mr. Offenberg.

	Six Months Ended March 31, 2010	Activity from Inception: Jan 20, 2009 –March 31,2010
Balance of Line - Pulgas
William Offenberg	$1,075,000	$1,075,000
Jeffrey Black	$—	$—
Advances to the Company
William Offenberg	$675,000	$2,400,000
Jeffrey Black	$—	$300,000
Repayments to the Lenders
William Offenberg	$249,651	$1,325,000
Jeffrey Black	$75,349	$300,000
Interest paid or payable
William Offenberg	$43,442	$100,715
Jeffrey Black	$1,030	$13,695

 12.   SUBSEQUENT EVENTS:

Secured notes payable lines of credit
As of August 15, 2010 the total amount of secured debt that the Company and its subsidiaries have in aggregate is $6,705,804 which includes $2,800,000 of additional debt assumed upon the foreclosure of the Alum Rock retail property in San Jose in January 2010.  Excluding the debt assumed from the Alum Rock foreclosure, the Company has decreased its debt by $5,374,390 or 57.9% since September 30, 2009.  This decrease in debt is primarily due to the repayment of various mortgage obligations associated with the sale of properties  during this period and the repayment of certain debt as required by  the lending banks  as a condition to the release of these properties.  Of the total amount of debt currently owed by the Company $2,980,000 is attributable to the Brighton and Pulgas secured lines of credit.

Sale of Frank Norris Condominium, Inc. Units
Frank Norris Inc, a wholly owned subsidiary, has completed the sale of ten (10) condominium units at the Frank Norris project on Polk Street in San Francisco.  Three of these sales occurred after March 31, 2010 with gross proceeds amounting to $1,220,000.  Out of the total proceeds from the sale of the three (3) units, $347,507 was used to pay off the outstanding balance of the Frank Norris secured note owed to East West Bank, and the Company used the remaining proceeds to pay various operating and REO expenses as well as pay repay the other debt of the Company.

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

RESULTS OF OPERATIONS

Revenues

Revenues from Loans Receivable
We reported revenues totaling $44,134 and $110,505 for the three and six months ended March 31, 2010, respectively compared with $143,214 and $276,335 for the three and six months ended March 31, 2009, respectively.  The decrease in revenues was due to a decrease in the average amount invested in these loans during the comparable periods and a decline in our average return due to nonperforming loans in the portfolio.

Revenues from Joint Venture Investments in Real Estate Developments
We reported no revenues and $240,800 for the three and six months ended March 31, 2010, respectively compared with no revenues for the three and six months ended March 31, 2009.  These revenues are derived from repayment of loans and equity participations.  These proceeds represent only a return of our capital investment.

Revenues from Sale of Investments in Real Estate Developments
We reported revenues totaling $1,760,623 and $6,267,548 for the three and six months ended March 31, 2010, respectively compared with $130,833 and $885,833 for the three and six months ended March 31, 2009, respectively.  This increase was due to the sale of condominium units at the Frank Norris project on Polk Street in San Francisco and the sale of our Gilmartin project, a single family home in Marin County.  The net proceeds from these sales were used to repay the debt associated with these investment and the remaining proceeds were used to pay various operating and REO expenses and the repayment of other Company debt.

REO Property Rental Revenues
We reported revenues totaling $46,459 and $92,327 for the three and six months ended March 31, 2010, respectively compared with $137,749 and $235,681 for the three and six months ended March 31, 2009, respectively.  The decrease is due to the sale of several of our properties that had previously been used as rental units.

Rental Revenue
We reported revenues totaling $183,648 and $289,195 for the three and six months ended March 31, 2010, respectively, compared with $96,400 and $192,519 for the three and six months ended March 31, 2009, respectively.  The increase is due to an increase in the number of apartment units rented at the Brighton project and from the rental revenues collected as a result of the foreclosure on the Alum Rock retail property.  The associated rental expenses including depreciation were $112,124 and $189,984 for the three and six months ended March 31, 2010, respectively compared with $58,624 and $122,215 for the three and six months ended March 31, 2009, respectively.

Expenses
As a result of the continuing downturn in the real estate market and significant uncertainties associated with future investments, we have discontinued originating any new equity or subordinated debt investments and ceased originating new trust deed investments.  In order to streamline the operations of the company and reduce operating expenses to compensate for the eroding market conditions and declining property values,  the Board of Directors determined in 2007 that the best course of action to preserve shareholder’s value was to begin implementation of a restructuring program.  The Board has continued to make significant progress under this program which has ultimately resulted in significant operating cost savings and increased efficiencies, including: closing the Palo Alto office, terminating all direct employees, outsourcing the administration and asset management functions and enlisting a Board member to function as CFO on an as needed consulting basis and another board member to assume the CEO responsibilities on an as-needed consulting basis.  In addition, in 2010 the Board continued to optimize the operating and expenses structure by decreasing the size of the Board from 4 to 3 members and consolidating the CEO and CFO positions, enlisting one Board member to assume these functions on an as needed consulting basis.

We group our expenses in three categories: BellaVista operating expenses, REO expenses, and impairments.  BellaVista operating expenses are associated with the ongoing operations of the Company.  REO expenses include all of the carrying costs for REO properties such as property taxes, insurance, maintenance, marketing, legal, debt service and general and administrative expenses.

BellaVista total operating expenses before REO expenses and provision for impairment (including controllable, nonrecurring and non-cash expenses) were $233,614 and $410,132 for the three and six months ended March 31, 2010, respectively, compared with $267,338 and $601,008 for the three and six months ended March 31, 2009, respectively.   The BellaVista operating expenses for the three and six months ended March 31, 2010 include non-cash items for reserve for uncollectible interest and depreciation of fixed assets of approximately $70,792 and $81,589, respectively compared with $42,540 and $97,029 for the same periods in 2009 .  Excluding these non-cash items of reserve for uncollectible interest expense and depreciation expense, BellaVista operating expenses would have been $162,822 and $328,543 for the three and six months ended March 31, 2010, respectively, compared with $224,798 and $503,979 for the three and six months ended March 31, 2009, respectively.

During the three and six months ended March 31, 2010, REO expenses were $170,712 and $403,364, respectively compared with $227,224 and $356,313 for the three and six months ended March 31, 2009, respectively.  This increase during the six months ended March 31, 2010 is due to the increased number of REO properties.

We recorded impairment charges totaling $270,255 and $497,509 for the three and six months ended March 31, 2010, respectively, compared with $90,307 and $2,943,295 for the three and six months ended March 31, 2009, respectively.  The impairments reported during the three months ended March 31, 2010 were related to certain investments whose values had declined due to the continuing decreases in real estate prices and longer than normal projected marketing periods.  We have impaired these investments based on our estimate of the decrease in value and the increase in carrying and operating costs associated with either holding or renting these properties for periods longer than originally projected due to the continued weakness and highly uncertain conditions in the real estate and credit markets.  The impairment charges for the  six months ended March 31, 2010 compared to the  six months ended March 31, 2009 were substantially less because the Company has sold a number of the affected properties during the past year.

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

Sources of Cash
At March 31, 2010, we had cash and cash equivalents of $75,433.  As of March 31, 2010, our primary sources of liquidity were proceeds from the sale of our completed investments in REO properties, investments in trust deeds that paid interest monthly, and our lines of credit and cash on hand.

We typically receive repayment on our investments when the development project has been completed and sold or refinanced to third parties.  Accordingly, our repayments are a function of our developers’ ability to complete and sell the development properties in which we have invested.  During the six months ended March 31, 2010 we received repayments, totaling approximately $6.9 million compared with approximately $1.5 million during the six months ended March 31, 2009.  Due to the continued weakness and uncertainty in the real estate and credit markets in 2010, we believe that there is a high degree of uncertainty in estimating the timing of the sales or the amount of proceeds we might receive from the future sale of our properties.

It is possible that our repayments may not be sufficient to meet our commitments including REO and operating expenses and we may be forced to sell assets or seek financing at terms that may be unfavorable.  This would have a negative impact on the estimated net realizable value of our assets.

As of March 31, 2010 the total balance owed on the two lines of credit, which are secured by trust deeds recorded on the Brighton and Pulgas properties, amounted to $2,575,000.

As of August 15, 2010 the total amount of secured debt that the Company and its subsidiaries have in aggregate is $6,705,804 which includes $2,800,000 of additional debt assumed upon the foreclosure of the Alum Rock retail property in San Jose in January 2010.  Excluding the debt assumed from the Alum Rock foreclosure, the Company has decreased its debt by $5,374,390 or 57.9% since September 30, 2009.  This decrease in debt is primarily due to the repayment of various mortgage obligations associated with the sale of properties during this period and the repayment of certain debt as required by the lending banks as a condition to the release of these properties.  Of the total amount of debt currently owed by the Company $2,980,000 is attributable to the Brighton and Pulgas secured lines of credit.

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

Going forward, on an as needed basis the Company expects to continue to borrow against its real estate assets or sell its real estate projects in order to fund REO expenses, operating expenses, and retire the Company’s indebtedness.  The Company has real estate assets which it believes it can use as collateral for additional borrowing if such borrowing is necessary to satisfy its cash needs.  We have no current arrangements to borrow against these additional real estate assets and can offer no assurance as to the availability or terms of any such additional debt financing.  We believe, however, that we will be able to obtain loans or lines of credit secured by these assets should the need arise.

Uses of Cash
We invested approximately $0.3 million in the completion of continuing development projects during the six months ended March 31, 2010, compared with approximately $1.4 million during the six months ended March 31, 2009.  At March 31, 2010, we estimated the costs to complete our Investments in Real Estate Developments plus the remaining funding obligation on our Joint Venture Investments in Real Estate developments to be approximately $426,000.  The majority of these estimated costs relates to tenant improvements at the remaining retail space in East Palo Alto and will not be incurred until a tenant has been secured; consequently the timing is currently unknown.

Stock Repurchases and Cancellations
The Company made no stock repurchases or cancellations during the six months ended March 31, 2010 compared with approximately $734,000 for the same period in 2009.

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

During the period from June 2005 to March 2010, the Company has not used its funds to pay dividends or distributions or, except in certain extraordinary circumstances, to redeem shares.  Such extraordinary circumstances have included Company tender offers in response to unsolicited third party tender offers which the Board deemed inadequately priced and opportunistic.  The Board will determine the timing and terms of any future share redemptions based on available liquidity, net realizable value, and assessment of the risk profile for each of the investments in the portfolio.

The information presented below reconciles the differences between the carrying value of our investments based on US GAAP and the estimated realizable value of our investments.

	March 31, 2010	September 30, 2009
Loans receivable secured by real estate	$3,896,421	$6,091,228
Joint venture investments in real estate developments	7,846,112	7,401,674
Investments in real estate developments	9,879,056	15,696,998
Investments in rental property	7,438,365	3,901,221
Total investments in real estate per US GAAP	29,059,954	33,091,121
Collectible interest and preferred return not reportable per US GAAP	1,948,754	1,948,754
Estimated realizable value of investments in real estate	$31,008,708	$35,039,875

Net Realizable Value of Assets per Share
The following calculation determines the estimated net realizable value per share of stock:

	March 31, 2010	September 30, 2009
Cash & cash equivalents	$75,433	$44,422
Other assets	298,409	401,439
Estimated realizable value of investments in real estate	31,008,708	35,039,875
Total realizable assets	31,382,550	35,485,736
Accounts and notes payable	(7,168,782)	(10,170,597)
Estimated net realizable assets	24,213,768	25,315,139
Shares outstanding	11,171,433	11,171,433
Estimated net realizable assets per share	$2.17	$2.27

Our estimated net realizable value of assets per share (NRV) was $2.17 as of March 31, 2010, representing a decrease of $0.05 during the three months ended March 31, 2010 as compared to the December 31, 2009 NRV of $2.22, and a decrease of $0.10 during the six months ended March 31, 2010 as compared to the September 30, 2009 NRV of $2.27.

The decrease was primarily attributable to decreases in the estimated realizable value of our investments, and secondarily attributable to the ongoing REO carrying costs and operational expenses.

Critical Accounting Policies and Estimates
Management's Discussion and Analysis of Financial Condition and Results of Operation covers our financial statements, which have been prepared in accordance with accounting principles generally, accepted in the United States.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On an on-going basis, management evaluates its estimates and judgments, including those related to the valuation of our assets and liabilities.  Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  Management believes the following critical accounting policies, among others, affect the most significant judgments and estimates used in the preparation of its consolidated financial statements.

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

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as of March 31, 2010.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Not applicable.

ITEM 4.   CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2010.  Based on this evaluation, as a result of the significant deficiency in internal controls over financial reporting as previously disclosed in our Annual Report on Form 10-K for the twelve months ended September 30, 2009 filed with the Securities and Exchange Commission on March 31, 2010, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not fully effective to ensure that all information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

  Additional factors may adversely affect the value of, and our income from, specific properties, including:

·	adverse changes in the perceptions of prospective purchasers of the attractiveness of the property;

·	opposition from local community or political groups with respect to development or construction at a particular site;

·	a change in existing comprehensive zoning plans or zoning regulations that impose additional restrictions on use or requirements with respect to our property;

·	our inability to provide adequate management and maintenance or to obtain adequate insurance;

·	an increase in operating costs; and

·	new development of a competitor's property in or in close proximity to one of our current markets;

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

·
The subprime mortgage financial crisis beginning in 2008 brought about a rise in defaults and home foreclosures.  It has also caused tighter lending standards.  All this combined has driven down home prices and affected consumer confidence.  The negative effect of the home mortgage lending crisis has continued to affect the Company’s ability to sell its properties  and secure financing.

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

•	changes in the national, regional, and local economic climates;
•	local conditions, such as an oversupply of apartments or other housing available for rent, or a reduction in demand for apartments in the area;

•	declines in the financial condition of our tenants, which may make it more difficult for us to collect rents from some tenants;
•	changes in market rental rates;

•	declines in mortgage interest rates, making alternative housing more affordable;
•	government or builder incentives which enable first time home buyers to put little or no money down, making alternative housing options more attractive;

•	a continued economic downturn which simultaneously affects one or more of our geographical markets; and
•	increased operating costs, if these costs cannot be passed through to residents.

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

Investments through joint ventures involve risks not present in investments in which we are the sole investor
We have invested and may continue to invest as a joint venture partner in joint ventures.  These investments involve risks, including the possibility the other joint venture partner may have business goals which are inconsistent with ours, be in a position to take action or withhold consent contrary to our requests, or become insolvent and require us to assume and fulfill the joint venture’s financial obligations.  We and our joint venture partner may each have the right to initiate a buy-sell arrangement, which could cause us to sell our interest, or acquire our joint venture partner’s interest, at a time when we otherwise would not have entered into such a transaction.  Each joint venture agreement is individually negotiated, and our ability to operate and/or dispose of these investments  in our sole discretion may be limited to varying degrees depending on the terms of the joint venture agreement.

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

Variable rate debt is subject to interest rate risk
We have mortgage debt with varying interest rates dependent upon certain market indexes such as the Prime rate.    We may incur additional variable rate debt in the future.  Increases in interest rates on variable rate debt would increase our interest expense, unless we make arrangements which hedge the risk of rising interest rates, which would adversely affect net income and cash available for payment of our debt obligations.

Issuances of additional debt may adversely impact our financial condition
Our capital requirements depend on numerous factors, including the occupancy rates of our apartment properties, development and capital expenditures, and costs of operations.  If our capital requirements vary materially from our plans, we may require additional financing earlier than anticipated.  If we issue or assume more debt, we could become more leveraged, resulting in increased risk of default on our obligations and an increase in our debt service requirements, both of which could adversely affect our financial condition and ability to access debt in the future.

Insurance and Environmental Risks
In addition to these other significant business and financial risks, including but not limited to liquidity, the prevailing real estate market, fluctuations in prevailing interest rates, timely completion of projects by developers, we can be  subject to uninsured risks such as earthquake and other casualty damage that may be uninsurable or insurable only at economically unfeasible costs, and potential environmental liabilities relating to properties on which we have made investments or received through foreclosure.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(a)	Not Applicable.

(b)	Not Applicable.

(c)  Not Applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.
Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
[Reserved].

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

Dated:	September 21, 2010	/s/ WILLIAM OFFENBERG
William Offenberg
Chief Executive Officer and Chief Financial Officer
BellaVista Capital, Inc.