Form 10-Q
period 2010-06-30
BELLAVISTA CAPITAL INC
filed 2011-03-25
CIK 1086670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of the registrant’s only class of common equity, its common stock, outstanding as of March 15, 2011: 11,171,433

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Attached are the following unaudited financial statements of BellaVista Capital, Inc., formerly known as Primecore Mortgage Trust, Inc. (the “Company”):

(1)	Condensed Consolidated Balance Sheets as of June 30, 2010 (unaudited) and September 30, 2009

(2)	Condensed Consolidated Statements of Operations for the Three Months and Nine Months ended June 30, 2010 and 2009 (unaudited)

(3)	Condensed Consolidated Statements of Cash Flows for the Nine Months ended June 30, 2010 and 2009 (unaudited)

(4)	Notes to Condensed Consolidated Financial Statements (unaudited)

The financial statements referred to above should be read in conjunction with the Company’s audited financial statements for the fiscal year ended September 30, 2009 as filed with the Securities and Exchange Commission in our Annual Report on Form 10-K, filed March 31, 2010.

BELLAVISTA CAPITAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2010 AND SEPTEMBER 30, 2009

	June 30, 2010 (unaudited)	September 30, 2009 (Note 1)
ASSETS:
Cash and cash equivalents	$14,504	$44,422
Accounts receivable, net of allowance of $260,160 and $327,044 at June 30, 2010 and September 30, 2009, respectively	47,282	96,687
Loans receivable secured by real estate	4,635,719	6,091,228
Joint venture investments in real estate developments	7,186,672	7,401,674
Investments in real estate developments	8,740,311	15,696,998
Investments in rental property, net of accumulated depreciation of $234,513 and $157,246 at June 30, 2010 and September 30, 2009, respectively	7,194,628	3,901,221
Fixed assets, net of accumulated depreciation of $18,756 and $16,630 at June 30, 2010 and September 30, 2009, respectively	-	2,126
Other assets, net	271,138	302,626
Total assets	$28,090,254	$33,536,982

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Liabilities:
Secured notes payable and lines of credit	$6,725,804	$9,280,194
Unsecured notes payable	-	76,106
Accounts payable and accrued expenses	406,658	814,297
Total liabilities	7,132,462	10,170,597

Commitments and contingencies (see Note 10)	─	─

Shareholders’ equity:
Common stock: par value $0.01, 50,000,000 shares authorized, 11,171,433 issued and outstanding at June 30, 2010 and September 30, 2009	111,714	111,714
Additional paid-in capital	102,630,358	102,630,358
Accumulated deficit	(81,784,280)	(79,375,687)
Total shareholders’ equity	20,957,792	23,366,385
Total liabilities and shareholders’ equity	$28,090,254	$33,536,982

See accompanying notes to these condensed consolidated financial statements

BELLAVISTA CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2010 AND 2009
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
REVENUES:
Revenues from loans receivable	$71,612	$75,656	$182,117	$351,991
Revenues from joint venture investments in real estate developments	-	-	240,800	-
Revenues from sales of investments in real estate developments	1,220,000	4,392,680	7,487,548	5,278,513
REO property rental revenues	40,508	-	132,835	235,680
Rental revenues	188,985	99,026	478,180	291,545
Other Income	-	-	-	202,536
Total revenues	1,521,105	4,567,362	8,521,480	6,360,265
Cost of investments in real estate developments	(1,167,793)	(4,575,256)	(7,385,211)	(5,656,930)
Rental expenses	(117,378)	(58,956)	(307,362)	(181,171)
Gross profit (loss)	235,934	(66,850)	828,907	522,164

EXPENSES:
Legal and accounting expense	21,087	34,235	52,537	105,016
Board of directors fees	29,226	58,397	103,639	148,897
Asset management fee	52,500	67,351	167,500	273,587
Officers consulting fees for routine business operations – related party	27,175	52,136	69,525	110,050
D&O insurance expense	27,843	27,844	83,531	83,531
General and administrative expense	4,478	9,538	14,120	32,398
Reserve for uncollectible interest	-	49,413	80,005	143,328
Depreciation expense	542	215	2,126	3,329
BellaVista total operating expenses	162,851	299,129	572,983	900,136
REO carrying costs and expenses	197,273	434,790	600,637	791,102
Provision for impairment of real estate investments	1,010,342	514,861	1,507,851	3,458,156
Total operating expenses	1,370,466	1,248,780	2,681,471	5,149,394
Net loss from operations	(1,134,532)	(1,315,630)	(1,852,564)	(4,627,230)

OTHER INCOME (EXPENSE)
Interest income	-	-	-	1,081
Interest expense	(173,490)	(209,818)	(527, 884)	(598,054)
Total other income (expense)	(173,490)	(209,818)	(527,884)	(596,973)
Net loss before tax	(1,308,022)	(1,525,448)	(2,380,448)	(5,224,203)
Income tax benefit (expense)	800	(800)	(28,145)	(800)
Net loss allocable to common stock	$(1,307,222)	$(1,526,248)	$(2,408,593)	$(5,225,003)

Basic and diluted net loss per common share	$(0.12)	$(0.14)	$(0.22)	$(0.47)

Basic and diluted weighted-average shares outstanding	11,171,433	11,171,433	11,171,433	11,202,161

See accompanying notes to these condensed consolidated financial statements

BELLAVISTA CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30, 2010 AND 2009
(Unaudited)

	Nine Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(2,408,593)	(5,225,003)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	79,393	21,934
Gain on sale of fully impaired investments	(240,800)	-
Bad debt expense	80,005	143,328
Provision for impairment	1,507,851	3,458,156
Increase in accounts receivable and interest receivable	(30,600)	(68,305)
Decrease in other assets	31,488	274,802
Decrease in accounts payable and accrued expenses	(407,639)	(510,931)
Net cash used in operating activities	(1,388,895)	(1,906,019)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from repayments and sales of loans, joint venture investments and investments in real estate	8,192,930	6,137,687
Investments in loans, joint venture investments and investments in real estate	(1,403,457)	(1,620,559)
Net cash provided by investing activities	6,789,473	4,517,128
CASH FLOWS FROM FINANCING ACTIVITIES:
Stock repurchases	-	(734,004)
Borrowings under notes payable and lines of credit	1,100,000	3,225,225
Repayment of notes payable and lines of credit	(6,530,496)	(5,551,409)
Net cash used in financing activities	(5,430,496)	(3,060,188)
Net decrease in cash and cash equivalents	(29,918)	(449,079)
Beginning cash and cash equivalents	44,422	636,346
Ending cash and cash equivalents	$14,504	$187,267

Cash paid for interest	$527,884	$606,819
Cash paid for income taxes	$28,145	$800
Debt acquired through foreclosure	$2,800,000	$-

See accompanying notes to these condensed consolidated financial statements

1.   ORGANIZATION AND BUSINESS:

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete annual financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three months and nine months ended June 30, 2010 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

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

Organization
BellaVista Capital, Inc., a Maryland corporation (the Company, BellaVista, BVC, our, we), was formed on March 18, 1999 and commenced operations effective May 1, 1999.  We have been engaged in the business of investing in real estate development projects, primarily in California.  Our investments are structured as loans secured by real estate, loans made to real estate development entities and joint venture investments in real estate development entities.  We are organized in a single operating segment for purposes of making operating decisions and assessing performance.  In addition, BellaVista Capital, Inc. is the 100% shareholder of Sands Drive San Jose, Inc., and Frank Norris Condominiums Inc., both of which are California corporations formed for the purpose of developing and selling residential real estate. The Company holds a 100% interest in Cummings Park Associates, LLC, a California Limited Liability Company formed to develop and sell a mixed use residential and retail project in East Palo Alto California. The Company also holds a 100% interest in MSB Brighton LLC, a California Limited Liability Company, (“Brighton”) and Brighton currently owns and operates a residential rental property.

The financial statements are presented on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business as the company proceeds with is previously discussed plans for a controlled liquidation and repurchase of existing shares.  The Company has experienced significant losses and expects to continue to generate negative cash flows due to Real Estate Owned (REO) and operating expenses.   The Company’s ability to continue as a going concern is, therefore, dependent upon its ability and the timing to sell its existing real estate investments and obtain additional funds from those net proceeds and further borrowings, if necessary.  Failure to do so would result in a depletion of its available funds. The Company believes that it currently has sufficient cash and financial resources to meet its REO and operating requirements over the next year.

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

Investments in Real Estate Developments
Investments in Real Estate Development, (“IRED”) represent development projects that the Company has obtained through foreclosure of its mortgage loans or controls by virtue of its operating agreements with development entities, and relate to real properties for which the Company has a controlling ownership interest.  We consolidate the assets and liabilities of these IREDs  in our financial statements.  The Company’s basis in these projects is the carrying amount of the project at the time of loan foreclosure.  Management conducts a review for impairment of these assets on an investment-by-investment basis whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, but not less frequently than quarterly.  Impairment is recognized when estimated expected future cash flows (undiscounted and without interest charges), typically from the sale of a completed property, are less than the carrying amount of the investment, which does not include accrued interest and points.  The estimation of expected future net cash flows is inherently uncertain and relies to a considerable extent on assumptions regarding current and future economic and market conditions.  If, in future periods, there are changes in the estimates or assumptions incorporated into the impairment review analysis, the changes could result in an adjustment to the carrying amount of the investments.  To the extent impairment has occurred, the excess of the carrying amount of the investment over its estimated fair value, less estimated selling costs, is charged to operations.

Cash and Cash Equivalents
Cash and cash equivalents include cash held in financial institutions and other highly liquid short-term investments with original maturities of three months or less.

Fixed Assets
Fixed assets, which include equipment and furniture, are carried at cost less accumulated depreciation.  Depreciation and amortization is recorded using the straight-line method over the estimated useful life of the asset.  Furniture and equipment have useful lives ranging from 3 to 7 years.  Buildings have useful life of 30 to 40 years.

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

Reclassifications
Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.  These reclassifications have no effect on previously reported financial position or performance.

New Accounting Pronouncements
The FASB issued Accounting Standard Update (ASU) 2009-17, Consolidations (Topic 810) - Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. ASU 2009-17 changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. This determination is based on, among other things, the other entity’s purpose and design and the Company’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. ASU 2009-17 also required additional disclosures concerning an enterprise’s continuing involvement with variable interest entities. ASU 2009-17 is effective at the start of the Company’s first fiscal year beginning after November 15, 2009. The adoption is not expected to have an effect on the Company’s financial position, results of operations, or cash flows.

3.  LOANS RECEIVABLE SECURED BY REAL ESTATE:

As of June 30, 2010, loans receivable secured by real estate summarized by location consisted of the following:

Description	Amount Invested	Recognized Cumulative Impairments	Carrying Amount	In Default
SF Bay Area	$3,762,407	$548,381	$3,214,026	$1,232,619
California Central Valley	551,008	—	551,008	—
Southern California	355,801	89,800	266,001	—
Other States	604,684	—	604,684	600,000
Total	$5,273,900	$638,181	$4,635,719	$1,832,619

As of September 30, 2009, loans receivable secured by real estate summarized by location consisted of the following:

Description	Amount Invested	Recognized Cumulative Impairments	Carrying Amount	In Default
SF Bay Area	$5,074,264	$545,294	$4,528,970	$2,485,969
California Central Valley	866,958	—	866,958	800,000
Southern California	185,100	89,800	95,300	—
Other States	600,000	—	600,000	—
Total	$6,726,322	$635,094	$6,091,228	$3,285,969

Loans Receivable Secured by Real Estate consist of loans to real estate developers which are secured by deeds of trust on real property, pay interest monthly and generally have repayment guarantees from the principals of the borrowing entity.  As of June 30, 2010 $3,617,218 of these loans was secured by first trust deeds and $1,018,501 was secured by second trust deeds.  As of September 30, 2009 $3,804,883 of these loans was secured by first trust deeds and $2,286,345 was secured by second trust deeds.  As of June 30, 2010, four (4) loans totaling $1,832,619 were in default under the terms of our loans and we have recognized cumulative impairments on three (3) of our loans receivable totaling $638,181.  As of September 30, 2009, six (6) loans totaling $3,285,969 were in default under the terms of our loans and we have recognized cumulative impairments on four (4) of our loans receivable totaling $635,094.

Provision for impairment of loans receivable secured by real estate amounted to zero and $445,186 for the three and nine months ended June 30, 2010, respectively, compared to zero for the three and nine months ended June 30, 2009.

4.   JOINT VENTURE INVESTMENTS IN REAL ESTATE DEVELOPMENTS:

As of June 30, 2010, joint venture investments in real estate developments summarized by location consisted of the following:

Description	Amount Invested	Recognized Cumulative Impairments	Carrying Amount	Remaining Funding Obligation
SF Bay Area	$9,702,207	$2,998,250	$6,703,957	$-
California Central Valley	1,770,662	1,287,947	482,715	-
Southern California	7,484,906	7,484,906	-	-
Total	$18,957,775	$11,771,103	$7,186,672	$-

As of September 30, 2009, joint venture investments in real estate developments summarized by location consisted of the following:

Description	Amount Invested	Recognized Cumulative Impairments	Carrying Amount	Remaining Funding Obligation
SF Bay Area	$9,761,119	$2,654,605	$7,106,514	$—
California Central Valley	967,753	672,593	295,160	—
Southern California	7,484,906	7,484,906	—	—
Total	$18,213,778	$10,812,104	$7,401,674	$—

Joint Venture Investments in real estate developments consist of ADC loans and joint investments with real estate developers.  ADC Loans are loan arrangements that are typically secured by real property, provide for the payment of interest from an interest reserve established from loan funds and may also provide for the payment of a share of project profits.  Joint Venture investments are equity investments in operating entities formed for the purpose of developing real estate.  Our investment typically earns a preferred return calculated based on our investment amount at a specific rate during the term of the investment and a share of the project profits.  As of June 30, 2010, we have recognized cumulative impairments totaling approximately $11.8 million on seven (7) of our joint venture investments in real estate developments. As of September 30, 2009, we have recognized cumulative impairments totaling approximately $10.8 million on five (5) of our joint venture investments in real estate developments.

Provision for impairment of joint venture investments in real estate developments amounted to $747,176 and $799,499 for the three and nine months ended June 30, 2010, respectively, compared to $514,861 and $1,752,239 for the three and nine months ended June 30, 2009, respectively.

5.   INVESTMENTS IN REAL ESTATE DEVELOPMENTS:

Investments in Real Estate Developments (REOs) include real estate development projects we own, either directly or through a subsidiary company we own or control.  As of June 30, 2010, our investments in real estate developments summarized by location consisted of the following:

Description	Amount Invested (net of payments)	Recognized Cumulative Impairment	Carrying Amount	Costs to Complete
SF Bay Area	$10,300,767	$1,560,456	$8,740,311	$426,420

As of September 30, 2009, investments in real estate developments summarized by location consisted of the following:

Description	Amount Invested (net of payments)	Recognized Cumulative Impairment	Carrying Amount	Costs to Complete
SF Bay Area	$20,581,120	$4,884,122	$15,696,998	$426,420

Provision for impairment of investments in real estate developments amounted to $49,366 for the three and nine months ended June 30, 2010, respectively, compared to zero and $1,705,917 for the three and nine months ended June 30, 2009, respectively.

6.  INVESTMENTS IN RENTAL PROPERTY:

Investment in rental property at June 30, 2010 and September 30, 2009 consisted of the following:

	June 30, 2010	September 30, 2009
Land	$2,829,341	$1,076,589
Buildings	4,587,270	2,969,348
Furniture, Fixtures & Equipment	12,530	12,530
Total rental property	7,429,141	4,058,467
Less accumulated depreciation	(234,513)	(157,246)
Rental property, net	$7,194,628	$3,901,221

Depreciation expense amounted to $29,937 and $77,267 for the three and nine months ended June 30, 2010, respectively, compared with $6,385 and $18,605 for the three and nine months ended June 30, 2009, respectively.

Provision for impairment of investments in rental properties amounted to $213,800 for the three and nine months ended June 30, 2010, respectively, compared to zero for the three and nine months ended June 30, 2009.

7.  FIXED ASSETS:

Fixed assets at June 30, 2010 and September 30, 2009 consisted of the following:

	June 30, 2010	September 30, 2009
Computer equipment	$18,756	$18,756
Accumulated depreciation	(18,756)	(16,630)
Fixed assets, net	$-	$2,126

Depreciation expense was $542 and $2,126 for the three and nine months ended June 30, 2010, respectively, compared with $215 and $3,329 for the three and nine months ended June 30, 2009, respectively.

8.  NOTES PAYABLE AND LINES OF CREDIT:

Notes payable and lines of credit at June 30, 2010 and September 30, 2009 consisted of the following:

	June 30, 2010	September 30, 2009
Gilmartin secured note	$-	$2,450,000
Cummings Park secured note	925,804	2,320,424
Frank Norris secured note	-	2,284,770
Alum Rock secured note	2,800,000	-
Brighton line of credit	1,500,000	1,500,000
Pulgas line of credit	1,500,000	725,000
Total	$6,725,804	$9,280,194

The Gilmartin note was secured by a deed of trust on a luxury home on Gilmartin Avenue in Tiburon, CA.  It bore interest at the Wells Fargo Prime Rate plus 2.0% (5.25% at September 30, 2009).  The note matured on June 5, 2008, and was extended to December 31, 2009.  This Note was paid off in December of 2009 upon the sale of this property.

The Cummings Park secured note was originated for the purpose of financing the construction of a residential and retail mixed use project in East Palo Alto, California.  The original amount of the note was $14.9 million. The loan is owed by Cummings Park Associates, LLC and is secured by the real property that is owned by Cummings Park Associates, a wholly owned subsidiary of the Company.  The loan bears interest at Prime plus 2% with an original floor of 6.75%, (6.75% at June 30, 2010 and September 30, 2009) and now matures on June 30, 2011.  When the loan maturity date was extended in December 2010, the interest rate floor was modified to 8% effective in December 2010.  Interest-only payments are due monthly on the outstanding balance of the note.  Principal payments will be made from the proceeds when units are sold.  Payments made under this note amounted to $1,394,620 during the nine months ended June 30, 2010.

The Frank Norris secured note was assumed by the Company in 2008.  The note is secured by the Frank Norris Condominium Inc. property, which is fully owned by the Company.  The loan bears interest at The Wall Street Journal Prime rate plus 1% with a floor of 6.5% (6.5% at June 30, 2010 and September 30, 2009) and matures on April 15, 2012. Payments made under this note amounted to $2,284,770 during the nine months ended June 30, 2010.  The Note was paid in full as of May 2010.

The Alum Rock secured note was assumed by the Company as a result of its completed foreclosure of this 14 unit retail property in San Jose, CA.  The terms of the $2.8 million note were modified when the Company assumed the note as of March 1, 2009.  The maturity date of the note was extended until March 1, 2013 and the note bears interest at 7.5% for the first year, 8.5% for the second year, and 9.5% for the final year of the extension.  In December 2010, the interest rate was modified and reduced to 6.0% for the balance of the term on the Note.  Interest-only payments are due monthly on the outstanding balance.   The property is currently 93% leased and generates revenue to cover the interest payments and other associated operating expenses.

The $1.5 million Brighton line of credit is secured by our Brighton rental property in Modesto, California through our wholly-owned investment in MSB Brighton LLC.  The line bears interest at 11.5%. Interest-only payments are due monthly on the outstanding balance.  The line matures on October 1, 2011.  The outstanding balance of this line as of June 30, 2010 is $1,500,000 of which $1,045,000 is owed to two related parties and the remaining balance of $455,000 is owed to unrelated private lenders.  There were no payments or draws made on this line during the nine months ended June 30, 2010.

The $1.5 million Pulgas line of credit, of which $1,500,000 is outstanding as of June 30, 2010, is secured by one of our direct investments in real estate in East Palo Alto, CA.  The line bears interest at 11.5%.  Interest-only payments are due monthly on the outstanding balance.  The line matures on February 1, 2012 and is due to certain related parties.  Payments made under this line amounted to $325,000 and draws on this line amounted to $1,100,000 during the nine months ended June 30, 2010.

9.  SHAREHOLDERS’ EQUITY:

There is currently no public trading market for our stock.  We are authorized to issue up to 50,000,000 shares of Common Stock.  As of June 30, 2010 we have repurchased and cancelled 1,564,097 shares in connection with legal settlements and 6,747,822 shares under tender offers at various prices.  At June 30, 2010 and September 30, 2009 we had 11,171,433 shares of Common Stock outstanding.

The Company has not declared or paid any dividends on its capital stock during the period from January 1, 2005 through the date of this report.

For the three and nine months ended June 30, 2010 the Company made no stock repurchases or cancellations. During the year ended September 30, 2009 the Company repurchased and cancelled 419,437 shares of stock for approximately $734,000.

10.   COMMITMENTS AND CONTINGENCIES

Litigation
As of June 30, 2010, the Company was involved in the following litigation in which claims for damages would be material if the plaintiff prevailed and there is at least a reasonable possibility that a loss may have occurred:

Richard Aster v BellaVista Capital, Inc. et al.
This action was initiated in California Civil Court on August 10, 2007.  The plaintiff is Richard Aster, the party that purchased the completed home from BellaVista.  The defendants are BellaVista, Ainsworth Construction, Masma (the original developer) and various subcontractors who did work for each of these two construction companies.  This lawsuit alleges construction defects in the installation of windows, decking and roofing related to a single family home that was purchased by the plaintiff from the Company after the Company acquired the property through foreclosure.  In this lawsuit the plaintiff is requesting compensation for all of their costs related to correcting the construction defects and pursuing this action.  In addition, a lawsuit has been filed by the original developer (Masma) against the Company for indemnification and defense.  The Company believes it has strong and viable defenses and plans to vigorously defend these actions.  The Company has hired both legal and engineering experts who specialize in construction defects matters.  In addition, the Company has tendered to the respective insurance companies for insurance coverage and defense costs owed to it under the construction contracts of both the original contractor and the contractor that the Company hired to complete the construction after the Company took ownership of the property by foreclosure.  This case is currently in mediation.

Eden CDM v MAC Homes, LLC
This action was initiated in the Superior Court of the State of California for the County of Alameda on July 20, 2009.  The plaintiff is Eden CDM (“Eden”), the general contractor hired to build the MacArthur project.  The defendant is MAC Homes, LLC (“MAC Homes”), the developer and Bella Vista’s joint venture partner.  The plaintiff is seeking the retention amounts not paid at completion and legal fees.  The contract with the general contractor had penalty provisions for delayed completion, which the Company strongly believes are owed by the general contractor and are greater than the retention amounts sought.  The Company has retained expert construction litigation counsel on behalf of MAC Homes.    A settlement of this dispute was reached in December 2010 on terms and conditions acceptable to the Company.

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

11.  TRANSACTIONS WITH AFFILIATES:

The Company has obtained lines of credit that were partially or fully funded by some of its directors.  The terms of these relationships and lines of credit have been previously disclosed in the Company’s quarterly 10-Q filings, the Company’s Annual 10-K filing and are detailed below.

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

Brighton line of credit
The $1.5 million line of credit had an outstanding balance of $1.5 million as of June 30, 2010 and September 30, 2009.  The line is secured by our MSB Brighton rental property in Modesto, California, (“Brighton”) through our wholly-owned investment in MSB Brighton LLC.  The line bears interest at 11.5% and matures on October 1, 2011.  Interest-only payments are due monthly on the outstanding balance.  This line of credit is partially funded by two of our directors, Mr. William Offenberg and Mr. Jeffrey Black.  Of the $1.5 million outstanding balance, $1,045,000 and $1,345,000 is owed to these two related parties as of June 30, 2010 and September 30, 2009, respectively. During the nine months ended June 30, 2010, Mr. Offenberg sold and assigned $300,000 of his portion of the note balance for the price of $300,000 to other unrelated third party private lenders.

	Nine Months Ended June 30, 2010	Activity from Inception: Oct 30, 2008 to June 30, 2010
Balance of Line - Brighton
William Offenberg	$395,000	$395,000
Jeffrey Black	$650,000	$650,000
Unrelated third parties	$455,000	$455,000
Advances to the Company
William Offenberg	$-	$1,120,000
Jeffrey Black	$-	$350,000
Unrelated third parties	$-	$30,000
Repayments to the Lenders
William Offenberg	$-	$-
Jeffrey Black	$-	$-
Interest paid or payable
William Offenberg	$52,965	$143,966
Jeffrey Black	$59,437	$105,532

Pulgas line of credit
The $1.5 million line of credit had an outstanding balance of $1,500,000 and $725,000 as of June 30, 2010 and September 30, 2009, respectively.  The line is secured by one of our direct investments in real estate in East Palo Alto, California, (“Pulgas”).  The line bears interest at 11.5% and matures on February 1, 2012.  Interest-only payments are due monthly on the outstanding balance.  This line of credit was initially funded by two of our directors, Mr. William Offenberg and Mr. Jeffrey Black.  The balance of $725,000 as of September 30, 2009, was owed to these two related parties.  During the nine months ended June 30, 2010, Mr. Black sold and assigned $75,349 of his portion of the note balance to Mr. Offenberg.  The entire outstanding balance of $1,500,000 as of June 30, 2010 was owed to Mr. Offenberg.

	Nine Months Ended June 30, 2010	Activity from Inception: Jan 20, 2009 to June 30, 2010
Balance of Line - Pulgas
William Offenberg	$1,500,000	$1,500,000
Jeffrey Black	$-	$-
Advances to the Company
William Offenberg	$1,100,000	$2,825,000
Jeffrey Black	$-	$300,000
Repayments to the Lenders
William Offenberg	$249,651	$1,325,000
Jeffrey Black	$75,349	$300,000
Interest paid or payable
William Offenberg	$83,560	$140,833
Jeffrey Black	$1,030	$13,695

 12.   SUBSEQUENT EVENTS:

Secured lines of credit
As of February 15, 2011 the total amount of debt that the Company and its subsidiaries have in aggregate is $6,463,113 which includes $2,800,000 of additional debt assumed upon the foreclosure of the Alum Rock retail property in San Jose in January 2010.  The Company has decreased its debt by $262,691 since June 30, 2010.  This decrease in debt is primarily due to the repayment of various mortgage obligations associated with the sale of properties during this period and the repayment of certain debt as required by the lending banks as a condition to the release of these properties.  Of the total amount of debt currently owed by the Company $3,000,000 is attributable to the Brighton and Pulgas secured lines of credit.

139 Stillman Street Homeowners Association v BellaVista Capital, Inc. et al.
This action was initiated in San Francisco County Superior Court on January 19, 2011.  The plaintiff is 139 Stillman Street Homeowners Association.  The plaintiff alleges that there are certain defects to the project that the Company had previously foreclosed on, completed unfinished units and sold to the various homeowners.  The Company has retained legal counsel and will vigorously defend against this action.

Eden CDM v MAC Homes, LLC
A settlement of this dispute was reached in December 2010 on terms and conditions acceptable to the Company.

International Blvd – Oakland, CAThe company had an investment in a loan secured by two commercial properties in Oakland, CA.  The borrower defaulted on the Note and in December 2010 the property was foreclosed on and put into a single asset LLC.  BVC was a 69.5% owner of the Note and therefore is a 69.5% stockholder in the new LLC.  The new LLC will manage and liquidate the property.

Short Term Unsecured Loan
In December 2010 the Company borrowed $106,000 from Mr. Offenberg to pay REO property taxes.  The company would have incurred a ten (10%) penalty on property taxes due on December 10, 2010.  The company borrowed funds for a period of approximately 40 days to avoid these substantial penalties.  The Note was paid back in January 2011 with interest at a rate of 1% per month.

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

As a result of the current difficult market conditions, the Company has taken ownership of certain underlying projects associated with certain nonperforming loans and equity partnership investments.  Ownership was obtained by settlement with the borrower or by assuming the role of managing partner.  These properties are now categorized as REOs, which are investments in real estate developments (REOs).  For each of these properties, the Company has developed individual plans in order to maximize value based on the local market conditions, potential for future appreciation, and the properties’ operating and debt structure.  In a number of cases, these REO’s are being operated as either a rental or a hybrid of units used for rental and units available for sale.  In a particular case of a condominium project, it was deemed appropriate to auction the individual units versus renting or offering for sale and thereby having to continue to fund the carrying costs for an extended period.

In terms of the path forward, as has been discussed in previous letters and meetings of shareholders, the Company has continued to evaluate the real estate and credit markets as well as our existing portfolio and is not planning on originating any new investments in the foreseeable future.  The Company is managing the existing REO and other properties under its control with the goals of maximizing value and completing the sale of all these folio properties, which is expected to happen over the next several years (market permitting).  The resulting proceeds will first be used to retire any outstanding debt and then fund current operating and REO expenses. Any remaining proceeds will be used to provide liquidity to existing shareholders through a share repurchase program.  It should be clearly be noted that the timing for share repurchases is highly dependent the timing of when properties are sold, the sales price and the repayment of all the existing debt.

RESULTS OF OPERATIONS

Three and Nine Months Ended June 30, 2010 compared to the Three and Nine Months Ended June 30, 2009

Revenues

Revenues from Loans Receivable
We reported revenues totaling $71,612 and $182,117 for the three and nine months ended June 30, 2010, respectively, compared with $75,656 and $351,991 for the three and nine months ended June 30, 2009, respectively.  The decrease in revenues was due to a decrease in the average amount invested in these loans during the comparable periods and a decline in our average return due to nonperforming loans in the portfolio.

Revenues from Joint Venture Investments in Real Estate Developments
We reported revenues of zero and $240,800 for the three and nine months ended June 30, 2010, respectively, compared with $0 for the three and nine months ended June 30, 2009.  These revenues are derived from repayment of loans and equity participations.  These proceeds represent only a return of our capital investment. The 2010 revenues represented gains from the disposition and sale of fully impaired investments.

Revenues from Sale of Investments in Real Estate Developments
We reported revenues totaling $1,220,000 and $7,487,548 for the three and nine months ended June 30, 2010, respectively, compared with $4,392,680 and $5,278,513 for the three and nine months ended June 30, 2009, respectively.  The decrease in the three month period was due to a one time sale of a commercial project in May 2009.  This increase in the nine month period was due to the sale of condominium units at the Frank Norris project on Polk Street in San Francisco and the sale of our Gilmartin project, a single family home in Marin County.  The net proceeds from these sales were used to repay the debt associated with this investment.  The remaining proceeds were used to pay various operating and REO expenses and the repayment of other Company debt.

REO Property Rental Revenues
We reported revenues totaling $40,508 and $132,835 for the three and nine months ended June 30, 2010, respectively, compared with $0 and $235,680 for the three and nine months ended June 30, 2009, respectively.  The decrease in the nine month periods is due to the sale of several of our properties that had previously been used as rental units.

Rental Revenue
We reported revenues totaling $188,985 and $478,180 for the three and nine months ended June 30, 2010, respectively, compared with $99,026 and $291,545 for the three and nine months ended June 30, 2009, respectively.  The increase is due to an increase in the number of apartment units rented at the Brighton project and from the rental revenues collected as a result of the foreclosure on the Alum Rock retail property.  The associated rental expenses including depreciation were $117,378 and $307,362 for the three and nine months ended June 30, 2010, respectively, compared with $58,956 and $181,171 for the three and nine months ended June 30, 2009, respectively.

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

BellaVista total operating expenses before REO expenses and provision for impairment (including controllable, nonrecurring and non-cash expenses) were $162,851 and $572,983 for the three and nine months ended June 30, 2010, respectively, compared with $299,129 and $900,136 for the three and nine months ended June 30, 2009, respectively.   The BellaVista operating expenses for the three months and nine months ended June 30, 2010 include non-cash items for reserve for uncollectible interest and depreciation of fixed assets of approximately $542 and $82,131, respectively, compared with $49,628 and $146,657 for the same periods in 2009.  Excluding these non-cash items of reserve for uncollectible interest expense and depreciation expense, BellaVista operating expenses would have been $162,309 and $490,852 for the three and nine months ended June 30, 2010, respectively, compared with $249,501 and $753,479 for the three months and nine months ended June 30, 2009, respectively.

During the three and nine months ended June 30, 2010, REO expenses were $197,273 and $600,637, respectively, compared with $434,790 and $791,102 for the three and nine months ended  June 30, 2009, respectively.  This decrease during the nine months ended June 30, 2010 is due to the sale of a number of REO properties, decreasing the Companies ongoing costs associated with the REO properties.

We recorded impairment charges totaling $1,010,342 and $1,507,851 for the three and nine months ended June 30, 2010, respectively, compared with $514,861 and $3,458,156 for the three and nine months ended June 30, 2009, respectively.  The impairments reported during the three months ended June 30, 2010 were related to certain investments whose values had declined due to the continuing decreases in real estate prices and longer than normal projected marketing periods.  We have impaired these investments based on our estimate of the decrease in value and the increase in carrying and operating costs associated with either holding or renting these properties for periods longer than originally projected due to the continued weakness and highly uncertain conditions in the real estate and credit markets.  The impairment charges for the nine months ended June 30, 2010 compared to the nine months ended June 30, 2009 were substantially less because the Company has sold a number of the affected properties during the period.

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

Sources of Cash
At June 30, 2010, we had cash and cash equivalents of $14,504.  As of June 30, 2010, our primary sources of liquidity were proceeds from the sale of our completed investments in REO properties, investments in trust deeds that paid interest monthly, and our lines of credit and cash on hand.

We typically receive repayment on our investments when the development project has been completed and sold or refinanced to third parties.  Accordingly, our repayments are a function of our developers’ ability to complete and sell the development properties in which we have invested.  During the nine months ended June 30, 2010 we received repayments, totaling approximately $8.2 million compared with approximately $6.1 million during the nine months ended June 30, 2009.  Due to the continued weakness and uncertainty in the real estate and credit markets in 2010, we believe that there is a high degree of uncertainty in estimating the timing of the sales or the amount of proceeds we might receive from the future sale of our properties.

It is possible that our repayments may not be sufficient to meet our commitments including REO and operating expenses and we may be forced to sell assets or seek financing at terms that may be unfavorable.  This would have a negative impact on the estimated net realizable value of our assets.

As of June 30, 2010 the total balance owed on the two lines of credit, which are secured by trust deeds recorded on the Brighton and Pulgas properties, amounted to $3,000,000.

As of February 15, 2011 the total amount of debt that the Company and its subsidiaries have in aggregate is $6,463,113 which includes $2,800,000 of additional debt assumed upon the foreclosure of the Alum Rock retail property in San Jose in January 2010.  The Company has decreased its debt by $262,691 since June 30, 2010This decrease in debt is primarily due to the repayment of various mortgage obligations associated with the sale of properties during this period and the repayment of certain debt as required by the lending banks as a condition to the release of these properties.  Of the total amount of debt currently owed by the Company $3,000,000 is attributable to the Brighton and Pulgas secured lines of credit.

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

Uses of Cash
We invested approximately $1.4 million in the completion of continuing development projects during the nine months ended June 30, 2010, compared with approximately $1.6 million during the nine months ended June 30, 2009.  At June 30, 2010, we estimated the costs to complete our investments in real estate developments plus the remaining funding obligation on our joint venture investments in real estate developments to be approximately $426,000.  All of these estimated costs relate to tenant improvements at the remaining retail space in East Palo Alto and will not be incurred until a tenant has been secured; consequently the timing is currently unknown.

Stock Repurchases and Cancellations
The Company made no stock repurchases or cancellations during the nine months ended June 30, 2010 compared with stock repurchases of approximately $734,000 for the same period in 2009.

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

During the period from June 2005 to March 2011, the Company has not used its funds to pay dividends or distributions or, except in certain extraordinary circumstances, to redeem shares.  Such extraordinary circumstances have included Company tender offers in response to unsolicited third party tender offers which the Board deemed inadequately priced and opportunistic.  The Board will determine the timing and terms of any future share redemptions based on available liquidity, net realizable value, and assessment of the risk profile for each of the investments in the portfolio.

The information presented below reconciles the differences between the carrying value of our investments based on US GAAP and the estimated realizable value of our investments.

	June 30, 2010	September 30, 2009
Loans receivable secured by real estate	$4,635,719	$6,091,228
Joint venture investments in real estate developments	7,186,672	7,401,674
Investments in real estate developments	8,740,311	15,696,998
Investments in rental property, net	7,194,628	3,901,221
Total investments in real estate per US GAAP	27,757,330	33,091,121
Collectible interest and preferred return not reportable per US GAAP	1,948,754	1,948,754
Estimated realizable value of investments in real estate	$29,706,084	$35,039,875

Net Realizable Value of Assets per Share
The following calculation determines the estimated net realizable value per share of stock:

	June 30, 2010	September 30, 2009
Cash & cash equivalents	$14,504	$44,422
Other assets	318,420	401,439
Estimated realizable value of investments in real estate	29,706,084	35,039,875
Total realizable assets	30,039,008	35,485,736
Accounts and notes payable	(7,132,462)	(10,170,597)
Estimated net realizable assets	22,906,546	25,315,139
Shares outstanding	11,171,433	11,171,433
Estimated net realizable assets per share	$2.05	$2.27

Our estimated net realizable value of assets per share (NRV) as of June 30, 2010 was $2.05, representing a decrease of $0.12 during the three months ended June 30, 2010 as compared to the March 31, 2010 NRV of $2.17, and a decrease of $0.22 during the nine months ended June 30, 2010 as compared to the September 30, 2009 NRV of $2.27.  The decrease was primarily attributable to decreases in the estimated realizable value of our investments, and secondarily attributable to the ongoing REO carrying costs and operational expenses.

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

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as of June 30, 2010.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Not applicable.

ITEM 4.   CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2010.  Based on this evaluation, as a result of the significant deficiency in internal controls over financial reporting as previously disclosed in our Annual Report on Form 10-K for the twelve months ended September 30, 2009 filed with the Securities and Exchange Commission on March 31, 2010, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not fully effective to ensure that all information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated:	March 25, 2011	/s/ WILLIAM OFFENBERG
William Offenberg
Chief Executive Officer and Chief Financial Officer
BellaVista Capital, Inc.