Form 10-K
period 2010-09-30
BELLAVISTA CAPITAL INC
filed 2011-06-09
CIK 1086670

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

 For the Fiscal Year Ended September 30, 2010
_________________

Commission File Number: 0-30507

BELLAVISTA CAPITAL, INC.
(Exact Name of Registrant as Specified in its Charter)

Maryland	94-3324992
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

15700 Winchester Boulevard
Los Gatos, CA 95030
(Address of principal offices)

(408) 354-8424
(Registrant's telephone number, including area code) [Missing Graphic Reference]
Securities registered under Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.01 per share
(Title of class)

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

As of June 1, 2011 the registrant had 11,171,433 outstanding shares of Common Stock.

BellaVista Capital

2010 Form 10-K Annual Report

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

In previous letters and meetings of shareholders, the Company has discussed the plan for providing shareholder liquidity.  Given how the plan affects our focus and strategies, it is appropriate to reiterate and summarize the plan.  Several years ago after careful consideration of the viable alternatives, the Board of Directors determined that the optimal path that would allow the Company to provide future liquidity to our shareholders was first to restructure and downsize the company, thereby reducing operating expenses, and subsequently proceed with a controlled liquidation of the Company’s portfolio.  Over the past 36 months, the Company has completed the downsizing and has outsourced loan and asset management functions.  The Company now has no direct or full time employees and contracts with one board member to perform the functions of the Chief Executive Officer and Chief Financial Officer on a per hour as needed basis.  Tax, audit and legal functions continue to be outsourced to independent, well respected firms.

Following the restructuring, The Company formulated an individualized plan for each of the properties in the portfolio.  The goal is to maximize the return from each property by either holding and managing as a rental or marketing the property for sale.  The rental income, interest income received and the proceeds from a sale are being used for operating expenses, property carrying and operational costs and servicing and paying down Company debt.  To that end, the Company’s debt has decreased by $2,769,534 from $9,280,194 on September 30, 2009 to $6,510,660 as of September 30, 2010.  Once all of the Company’s debt is paid off, the subsequent income and proceeds from sales, less the then current required operating and remaining REO expenses, will be returned to our shareholders through a share repurchase program.  It should clearly be noted that the initiation of this repurchase program is dependent on satisfying the financial obligations indicated above and is highly dependent on current and future market conditions as well as factors that specifically pertain to the properties in our current portfolio, including when the properties are sold and at what price.

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

Sales of construction mortgage loans
The Company plans to hold mortgage loans to maturity, and has not embarked on selling loans in any secondary public market, nor are we aware that an efficient secondary market exists for the loans we hold.  We may, however, decide to sell assets or loans from time to time for a number of reasons, including, without limitation: (1) to dispose of an asset for which credit risk concerns have arisen; (2) to reduce interest rate risk; (3) or to re-structure our balance sheet when our management deems it advisable.  Our Board of Directors reviews and approves all such proposals.

Management Agreement
Effective October 1, 2008, the Company engaged an independent company, RMRF Enterprises, Inc., a California corporation, dba Cupertino Capital, to perform ongoing administrative and certain services related to the day to day operations and asset management under a Management Agreement.   On December 31, 2010, the registrant terminated its agreement with RMRF Enterprises and entered into a Management Agreement with LG Servicing Corporation, a California corporation.   The new Management Agreement commenced January 1, 2011, and provides for LG Servicing Corporation to perform an equivalent set of services.  The Management Agreement is attached to this report as Exhibit 10.4.

ITEM 1A.  RISK FACTORS

General Economic Conditions in Lending Areas
Our business plan previously sought to diversify our investments throughout California and other states in the western United States of America.  Approximately 78.08% of our investments are currently located in the San Francisco Bay Area, 1.11% in Southern California, 18.29% in California’s Central Valley, and 2.53% in other states of the United States of America.  The potential success of real estate investments in general is subject to fluctuations in local market conditions, including fluctuations in the supply of and demand for similar properties, and the performance of our investments has and will continue to depend on the economic and real estate market conditions prevailing in the markets where our investments are located.  Since the investments are located in a limited geographical region, they may be subject to a greater risk of delinquency or default if the industries concentrated in these areas suffer adverse economic or business developments.

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

·
The subprime mortgage financial crisis of 2009 has brought about a rise in defaults and home foreclosures.  It has also caused tighter lending standards.  All this combined appears to be driving down home prices and affecting consumer confidence.  The negative effect of the subprime situation is affecting the company’s ability to sell homes and secure financing.

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

As a result of the restructuring program commenced in October 2007, the Company has no direct employees and is outsourcing the administration and asset management functions and enlisting a Board member to function as CEO and CFO responsibilities on an as-needed consulting basis.  These steps were taken to reduce operational expenses.

During Fiscal Year 2010 the Board took additional restructuring measures consistent with the reduced property portfolio and the continuing strategy of reducing operating cost and progressing with a plan for a controlled liquidation.  Most notably, the Board reduced its size from 4 to 3 members.  Additionally, the CEO and CFO positions were combined and are carried out by a single board member on an as-needed consulting basis.

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

In terms of the path forward, the Company has continued to evaluate the real estate and credit markets as well as our existing portfolio and is not planning on originating any new investments in the foreseeable future.  The Company is managing the existing REO and other properties under its control with the goals of maximizing value and completing the sale of all these folio properties, which is expected to happen over the next several years (market permitting).  The resulting proceeds will first be used to retire then current debt and fund then current operating and REO expenses and then be used to provide liquidity to existing shareholders through a share repurchase program.  It should clearly be noted that the timing for share repurchases is highly dependent on when properties are sold, at what price and when all of the existing debt is repaid.

RESULTS OF OPERATIONS

Revenues

Revenues from Loans Receivable
We reported revenues from loans receivable of $234,782 during the year ended September 30, 2010, a 48% decrease as compared to $451,159 during the year ended September 30, 2009. The decrease in revenues was due to a decrease in the average amount invested in these loans during the comparable periods and a decline in our average return due to nonperforming loans in the portfolio.

Revenues from Joint Venture Investments in Real Estate Developments
We reported revenues from joint venture investments in real estate totaling $240,800 for the year ended September 30, 2010, a 100% increase as compared to no revenues for the year ended September 30, 2009.  These revenues were derived from the repayment of loans and equity participations. The 2010 revenues represented gains from the disposition and sale of fully impaired investments. During the year ended September 30, 2010 we received proceeds of approximately $1.3 million from our joint venture investments, approximately a 38% decrease as compared with approximately $2.1 million during the year ended September 30, 2009.  However, these proceeds represented only a return of our capital investment and, therefore, we did not receive any returns in excess of our investment, which would have been reportable as revenues.

Revenues from Sale of Investments in Real Estate Developments
We reported revenues from the sale of investments in real estate developments totaling $7,618,381 for the year ended September 30, 2010,  a 27% increase as compared to $5,987,513 for the year ended September 30, 2009.  The increase is due to sales of condominium units at the Frank Norris project on Polk Street in San Francisco and the sale of the Gilmartin property, a single family home in Marin County. The net proceeds from these sales were used to repay the debt associated with these investments.  During the year ended September 30, 2010 we sold 10 of 14 condominium units in our Frank Norris project representing 50% of our approximately $7.6 million in revenues.

REO Property Rental Revenues
We reported REO property rental revenues totaling $90,392 for the year ended September 30, 2010, a 67% decrease as compared to $271,623 for the year ended September 30, 2009.  The decrease is due to the sale of several of our REO Properties that had previously been put into rental service in order to offset carrying costs.

Rental Revenue
We reported rental revenues totaling $743,061 for the year ended September 30, 2010, a 91% increase as compared to $388,370 for the year ended September 30, 2009.  The increase is due to the Alum Rock rental property being placed in service in January 2010.  The associated rental expenses excluding depreciation were $331,187 for the year ended September 30, 2010, a 50% increase as compared to $220,410 for the year ended September 30, 2009.  This increase in costs corresponds with the addition of the Alum Rock rental property.

Expenses
As a result of the continuing downturn in the real estate market and significant uncertainties associated with future investments, we have discontinued originating any new equity or subordinated debt investments and ceased originating new trust deed investments.  In order to streamline the operations of the company and reduce operating expenses to compensate for the eroding market conditions and declining property values, the Board of Directors determined in 2007 that the best course of action to preserve shareholder’s value was to begin implementation of a restructuring program.  The Board has continued to make significant progress under this program which has ultimately resulted in significant operating cost savings and increased efficiencies, including: closing the Palo Alto office, terminating all direct employees and outsourcing the administration and asset management functions. Additionally, in 2010, the size of the Board was reduced from 4 to 3 members and the CEO and CFO responsibilities were consolidated and are now fulfilled by a single Board member on as-needed consulting basis.

We group our expenses in three categories: BellaVista operating expenses, REO expenses, and impairments.  BellaVista operating expenses are associated with the ongoing operations of the Company.  REO expenses include all of the carrying costs for REO properties such as property taxes, insurance, maintenance, marketing, legal, debt service and general and administrative expenses.

BellaVista total operating expenses (including controllable, nonrecurring and non-cash expenses) were $917,878 for the year ended September 30, 2010, a 37% decrease as compared to $1,457,396 for the year ended September 30, 2009.  The BellaVista total operating expenses for fiscal year 2009 included $102,475 of expenses directly attributable to the Company being forced to respond to a hostile takeover attempt, the resulting proxy solicitations and other actions that culminated in the holding of a Special Meeting of the Shareholders in September 2009.

Excluding the one-time expenses in 2009 related to the hostile takeover attempt, the decrease of $437,043 or 32% in BellaVista total operating expenses for the year ended September 30, 2010 and was mainly attributable to decreased Board costs, CEO and CFO consulting fees, legal and accounting fees, and administrative expenses. This significant reduction in BellaVista operating expenses is a direct result of the restructuring plan the Board of Directors began in 2007.  Further, it is a clear and definitive indication of the BellaVista Board’s success and ongoing commitment to minimize controllable expenses and provide an efficient and cost effective controlled liquidation of the BellaVista portfolio and achieve the goal of a subsequent share repurchase program.

REO expenses were $741,149 for the year ended September 30, 2010, a 29% decrease as compared with $1,046,479 during the year ending September 30, 2009.  The decrease is due to the sale of a number of REO properties.

We recorded impairment charges totaling $5,010,749 for the year ended September 30, 2010 a 5% decrease as compared with $5,301,349 for the year ended September 30, 2009. The impairments reported for the year ended September 30, 2010, were related to certain investments whose values had declined due to the continuing decreases in real estate prices and the carrying costs associated with longer than normal projected holding periods and marketing times. The recorded impairments for the year ended September 30, 2009 related to certain investments that declined in value due to then current prevailing real estate market conditions coupled with lower than projected sales rates.  We have impaired these investments based on estimates of the decrease in value (supported with third party input) and the increase in carrying and operating costs associated with either holding or renting these properties for periods longer than originally projected due to the continued weakness and highly uncertain conditions in the real estate and credit markets.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity means the need for, access to and uses of cash.  Our principal sources of liquidity are the sale of the REO properties and the repayment of our real estate investments.  Our principal uses of cash are to fund obligations under existing loan commitments, costs of operating and holding investments in real estate development for future sales, and operating expenses.  If the net proceeds or timing of the sale of our REO properties or the timing and repayments from our real estate investments are insufficient or are substantially delayed when compared to the ongoing cash required to fund REO expenses, interest payments and operating expenses, the Company will likely be required to borrow additional funds to address the shortfall in amount and/or timing.  Given the current market weakness that continues to result in lower sale prices and slower property sales, we anticipate that the Company may need to borrow additional funds to support operations for the next twelve months.  Further, the Company cannot provide any assurance that we will be successful in obtaining additional funds on terms acceptable to the Company.

Sources of Cash
At September 30, 2010 we had cash and cash equivalents of $14,112 and our primary sources of liquidity were proceeds from the sale of our completed investments in REO properties, payoffs of loans receivable, interest from investments in trust deeds that paid interest monthly, our lines of credit and cash on hand.  Subsequent to September 30, 2010, through the date of this filing, the Company has had adequate investment payoffs and revenue to meet ongoing obligations.

We typically receive repayment on our investments when a development project has been completed and sold or refinanced to third parties.  Accordingly, our repayments are a function of our developers’ ability to complete and sell the development properties in which we have invested.  We received repayments, totaling approximately $8.8 million during the year ended September 30, 2010, a 7% increase as compared with approximately $8.2 million during the year ended September 30, 2009. Due to the continued weakness and uncertainty in the real estate and credit markets in 2010, we believe that there is a high degree of uncertainty in estimating the timing of the sales or the amount of proceeds we might receive from the future sale or refinancing of our properties.

It is possible that our repayments may not be sufficient to meet our commitments including REO and BellaVista operating expenses and we may be forced to sell assets or seek financing at terms that may be unfavorable.  This would have a negative impact on the estimated net realizable value of our assets.

We have two lines of credit secured by our Brighton and Pulgas investments, totaling $3.0 million of which $3.0 million was outstanding as of September 30, 2010.

The Company expects to continue to borrow against its real estate assets or sell its real estate projects in order to fund REO expenses, BellaVista operating expenses, and retire the Company’s indebtedness.  The Company believes that it has adequate resources to secure necessary financing and assure its liquidity for the foreseeable future, but it cannot predict with certainty the availability or terms of any such financing.

Uses of Cash

Investment Fundings
We invested approximately $1.4 million in the completion of continuing development projects during the year ended September 30, 2010, a 42% decrease as compared with approximately $2.4 million for the year ended September 30, 2009.  At September 30, 2010, we estimated the costs to complete our Investments in Real Estate Developments plus the remaining funding obligation on our Joint Venture Investments in Real Estate Developments to be approximately $426,000.  All of these estimated costs relate to tenant improvements at the remaining retail space in East Palo Alto and will not be incurred until a tenant has been secured; consequently the timing is currently unknown.

Stock Repurchases and cancellations
We used no cash to repurchase BellaVista common stock during the year ended September 30, 2010, compared with $734,004 during the year ended September 30, 2009 to repurchase stock.  Any stock repurchases are contingent upon us having available cash in excess of our working capital needs.

Stockholder Liquidity and Realizable Value of Investments
In the past, provided that certain or our liquidity requirements were satisfied, we have provided liquidity to our stockholders through the repurchase of outstanding shares.  Because our stock does not trade in any secondary market, no market value exists for our stock and another method must be used to determine the repurchase price.  The Board of Directors has used the net realizable value of our assets as well as an assessment of the risk profile for each of the investments in the portfolio to guide in the determination of the repurchase price for planned repurchases as well as Company our repurchases in response to unsolicited tender offers.

The realizable value of our assets represents our current estimate of the amount of proceeds we expect to receive once our investments are completed and ready for sale.  The estimate relies on a number of assumptions including the expected value of the investment once completed, less applicable selling costs, the remaining costs and the length of time required to complete the project.  Many factors outside of our control can cause changes in these estimates and produce significantly different results.  Furthermore, as noted above, there is no organized public market for our shares, so our calculation of the estimated realizable value of its assets per outstanding share should not be viewed as an estimate of any market value per share, and there can be no assurance as to the amount or timing of any investment returns on the shares.

Since June 2005, we have not used funds to pay dividends or distributions or, except in certain extraordinary circumstances, to redeem shares.  Such extraordinary circumstances have included us making tender offers in response to unsolicited third party tender offers which the Board deemed inadequately priced and opportunistic.  Our Board will determine the timing and terms of any future share redemptions based on available liquidity, net realizable value, and assessment of the risk profile for each of the investments in the portfolio.

The information presented below reconciles the differences between the carrying value of our investments based on US GAAP and the estimated realizable value of our investments.

	September 30, 2010	September 30, 2009
Loans receivable secured by real estate	$ 3,881,339	$ 6,091,228
Joint Venture investments in real estate developments	6,910,921	7,401,674
Investments in real estate developments	6,172,645	15,696,998
Investment in rental property, net	6,727,162	3,901,221
Total investments in real estate per US GAAP	23,692,067	33,091,121
Collectible interest and preferred return not reportable per US GAAP	1,948,754	1,948,754
Estimated realizable value of investments in real estate	$ 25,640,821	$ 35,039,875

Net Realizable Value of Assets per Share
The following calculation determines the estimated net realizable value per share of stock:

	September 30, 2010	September 30, 2009
Cash and cash equivalents	$ 14,112	$ 44,422
Other assets	411,475	401,439
Estimated realizable value of investments in real estate	25,640,821	35,039,875
Total realizable assets	26,066,408	35,485,736
Accounts payable, notes payable and accrued expenses	(7,125,082)	(10,170,597)
Estimated net realizable assets	18,941,326	25,315,139
Shares outstanding	11,171,433	11,171,433
Estimated net realizable assets per share	$ 1.70	$ 2.27

Our estimated net realizable value of assets per share (NRV) was $1.70 as of September 30, 2010 representing a decrease of $0.57 during the year ended September 30, 2010 compared with the September 30, 2009 NRV of $2.27.  The decrease was primarily attributable to decreases in the estimated realizable value of several of our investments as a result of the continuing significant declines in real estate values combined with substantially lower inventory absorption rates, and secondarily attributable to the ongoing REO carrying costs and operational expenses.

Off-Balance Sheet Arrangements
As of September 30, 2010, we had no off-balance sheet arrangements.

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

Valuation of Investments.
All of our Acquire, Develop, and Construct loans (ADC loans) are classified for financial reporting purposes as joint venture investments in real estate developments. We have taken ownership on some ADC loans that are classified as investments in real estate developments.  Such investments are stated at the lower of cost or fair value. The determination of fair value is a complex task and subject to various assumptions regarding the underlying property.  Management conducts a review for impairment on an investment-by-investment basis whenever events or changes in circumstances indicate that the carrying amount of an investment may not be recoverable. Impairment is recognized when estimated expected future cash flows (undiscounted and without interest charges), typically from the sale of a completed property, are less than the carrying amount of the investment, plus estimated costs to complete.  The estimation of expected future net cash flows is inherently uncertain and relies to a considerable extent on assumptions regarding current and future economics and market conditions.  If, in future periods, there are changes in the estimates or assumptions incorporated into the impairment review analysis, the changes could result in an adjustment to the carrying amount of the investments.  To the extent that there is impairment, the excess of the carrying amount of the investment over its estimated fair value, less estimated selling costs, will be charged to income.  We believe that all of our investments are carried at the lower of cost or fair value; however, conditions may change and cause our ADC loans and investments in real estate to decline in value in a future period.

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

In addition to ADC loans, we have made direct equity investments in real estate joint ventures.  These joint venture investments are accounted for in the same manner as our ADC loans and are classified as joint venture investments in real estate developments.  During the year ended September 30, 2008, we acquired control and became the 100% owner of two of our joint ventures investments; MSB Brighton, a multi-unit condominium conversion in California and Cummings Park Associates, a residential and retail project in East Palo Alto.  As discussed earlier, due to weak market conditions we chose to convert MSB Brighton to a rental property and thus classified it as an investment in rental property on our consolidated financial statements.   Cummings Park Associates continues to be carried as REO Rental Property on our consolidated financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements required by this item are included in this Form 10-K beginning on page FS-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).  CONTROLS AND PROCEDURES

Evaluation of Effectiveness of Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of September 30, 2010.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2010 due to the weakness in internal control described below.

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

Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2010 based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations.  Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures.  Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of September 30, 2010.

Management’s assessment identified the following weakness in internal control over financial reporting: the changes in personnel and systems during fiscal 2008, and continuing though subsequent periods, has reduced management’s ability to maintain the financial control system and produce timely financial statements.
In order to address this deficiency, the Company’s management and the Board of Directors decided to meet on a regular basis to review and approve significant transactions affecting the financial statements, to review the financial information reported on forms 10-Q and 10-K, and to seek expertise as deemed necessary in critical accounting and financial reporting matters.

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

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal controls over financial reporting during the period ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Our Board of Directors consists of three director positions.  Our directors, executive officers and senior officers and their positions, as of the date of this filing, are:

Name	Position

William Offenberg	Chairman of the Board and Chief Executive and Financial Officer
Jeffrey Black	Director
Patricia Wolf	Secretary and Director

The business background and experience of our directors and executive officers is as follows:

William Offenberg, age 58, has been a member of the Board since July 2005.  Prior to joining the Board, Mr. Offenberg acted as a consultant to the Board since July 2004.  From 1998 to 2005, Mr. Offenberg was an Operating Partner at Morgenthaler Partners, a $2 billion private equity firm, where he specialized in recapitalizations and leveraged buyouts.  In his capacity as Operating Partner, Mr. Offenberg has served in a variety of executive and board positions at various Morgenthaler portfolio companies.  Between 1993 and 1997, Mr. Offenberg was President and Chief Executive Officer of Gatan International, a developer of scientific instrumentation.  Prior to joining Gatan, Mr. Offenberg was President of Spectra-Physics Analytical from 1986 to 1993.  Between 1977 and 1986, Mr. Offenberg held various management positions at Perkin-Elmer's Instrument Group.  Mr. Offenberg began his career as a chemist at Atlantic Richfield.  Mr. Offenberg has degree in Chemistry from Bowdoin College and did graduate work in analytical chemistry at Indiana University.

Jeffrey Black, age 57 is a Senior Vice President in the Silicon Valley office of CBRE, a national real estate company, where he has worked since 2009.  In his 35 years as a real estate broker, he has concluded real estate transactions in excess of $2 billion.  Notable clients that Mr. Black has represented include eBay, Altera, Amdahl, AT&T, Exxon Corporation, Marriott, TRW Corporation, Thermo Scientific, Steelcase, Advanced Micro Devices and Ernst & Young.  He has been named one of the Top 225 Brokers Nationwide (CBRE 2010); No. 4 Broker in Silicon Valley (San Jose Business Journal 2003); the Hall of Fame Award (Association of Silicon Valley Brokers 1997).  Mr. Black has a Bachelor’s of Science and Commerce degree in Finance from Santa Clara University.

Patricia Wolf, age 65, joined the Ottawa University Board of Trustees in 1993 and served as Chair of the Board from 2006 to 2009.  She was strategically involved in major university events including the opening of new campuses in new markets and in the selection of it current president.  She has been recognized for outstanding leadership during a period of significant change.  In 2010 she received the University's most prestigious award for her lasting significance and contribution to the University.   From 1986 until 2002 she was employed by Management Technology America, the computer software company she founded in 1986.  As a result of her emphasis on performance and her expertise in organizational growth and development, Management Technology America was acquired in 1999 by a company listed on the NYSE.  She continued leading the company from 1999 to 2002.  Mrs. Wolf has been recognized as an outstanding achiever with various organizations.  She holds a Bachelor’s degree in Business Administration and a Master’s degree in Management, both from Ottawa University.

Terms of Directors and Officers
Our Board of Directors consists of the number of persons as shall be fixed by the Board of Directors from time to time by resolution to be divided into three classes, designated Class I, Class II and Class III, with each class to be as nearly equal in number of directors as possible. Currently there are three director positions.  Ms. Wolf is a Class I director and her term expires as of the annual meeting of shareholders for the fiscal year ended in 2012.  Mr. Black is a Class II director and his term expires as of the annual meeting for the fiscal year ended in 2010.  Mr. Offenberg is a Class III director and his term expires as of the annual meeting for the fiscal year ended in 2011.  At each annual meeting, the successors to the class of directors whose term expires at that time are to be elected to hold office for a term of three years, and until their successors are elected and qualified, so that the term of one class of directors expires at each annual meeting.

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

Section 16(a) Beneficial Ownership Reporting Compliance
Based solely on a review of copies of the Forms 3, 4 and 5 and amendments thereto furnished to the Company with respect to the fiscal year ended 2010, or written representations that no such reports were required to be filed with the Securities and Exchange Commission, the Company believes that during the year ended September 30, 2010, all directors and officers of the Company and beneficial owners of more than 10% of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act filed their required Forms 3, 4, or 5, as required by Section 16(a) of the Securities Exchange Act of 1934, as amended.

Code of Ethics
The Company has adopted a Code of Ethics applicable to the Chief Executive Officer, the Chief Financial Officer, and the principal accounting officer. The Company's Code of Ethics is incorporated by reference as Exhibit 14.1 to this report.

ITEM 11.     EXECUTIVE COMPENSATION.

Compensation of Officers

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensa- tion Earnings ($)	All Other Compen- sation ($)	Total ($)
NONE

Outstanding Equity Awards at Fiscal Year-End

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards; Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards; Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards; Market or Payout Value Of Unearned Shares, Units or Other Rights That Have Not Vested ($)
None

Compensation of Directors

Name	Fees Earned Or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
William Offenberg	$42,000	0	0	0	0	$92,350	$134,350
Robert Puette	$16,500	0	0	0	0	0	$16,500
Patricia Wolf	$32,000	0	0	0	0	0	$32,000
Jeffrey Black	$34,500	0	0	0	0	0	$34,500

As Chairman of the Board and director, Mr. Offenberg received $35,000, Mr. Black and Ms. Wolf each received $25,000 for their participation in our standard board meetings.  All directors are also compensated $1,000 for each board meeting they attend, other than the regular quarterly board meetings.

As has been previously disclosed in all of the Company’s prior relevant filings, on September 25, 2007, the Company entered into a compensation agreement with William Offenberg to assume the role of Executive Chairman of the Board which was later transitioned to the role of Chief Executive Officer. At the last annual meeting Mr. Offenberg’s responsibilities were expanded to include the duties of Chief Financial Officer as well.  The compensation paid under such agreement to Mr. Offenberg during the fiscal year covered by this report is shown under the “All Other Compensation” column in the above table.

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

The following table presents information regarding the beneficial ownership of our capital stock as of September 30, 2010 of: (1) each of our directors and executive officers; and (2) all of our directors and executive officers as a group. Unless otherwise indicated in the footnotes to the table, the beneficial owners named have, to our knowledge, sole voting and investment power with respect to the shares beneficially owned, subject to community property laws where applicable.

Title of Class	Beneficial Owner	Number of Shares	Percent of Class
Common Stock	Jeffrey Black	250,852	2.25
	Patricia Wolf	167,030	1.50
	William Offenberg	107,404	*
	Total	525,286	4.70

* Less than one percent of our outstanding capital stock.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

One of the three current members of the Board, William Offenberg acts as an executive officer of the Company and cannot be considered an independent director; Mr. Black was chief financial officer of the Company until April 2010 and cannot be considered an independent director as he held such officer during the previous three years; and Ms. Wolf is considered an independent director, as that term is defined under New York Stock Exchange Rule Section 303A, the NYSE’s Corporate Governance Rules.  Under those Rules, no director qualifies as “independent” unless the Board of Directors affirmatively determines that the director has no material relationship with the Company (directly or as a partner, shareholder or officer of an organization that has a relationship with the Company).  Material relationships can include commercial, industrial, banking, consulting, legal, accounting, charitable and familial relationships, among others. However, as the concern is independence from management, the NYSE does not view ownership of even a significant amount of stock, by itself, as a bar to an independence finding.  Accordingly, while Mr. Black and Ms. Wolf own shares of the Company’s common stock, the Board views these directors/nominees as independent under these standards.  In addition, a director is not independent under the NYSE Rules if: (i) the director is, or has been within the last three years, an employee of the Company, or an immediate family member is, or has been within the last three years, an executive officer, of the Company; (ii) the director has received, or has an immediate family member who has received, during any twelve-month period within the last three years, more than $100,000 in direct compensation from the listed company, other than director and committee fees and pension or other forms of deferred compensation for prior service (provided such compensation is not contingent in any way on continued service; (iii) (A) the director or an immediate family member is a current partner of a firm that is the Company’s internal or external auditor; (B) the director is a current employee of such a firm; (C) the director has an immediate family member who is a current employee of such a firm and who participates in the firm’s audit, assurance or tax compliance (but not tax planning) practice; or (D) the director or an immediate family member was within the last three years (but is no longer) a partner or employee of such a firm and personally worked on the Company’s audit within that time; (iv) the director or an immediate family member is, or has been within the last three years, employed as an executive officer of another company where any of the Company’s present executive officers at the same time serves or served on that company’s compensation committee; or (v) the director is a current employee, or an immediate family member is a current executive officer, of a company that has made payments to, or received payments from, the Company for property or services in an amount which, in any of the last three fiscal years, exceeds the greater of $1 million, or 2% of such other company’s consolidated gross revenues.
Two of our directors have made loans to the Company.  See Note 10 to the consolidated financial statements contained in Form 10-K that begin on page FS-1.  In addition, one of our directors  made a short term unsecured loan to the Company in December 2010, as described in Note 13 to the consolidated financial statements contained in Form 10-K that begin on page FS-1.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The Company accrues expenses associated with principal accountant fees and services in the year being audited or serviced. The following table presents the expenses accrued by the Company for such fees and services:

	Year Ended September 30,
	2010	2009
Audit fees	$ 120,000	$ 130,611
Audit-related fees	-	-
Tax fees	23,000	23,000
All other fees	-	-
Total	$ 143,000	$ 153,611

Tax fees are comprised of fees related to the preparation and filing of the Company’s federal and applicable state tax return(s).

The Company does not have an independent audit committee, and the full board of directors therefore serves as the audit committee for all purposes relating to communication with the Company’s auditors and responsibility for the Company audit.  All engagements for audit services, audit related services and tax services are approved in advance by the full board of directors of the Company.  The Company's Board of Directors has considered whether the provision of the services described above for the years ended September 30, 2010 and 2009 is compatible with maintaining the auditor’s independence.

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

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

a. Financial Statements. The following financial information is included as a separate section of this Annual Report on Form 10-K:

1.	Report of Independent Registered Public Accounting Firms

2.	Consolidated Balance Sheets as of September 30, 2010 and 2009

3.	Consolidated Statements of Operations for the years ended September 30, 2010 and 2009

4.	Consolidated Statement of Shareholders’ Equity for the years ended September 30, 2010 and 2009

5.	Consolidated Statements of Cash Flows for the years ended September 30, 2010 and 2009

6.	Notes to Consolidated Financial Statements for the years ended September 30, 2010 and 2009

b.	Exhibits. Exhibits submitted with this Form 10-K, as filed with the Securities and Exchange Commission, or those incorporated by reference to other filings are:

Exhibit No.	Description of Exhibit
3(i)	Articles of Incorporation of the Company is incorporated by reference to Exhibit 3(i) to the Company’s Form 10-12 G/A, previously filed on April 28, 2000
3(ii)	Bylaws, Amended March 30, 2000 is incorporated by reference to Exhibit 3(ii) to the Company’s Form 10-12 G/A, previously filed on April 28, 2000
3(iii)	Articles Supplementary of the Company is incorporated by reference to Exhibit 99.1 to the Company’s Form 10-12 G/A, previously filed on April 28, 2000
3(iv)	Specimen Stock Certificate, is incorporated by reference to Exhibit 99.2 to the Company’s Form 10-12 G/A, previously filed on April 28, 2000
4.1	Shareholder Rights Agreement dated July 19, 2004 is incorporated by reference to Exhibit 4.4 in the Form 8-K previously filed July 20, 2004
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

10.4	Management Agreement between BellaVista and LG Servicing, Inc., a California corporation dated as of January 1, 2011.
11.1	Statement regarding computation of per share earnings
14.1	Code of Ethics is incorporated by reference to Exhibit 14.1 to the Company’s 2003 Form 10-K, previously filed on April 14, 2004
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

c.      Financial Statement Schedules
None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ William Offenberg	President, Chief Executive Officer, Treasurer, Chief Financial Officer and Executive Chairman	June 9, 2011
William Offenberg
/s/ Jeffrey Black	Director	June 9, 2011
Jeffrey Black
/s/ Patricia Wolf	Secretary and Director	June 9, 2011
Patricia Wolf

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
BellaVista Capital, Inc.

We have audited the accompanying consolidated balance sheets of BellaVista Capital, Inc., as of September 30, 2010 and 2009 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended.  BellaVista Capital, Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BellaVista Capital, Inc. as of September 30, 2010 and 2009 and the results of its consolidated operations and its consolidated cash flows for  the years then ended, in conformity with accounting principles generally accepted in the United States of America.

PMB Helin Donovan, LLP

San Francisco, California
June 8, 2011

BELLAVISTA CAPITAL, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
AS OF SEPTEMBER 30, 2010 AND 2009

	2010	2009

ASSETS:
Cash and cash equivalents	$14,112	$44,422
Accounts receivable, net of allowance of $241,916 and $327,044 at September 30, 2010 and 2009, respectively	64,869	96,687
Loans receivable secured by real estate	3,881,339	6,091,228
Joint venture investments in real estate developments	6,910,921	7,401,674
Investments in real estate developments	6,172,645	15,696,998
Investment in rental property, net of accumulated depreciation of $264,450 and $157,246 at September 30, 2010 and 2009, respectively	6,727,162	3,901,221
Fixed assets, net of accumulated depreciation of $18,756 and $16,630 at September 30, 2010 and 2009, respectively	─	2,126
Other assets, net	346,606	302,626
Total assets	$24,117,654	$33,536,982

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Secured notes payable and lines of credit	$6,425,075	$9,280,194
Unsecured notes payable	85,585	76,106
Accounts payable and accrued expenses	614,422	814,297
Total liabilities	7,125,082	10,170,597

Commitments and contingencies (see note 12)	─	─

Common stock: par value $0.01, 50,000,000 shares authorized at September 30, 2010 and 2009; 11,171,433 shares issued and outstanding at September 30, 2010 and 2009	111,714	111,714
Additional paid-in capital	102,630,358	102,630,358
Accumulated deficit	(85,749,500)	(79,375,687)
Total shareholders’ equity	16,992,572	23,366,385
Total liabilities and shareholders’ equity	$24,117,654	$33,536,982

BELLAVISTA CAPITAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

	2010	2009
REVENUES:
Revenues from loans receivable	$234,782	$451,159
Revenues from joint venture investments in real estate developments	240,800	─
Revenues from sales of investments in real estate developments	7,618,381	5,987,513
REO property rental revenues	90,392	271,623
Rental revenue	743,061	388,370
Other income	─	225,947
Total revenues	8,927,416	7,324,612
Cost of investments in real estate developments	(7,504,546)	(6,335,942)
Rental expenses	(438,391)	(247,618)
Gross profit	984,479	741,052

EXPENSES:
Legal and accounting expense	67,862	202,402
Litigation and settlement costs – non-recurring	205,000	161,239
Board of directors fees	141,206	186,135
Asset management fee	220,000	338,593
Officers consulting fees for routine business operations – related party	92,350	152,250
D&O insurance expense	111,826	111,375
General and administrative expense	15,747	39,264
Reserve for uncollectible interest	61,761	262,338
Depreciation expense	2,126	3,800
BellaVista total operating expenses	917,878	1,457,396
REO carrying costs and expenses	741,149	1,046,479
Provision for impairment of real estate investments	5,010,749	5,301,349
Total operating expenses	6,669,776	7,805,224
Net loss from operations	(5,685,297)	(7,064,172)
OTHER INCOME (EXPENSE)
Other Income	23,576	─
Interest income	─	1,081
Interest expense	(682,768)	(783,464)
Total other income (expense)	(659,192)	(782,383)
Net loss before tax	(6,344,489)	(7,846,555)
Income tax expense	(29,324)	(15,790)
Net loss allocable to common stock	$(6,373,813)	$(7,862,345)

Basic and diluted net loss per common share	$(0.57)	$(0.70)

Basic and diluted weighted-average common shares outstanding	11,171,433	11,194,416

BELLAVISTA CAPITAL, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

	Common stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Total
Shareholders’ equity at October 1, 2008	11,590,870	$ 115,908	$ 103,360,168	$ (71,513,342)	$ 31,962,734
Stock repurchases and cancellations	(419,437)	$ (4,194)	$ (729,810)	$ ─	$ (734,004)
Net loss	—	$ —	$ —	$ (7,862,345)	$ (7,862,345)
Shareholders’ equity at September 30, 2009	11,171,433	$ 111,714	$ 102,630,358	$ (79,375,687)	$ 23,366,385
Net loss	—	$ —	$ —	$ (6,373,813)	$ (6,373,813)
Shareholders’ equity at September 30, 2010	11,171,433	$ 111,714	$ 102,630,358	$ (85,749,500)	$ 16,992,572

BELLAVISTA CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,373,813)	$(7,862,345)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	109,330	31,008
Gain on sale of fully impaired investments	(240,800)	─
Allowance for uncollectible interest	61,761	262,338
Provision for impairment	5,010,749	5,301,349
Increase in accounts receivable	(29,943)	(119,960)
(Increase) / decrease in other assets	(43,980)	223,815
Decrease in accounts payable and accrued expenses	(199,875)	(187,392)
Net cash used in operating activities	(1,706,571)	(2,351,187)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from repayments and sales of loans, joint venture investments and investments in real estate	8,755,718	8,178,780
Investments in real estate	(1,433,817)	(2,428,622)
Net cash provided by investing activities	7,321,901	5,750,158
CASH FLOWS FROM FINANCING ACTIVITIES:
Stock repurchases and cancellations	─	(734,004)
Borrowings under notes payable and line of credit	1,295,094	3,750,000
Repayment of notes payable and line of credit	(6,940,734)	(7,006,891)
Net cash used in financing activities	(5,645,640)	(3,990,895)
Net decrease in cash and cash equivalents	(30,310)	(591,924)
Beginning cash and cash equivalents	44,422	636,346
Ending cash and cash equivalents	$14,112	$44,422
Cash paid for interest	$678,758	$776,561
Cash paid for income taxes	$29,224	$27,245
Assets acquired through financing	$ ─	$94,670
Debt acquired through foreclosure	$2,800,000	$ ─

1.   ORGANIZATION AND BUSINESS:

Organization
BellaVista Capital, Inc., a Maryland corporation (the Company, our, we), was formed on March 18, 1999 and commenced operations effective May 1, 1999. We have been engaged in the business of investing in real estate development projects, primarily in California. Our investments are structured as loans secured by real estate, loans made to real estate development entities and joint venture investments in real estate development entities.  We are organized in a single operating segment for purposes of making operating decisions and assessing performance.  BellaVista Capital, Inc. is also the 100% shareholder of Frank Norris Condominiums Inc., which is a California corporation formed for the purpose of owning and selling residential real estate. The Company holds a 100% interest in Cummings Park Associates, LLC a California Limited Liability Company formed to develop and sell a mixed use residential and retail project in East Palo Alto California. The Company also holds a 100% interest in MSB Brighton LLC, currently operated as a rental property.

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

Loans Receivable Secured By Real Estate
We have originated loans secured by real estate.  These loans are secured by deeds of trust on real property, accrue interest on a monthly basis and are typically additionally collateralized by personal guarantees from the principals of our borrowers.  We recognize interest income on these loans during the period in which the interest is earned and recognize income on any loan fees charged under the effective interest method.

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

Joint Venture Investments in Real Estate Developments
Our joint venture investments in real estate developments are comprised of loans, known as Acquisition, Development, and Construction loans (“ADC Loans”), which are secured by real estate and have many characteristics of joint venture investments and investments in real estate joint ventures.

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

Fixed Assets
Fixed assets, which include equipment and furniture, are carried at cost less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful life of the asset.  Furniture and equipment have useful lives ranging from 3 to 7 years.  Buildings have useful lives of 30 to 40 years.

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

Recent Accounting Pronouncements:
In January 2010, the FASB issued guidance to improve disclosures about fair value measurements.  The guidance provides amendments to require new disclosures regarding transfers in and out of Levels 1 and 2 of the fair value measurement hierarchy, and activity in Level 3, and to clarify existing disclosures regarding the level of disaggregation, inputs and valuation techniques.  The guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the new disclosures regarding purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  We adopted the guidance, except for the new disclosures regarding purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, as of January 1, 2010, as required.  We do not expect that the adoption of the guidance will have a material impact on our consolidated financial statements.  We are currently determining the impact of the new disclosures regarding purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements on our consolidated financial statements.

In January 2010, the FASB issued guidance to address implementation issues related to the changes in ownership provisions in ASC 810, "Consolidation," ("ASC 810").  The guidance clarifies the scope of the decrease in ownership provisions in ASC 810 and expands the disclosures about the deconsolidation of a subsidiary or derecognition of a group of assets within the scope of ASC 810.  The guidance is effective beginning in the first interim or annual reporting period ending on or after December 15, 2009, and was applied retrospectively to the first period that ASC 810 was adopted by us. The adoption of this guidance did not have a material impact on our consolidated financial statements.

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

3.  LOANS RECEIVABLE SECURED BY REAL ESTATE:

As of September 30, 2010, loans receivable secured by real estate summarized by location consisted of the following:

Description	Amount Invested	Recognized Cumulative Impairments	Carrying Amount	In Default
SF Bay Area	$3,561,701	$982,845	$2,578,856	$798,155
California Central Valley	505,500	─	505,500	─
Southern California	355,476	163,177	192,299	─
Other States	604,684	─	604,684	604,684
Total	$5,027,361	$1,146,022	$3,881,339	$1,402,839

As of September 30, 2009, loans receivable secured by real estate summarized by location consisted of the following:

Description	Amount Invested	Recognized Cumulative Impairments	Carrying Amount	In Default
SF Bay Area	$5,074,264	$545,294	$4,528,970	$2,485,969
California Central Valley	866,958	─	866,958	800,000
Southern California	185,100	89,800	95,300	─
Other States	600,000	─	600,000	─
Total	$6,726,322	$635,094	$6,091,228	$3,285,969

Loans Receivable Secured by Real Estate consist of loans to real estate developers which are secured by deeds of trust on real property, accrue interest monthly and generally have repayment guarantees from the principals of the borrowing entity.  Management has evaluated the underlying collateral of loans in default and believes no impairment exists at the balance sheet dates.

As of September 30, 2010 $2,936,540 of these loans were secured by first trust deeds and $944,799 were secured by second trust deeds.  As of September 30, 2009, $3,804,883 of these loans were secured by first trust deeds and $2,286,345 were secured by second trust deeds At September 30, 2010, six (6) loans totaling $1,402,839 were in default under the terms of our loans and we have recognized cumulative impairments on seven (7) of our loans receivable totaling $1,146,022. At September 30, 2009, six (6) loans totaling $3,285,969 were in default under the terms of our loans and we have recognized cumulative impairments on four (4) of our loans receivable totaling $635,094.

Provision for impairment of loans receivable secured by real estate amounted to $953,027 and $470,094 for the years ended September 30, 2010 and 2009, respectively.

4.   JOINT VENTURE INVESTMENTS IN REAL ESTATE DEVELOPMENTS:

As of September 30, 2010, joint venture investments in real estate developments summarized by location consisted of the following:

Description	Amount Invested	Recognized Cumulative Impairments	Carrying Amount	Remaining Funding Obligation
SF Bay Area	$9,527,114	$3,038,450	$6,488,664	$ ─
Central Valley California	1,770,662	1,348,405	422,257	─
Southern California	7,484,906	7,484,906	─	─
Total	$18,782,682	$11,871,761	$6,910,921	$ ─

As of September 30, 2009, joint venture investments in real estate developments summarized by location consisted of the following:

Description	Amount Invested	Recognized Cumulative Impairments	Carrying Amount	Remaining Funding Obligation
SF Bay Area	$9,761,119	$2,654,605	$7,106,514	$ ─
Central Valley California	967,753	672,593	295,160	─
Southern California	7,484,906	7,484,906	─	─
Total	$18,213,778	$10,812,104	$7,401,674	$ ─

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

Provision for impairment of joint venture investments in real estate developments amounted to $900,156 and $1,836,970 for the years ended September 30, 2010 and 2009, respectively.

5.   INVESTMENTS IN REAL ESTATE DEVELOPMENTS:

Investments in Real Estate Developments include real estate development projects we own, either directly or through a subsidiary company we own or control. The following table summarizes our Investments in Real Estate Developments by location as of September 30, 2010:

Description	Amount Invested (net of payments)	Recognized Cumulative Impairment	Carrying Amount	Costs to Complete
SF Bay Area	$10,189,973	$4,017,328	$6,172,645	$426,420

The following table summarizes our Investments in Real Estate Developments by location as of September 30, 2009:

Description	Amount Invested (net of payments)	Recognized Cumulative Impairment	Carrying Amount	Costs to Complete
SF Bay Area	$20,581,120	$4,884,122	$15,696,998	$426,420

Provision for impairment of investments in real estate developments amounted to $2,506,237 and $2,994,285 for the years ended September 30, 2010 and 2009, respectively.

6.  INVESTMENT IN RENTAL PROPERTY:

During 2009, the Company acquired control and became the 100% owner of the joint venture investment MSB Brighton LLC, a multi-unit condominium conversion in Modesto, California. Management converted this property from a held-for-sale to a rental.  During 2010, the Company foreclosed on a 14 unit retail property in San Jose, California.  At September 30, 2010 and 2009, the rental properties are summarized as follows:

	September 30,
	2010	2009
Land	$ 2,777,183	$ 1,076,589
Buildings	4,201,899	2,969,348
Furniture, Fixtures & Equipment	12,530	12,530
Total Rental Property	6,991,612	4,058,467
Accumulated depreciation	(264,450)	(157,246)
Rental Property, net	$ 6,727,162	$ 3,901,221

Depreciation expense related to investments in rental properties amounted to $107,204 and $27,209 for the years ended September 30, 2010 and 2009, respectively and is included in the statement of operations under Rental Expenses.

Provision for impairment of investments in rental properties amounted to $651,329 and zero for the years ended September 30, 2010 and 2009, respectively.

7.  FIXED ASSETS:

During March 2009 the Company disposed of furniture and equipment with a net book value of $17,088 and received $2,200 in cash. The $14,888 loss from the sale is included in the statement of operations. At September 30, 2010 and 2009 fixed assets consisted of the following:

	September 30,
	2010	2009
Computer equipment	$ 18,756	$ 18,756
Accumulated depreciation	(18,756)	(16,630)
Fixed assets, net	$ ─	$ 2,126

Depreciation expense related to fixed assets amounted to $2,126 and $3,800 for the years ended September 30, 2010 and 2009, respectively.

8.  NOTES PAYABLE:

Notes payable as of September 30, 2010 and 2009 consisted of the following:

	September 30,
	2010	2009
Gilmartin secured note	$ ─	$ 2,450,000
Alum Rock secured note	2,800,000	─
Cummings Park secured note	625,075	2,320,424
Frank Norris secured note	─	2,284,770
Brighton line of credit	1,500,000	1,500,000
Pulgas line of credit	1,500,000	725,000
Total	$ 6,425,075	$ 9,280,194

The Gilmartin note was secured by a deed of trust on a luxury home on Gilmartin Avenue in Tiburon, CA.  It bore interest at the Wells Fargo Prime Rate plus 2.0% (5.25% at September 30, 2009).  The note matured on June 5, 2008, and was extended to December 31, 2009.  This Note was paid in full in December of 2009 prior to the maturity date due to the sale of this asset.

The Alum Rock secured note was assumed by the Company during the year ended September 30, 2010.  The note is secured by the Alum Rock rental property that is owned by the Company.  The loan bears interest in year one at a rate of 7.5%, year two at 8.5% and year three at 9.5%, and matures on March 1, 2013.   In December 2010, the interest rate was modified and reduced to 6.0% for the remainder of the term of the note.  Interest-only payments are due monthly on the outstanding balance.

The Cummings Park secured note was originated for the purpose of financing the construction of a residential and retail mixed use project in East Palo Alto, California.  The original amount of the note was $14.9 million. The note is owed by Cummings Park Associates, LLC and is secured by the real property that is owned by Cummings Park Associates, a wholly owned subsidiary of the Company. The note bears interest at Prime plus 2% with an original floor of 6.75% and a modified floor of 8.00%, (8.00% and 6.75% at September 30, 2010 and 2009) and matures on June 30, 2011. Interest-only payments are due monthly on the outstanding balance of the note.  Principal payments will be made from the proceeds when units are sold.

The Frank Norris secured note was assumed by the Company in 2008.  The note is secured by the Frank Norris Condominium Inc. property that is wholly owned by the Company.  The loan bears interest at The Wall Street Journal Prime plus 1% with a floor of 6.5% (6.5% at September 30, 2010 and 2009) and matures on April 15, 2012. This Note was paid in full in May 2010 prior to the maturity date due to the sale of several condominium units at the property.

The $1.5 million Brighton line of credit is secured by our Brighton rental property in Modesto, California through our wholly-owned investment in MSB Brighton LLC.  The line bears interest at 11.5%. Interest-only payments are due monthly on the outstanding balance.  The line matures on October 1, 2011.  A portion of the outstanding balance at September 30, 2010 of $1,500,000 is due to certain related parties (see Note 10).

The $1.5 million Pulgas line of credit, of which $1,500,000 is outstanding as of September 30, 2010, is secured by one of our direct investments in real estate in East Palo Alto, CA.  The line bears interest at 11.5%. Interest-only payments are due monthly on the outstanding balance. The line matures on February 1, 2012 and is due to certain related parties (see Note 10).

9.  SHAREHOLDERS’ EQUITY:

There is currently no public trading market for our stock.  We are authorized to issue up to 50,000,000 shares of Common Stock.  As of September, 2010 we have repurchased and cancelled 1,564,097 shares in connection with legal settlements and 6,747,822 shares under tender offers at various prices. At September 30, 2010 and 2009 we had 11,171,433 shares of Common Stock outstanding.

The Company has not declared or paid any dividends on its capital stock during the period from January 1, 2005 through the date of this report.

During the year ended September 30, 2010 the Company made no stock repurchases or cancellations. During the year ended September 30, 2009 the Company repurchased and cancelled 419,437 shares of stock for approximately $734,004.

10.  TRANSACTIONS WITH AFFILIATES

During the year ended September 30, 2009 the Company obtained lines of credit that were partially or fully funded by some of its directors.  The terms of these relationships and lines of credit have been previously disclosed in the Company’s quarterly 10-Q filings, the Company’s Annual 10-K filings and are detailed below.

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

Brighton line of credit – The $1.5 million line of credit had an outstanding balance of $1.5 million as of September 30, 2010 and 2009. The line is secured by our MSB Brighton rental property in Modesto, California through our wholly-owned investment in MSB Brighton LLC. The line bears interest at 11.5% and matures on October 1, 2011. Interest-only payments are due monthly on the outstanding balance. This line of credit is partially funded by two of our directors, William Offenberg and Jeffrey Black.  Of the $1.5 million outstanding balance at September 30, 2010, $870,000 is owed to these parties. Since inception of the note Mr. Offenberg sold and assigned $900,000 of his portion of the note balance to Mr. Black or other unrelated third party private lenders. Since inception of the note Mr. Black has purchased $300,000 of the note balance from Mr. Offenberg or other unrelated third party private lenders. The following table sets forth the amounts attributed to each affiliated party:

	Year Ended September 30, 2010		Activity from Inception: Oct 30, 2008 to September 30, 2010
Balance of Line - Brighton
William Offenberg		$220,000		$220,000
Jeffrey Black		$650,000		$650,000
Advances to the Company
William Offenberg	$	----		$1,120,000
Jeffrey Black	$	----		$350,000
Repayments to the Lenders
William Offenberg	$	----	$	----
Jeffrey Black	$	----	$	----
Interest paid or payable
William Offenberg		$62,965		$153,966
Jeffrey Black		$78,846		$124,941

Pulgas line of credit – The $1.5 million line of credit had an outstanding balance of $1,500,000 and $725,000 as of September 30, 2010 and 2009, respectively. The line is secured by one of our direct investments in real estate in East Palo Alto, California. The line bears interest at 11.5% and matures on February 1, 2012. Interest-only payments are due monthly on the outstanding balance. This line of credit is principally funded by one of our directors, William Offenberg.  The full balance of $1,500,000 at September 30, 2010 was owed to Mr. Offenberg. The following table sets forth the amounts attributed to each affiliated party:

	Year Ended September 30, 2010		Activity from Inception: January 20, 2009 to September 30, 2010
Balance of Line - Pulgas
William Offenberg		$1,500,000		$1,500,000
Jeffrey Black	$	----	$	----
Advances to the Company
William Offenberg		$1,200,000		$2,925,000
Jeffrey Black	$	----		$300,000
Repayments to the Lenders
William Offenberg		$349,651		$1,425,000
Jeffrey Black		$75,349		$300,000
Interest paid or payable
William Offenberg		$125,459		$182,732
Jeffrey Black		$1,030		$13,695

11.   INCOME TAXES

At September 30, 2010 and 2009, we had U.S. federal net operating loss carried forward of approximately $ 126.5 million and $117.8 million, respectively which expire in various amounts between the years 2016 and 2031.  If there is a change in ownership, utilization of the U.S. net operating losses may be subject to substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

Operating Loss Carried forward
Operating loss carried forward consisted of the following at September 30, 2010:

	Federal Operating Loss Carried forward	California Operating Loss Carried forward
September 30, 2010	$8,723,517	$8,694,193
September 30, 2009	9,799,358	9,795,438
September 30, 2008	10,092,667	10,089,547
September 30, 2006	4,797,304	4,794,184
September 30, 2005	12,485,027	12,482,627
December 31, 2004	34,098,334	34,097,132
December 31, 2003	38,176,549	22,905,449
December 31, 2002	8,328,400	4,989,618
Total	$126,501,156	107,848,188

Deferred Taxes
The significant components of the Company's deferred tax assets are as follows:

	September 30,
	2010	2009
Net operating loss carried forward	$49,302,688	$45,829,438
Income from real estate investments reported on tax returns but not included in financial statement income	739,882	999,006
Impairment charges reported in financial statements but not deducted on tax return	8,588,482	7,943,207
Valuation allowance	(58,631,052)	(54,771,651)
Net deferred tax assets	$—	$—

As of September 30, 2010 and 2009, the Company and its subsidiaries had provided valuation allowances of approximately $58.4 million and $50.7 million, respectively, in respect of deferred tax assets resulting from tax loss carried forward and temporary timing differences in the reporting of revenues and expenses because it is more likely than not that the carry forwards may expire unused and that future tax deductions may not be realized through future profitable operations.

The following table presents the income tax provision for federal and state income taxes for the years ended September 30, 2010 and 2009:

	Year Ended September 30,
	2010	2009
Federal	$—	$—
State	29,224	15,790
Total	$29,224	$15,790

12.   COMMITMENTS AND CONTINGENCIES:

Litigation
As of September 30, 2010, the Company was involved in the following litigations in which claims for damages would be material if the plaintiff prevailed and there is at least a reasonable possibility that a loss may occur:

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

Eden CDM v MAC Homes, LLC
This action was initiated in the Superior Court of the State of California for the County of Alameda on July 20, 2010.  The plaintiff is Eden CDM, the general contractor hired to build the MacArthur project.  The defendant is MAC Homes, LLC, the developer and BellaVista’s joint venture partner.  The plaintiff is seeking the retention amounts not paid at completion and legal fees.  The contract with the general contractor had penalty provisions for delayed completion, which the Company strongly believes are owed by the general contractor and are greater than the retention amounts sought.  The Company has retained expert construction litigation counsel on behalf of MAC Homes.  The Company believes it has a very strong position as a result of Eden's lengthy delay in delivery of the completed project.

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

13.   SUBSEQUENT EVENTS

The following events occurred after September 30, 2010:

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

Richard Aster v BellaVista Capital, Inc. et al.
This matter is currently in mediation.  The company has reached a tentative settlement on terms and conditions that are acceptable to the company.

International Blvd, Oakland, CA
The company had an investment in a loan secured by two commercial properties in Oakland, CA.  The borrower defaulted on the Note and in December 2010 the property was foreclosed on and put into a single asset LLC.  BVC was a 69.5% owner of the Note and therefore is a 69.5% stockholder in the new LLC.  The new LLC will manage and liquidate the property.

Balmore Avenue Project, El Sobrante, CA
The company had an investment in a note secured by twenty-five (25) single family residential parcels in El Sobrante, CA.  The borrower defaulted on the note and in March 2011 the property was foreclosed on and put into a single asset LLC.  BVC was a 9.15% owner of the note and therefore is a 9.15% stockholder in the new LLC.  The new LLC will manage and liquidate the property.

Main Street, Pineville, NC
The company had an investment in a note secured by two commercial parcels in Pineville, NC.  The borrower defaulted on the note and in March 2011 the property was foreclosed on and title is now held by the Company.  The Company will manage and liquidate the property.

Short Term Unsecured Loan
In December 2010 the Company borrowed $106,000 from Mr. Offenberg to pay REO property taxes.  The company would have incurred a 10% penalty on property taxes due on December 10, 2010.  The company borrowed funds for a period of approximately 40 days to avoid these substantial penalties.  The note was paid back in January 2011 with interest at a rate of 1% per month.