Form 10-Q
period 2010-12-31
BELLAVISTA CAPITAL INC
filed 2011-09-26
CIK 1086670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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
Yes [  ]   No [  X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer Yes [ ] No [X]	Accelerated filer Yes [ ] No [X]

Non-accelerated filer (Do not Check if a smaller reporting company) Yes [ ] No [ ]	Smaller reporting company Yes [X] No [ ]

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
Yes [   ]  No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of the registrant’s only class of common equity, its common stock,
outstanding as of September 23, 2011:    11,171,433

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Attached are the following unaudited financial statements of BellaVista Capital, Inc., formerly known as Primecore Mortgage Trust, Inc. (the “Company”):

(1)	Condensed Consolidated Balance Sheets as of December 31, 2010 (unaudited), and September 30, 2010

(2)	Condensed Consolidated Statements of Operations for the Three Months ended December 31, 2010 and 2009 (unaudited)

(3)	Condensed Consolidated Statements of Cash Flows for the Three Months ended December 31, 2010 and 2009 (unaudited)

(4)	Notes to Condensed Consolidated Financial Statements (unaudited)

The financial statements referred to above should be read in conjunction with the Company’s audited financial statements for the fiscal year ended September 30, 2010 as filed with the Securities and Exchange Commission in our Annual Report on Form 10-K, filed June 9, 2011.

BELLAVISTA CAPITAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2010 AND SEPTEMBER 30, 2010

	December 31, 2010 (unaudited)	September 30, 2010 (Note 1)
ASSETS:
Cash and cash equivalents	$8,022	$14,112
Accounts receivable, net of allowance of $126,996 and $241,916 at December 31, 2010 and September 30, 2010, respectively	76,042	64,869
Loans receivable secured by real estate	3,251,220	3,881,339
Joint venture investments in real estate developments	7,026,949	6,910,921
Investments in real estate developments	6,172,645	6,172,645
Investment in rental property, net of accumulated depreciation of $290,223 and $264,450 at December 31, 2010 and September 30, 2010, respectively	7,225,472	6,727,162
Other assets, net	267,793	346,606
Total assets	$24,028,143	$24,117,654

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Liabilities:
Secured notes payable and lines of credit	$6,425,075	$6,425,075
Unsecured notes payable	163,056	85,585
Accounts payable and accrued expenses	636,926	614,422
Total liabilities	7,225,057	7,125,082

Commitments and contingencies (see Note 11)	─	─

Shareholders’ Equity:
Common stock: par value $0.01, 50,000,000 shares authorized at December 31, 2010 and September 30, 2010; 11,171,433 shares issued and outstanding at December 31, 2010 and September 30, 2010	111,714	111,714
Additional paid-in capital	102,630,358	102,630,358
Accumulated deficit	(86,131,708)	(85,749,500)
Total BellaVista Capital shareholders’ equity	16,610,364	16,992,572
Non controlling interest	192,722	-
Total shareholders’ equity	16,803,086	16,992,572

Total liabilities and shareholders’ equity	$24,028,143	$24,117,654

See accompanying notes to these condensed consolidated financial statements

BELLAVISTA CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended December 31, 2010 and 2009
(unaudited)

	Three Months Ended December 31,
	2010	2009
REVENUES:
Revenues from loans receivable	$50,132	$66,371
Revenues from joint venture investments in real estate developments	─	240,800
Revenues from sales of investments in real estate developments	─	4,506,925
REO property rental revenues	27,958	45,778
Rental revenues	198,136	105,547
Total revenues	276,226	4,965,421
Cost of investments in real estate developments	─	(4,520,361)
Rental expenses	(134,507)	(77,860)
Gross profit	141,719	367,200

EXPENSES:
Legal and accounting expense	14,415	17,507
Board of directors fees	32,250	37,250
Asset management fee	52,500	60,000
Officers consulting fees for routine business operations – related party	8,350	18,550
D&O insurance expense	27,969	27,844
General and administrative expense	2,511	4,570
Reserve for uncollectible interest	─	10,005
Depreciation expense	─	792
BellaVista operating expenses	137,995	176,518
REO carrying costs and expenses	158,323	232,652
Provision for impairment of real estate investments	75,167	227,254
Total operating expenses	371,485	636,424
Net loss from operations	(229,766)	(269,224)

OTHER INCOME (EXPENSE):
Interest expense	(152,649)	(197,133)
Total other income (expense)	(152,649)	(197,133)
Net loss before tax	(382,415)	(466,357)
Income tax expense	─	(15,890)
Net loss	(382,415)	(482,247)
Net loss attributable to non controlling interest	207	─
Net loss attributable to BellaVista Capital	$(382,208)	$(482,247)

Basic and diluted net loss per common share	$(0.03)	$(0.04)

Basic and diluted weighted-average common shares outstanding	11,171,433	11,171,433

See accompanying notes to these condensed consolidated financial statements

BELLAVISTA CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended December 31, 2010 and 2009
 (unaudited)

	Three Months Ended December 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(382,415)	$(482,247)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	25,773	20,117
Gain on sale of fully impaired investments	-	(240,800)
Allowance for uncollectible interest	-	10,005
Provision for impairment	75,167	227,254
Increase in accounts receivable	(11,173)	(21,386)
Decrease in other assets	78,813	8,364
Increase (decrease) in accounts payable and accrued expenses	22,504	(97,914)
Net cash used in operating activities	(191,331)	(576,607)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from repayments and sales of loans, joint ventures and investments in real estate	246,248	5,196,287
Investments in loans, joint ventures and real estate	(138,478)	(247,824)
Net cash provided by investing activities	107,770	4,948,463
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under notes payable and lines of credit	106,000	100,000
Repayment of notes payable and lines of credit	(28,529)	(4,472,375)
Net cash provided by (used in) financing activities	77,471	(4,372,375)
Net decrease in cash and cash equivalents	(6,090)	(519)
Beginning cash and cash equivalents	14,112	44,422
Ending cash and cash equivalents	$8,022	$43,903

Supplemental disclosure of cash flow information:
Cash paid for interest	$141,489	$218,459
Cash paid for income taxes	$-	$15,890
Assets acquired through foreclosure	$599,250	$-

See accompanying notes to these condensed consolidated financial statements

BELLAVISTA CAPITAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.   ORGANIZATION AND BUSINESS:

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete annual financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three months ended December 31, 2010 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

The condensed consolidated balance sheet at September 30, 2010 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the BellaVista Capital, Inc. Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

Organization
BellaVista Capital, Inc., a Maryland corporation (the Company, BellaVista, BVC, our, we), was formed on March 18, 1999 and commenced operations effective May 1, 1999.  We have been engaged in the business of investing in real estate development projects, primarily in California.  Our investments are structured as loans secured by real estate, loans made to real estate development entities and joint venture investments in real estate development entities.  We are organized in a single operating segment for purposes of making operating decisions and assessing performance.  In addition, BellaVista Capital, Inc. is the 100% shareholder of Frank Norris Condominiums Inc., a California corporation formed for the purpose of developing and selling residential real estate. The Company holds a 100% interest in Cummings Park Associates, LLC, a California Limited Liability Company formed to develop and sell a mixed use residential and retail project in East Palo Alto California. The Company holds a 100% interest in MSB Brighton LLC, currently operated as a rental property.  Finally, the Company holds a 67.8% interest in 1472 Investors, LLC, a single asset LLC used to hold a commercial REO property, which is currently being operated as a rental property.

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Consolidation Policy
The consolidated financial statements include the accounts of BellaVista Capital, Inc. and its wholly owned subsidiaries: MSB Brighton LLC, Frank Norris Condominiums Inc., Cummings Park Associates, LLC, and 1472 Investors, LLC.  All intercompany accounts and transactions have been eliminated in consolidation. We may enter into various joint venture agreements with unrelated third parties to hold or develop real estate assets. We must determine for each of these joint ventures whether to consolidate the entity or account for our investment under the equity or cost basis of accounting.  Investments acquired or created are evaluated based on the accounting guidance relating to variable interest entities (“VIEs”), which requires the consolidation of VIEs in which we are considered to be the primary beneficiary.  If the investment is determined not to be a VIE, then the investment is evaluated for consolidation (primarily using a voting interest model) under the remaining consolidation guidance relating to real estate. If we are the general partner in a limited partnership, or manager of a limited liability company, we also consider the consolidation guidance relating to the rights of limited partners or non-managing members, as the case may be, to assess whether any rights held by the limited partners, or non-managing members, as the case may be, overcome the presumption of control by us.  We evaluate our accounting for investments on a quarterly basis or when a reconsideration event (as defined in GAAP) with respect to our investments occurs.  The analysis required to identify VIEs and primary beneficiaries is complex and requires substantial management judgment.  Accordingly, we believe the decisions made to choose an appropriate accounting framework are critical.

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

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income (ASU 2011-05), to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. ASU 2011-05 is effective for the Company in the first quarter of fiscal year 2013 and should be applied retrospectively. The Company is currently evaluating the impact of its pending adoption of ASU 2011-05 on its consolidated financial statements.

3.  LOANS RECEIVABLE SECURED BY REAL ESTATE:

As of December 31, 2010, loans receivable secured by real estate summarized by location consisted of the following:
Description	Amount Invested	Recognized Cumulative Impairments	Carrying Amount	In Default
SF Bay Area	$2,709,565	$694,166	$2,015,399	$391,834
California Central Valley	437,500	─	437,500	─
Southern California	355,314	163,177	192,137	─
Other States	606,184	─	606,184	606,184
Total	$4,108,563	$857,343	$3,251,220	$998,018

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

Loans Receivable Secured by Real Estate consist of loans to real estate developers which are secured by deeds of trust on real property, accrue interest monthly and generally have repayment guarantees from the principals of the borrowing entity.  Management has evaluated the underlying collateral of loans in default and believes no impairment exists at the balance sheet dates based on the value of the collateral.

As of December 31, 2010, $2,377,083 of these loans was secured by first trust deeds and $874,137 was secured by second trust deeds.  As of September 30, 2010, $2,936,540 of these loans was secured by first trust deeds and $944,799 was secured by second trust deeds.  As of December 31, 2010, four (4) loans totaling $998,018 were in default under the terms of our loans and we have recognized cumulative impairments on six (6) of our loans receivable totaling $857,343.  As of September 30, 2010, six (6) loans totaling $1,402,839 were in default under the terms of our loans and we have recognized cumulative impairments on seven (7) of our loans receivable totaling $1,146,022.

Provision for impairment of loans receivable secured by real estate amounted to zero and $181,254 for the three months ended December 31, 2010 and 2009, respectively.

4.   JOINT VENTURE INVESTMENTS IN REAL ESTATE DEVELOPMENTS:

As of December 31, 2010, joint venture investments in real estate developments summarized by location consisted of the following:
Description	Amount Invested	Recognized Cumulative Impairments	Carrying Amount	Remaining Funding Obligation
SF Bay Area	$ 9,642,147	$ 3,038,450	$ 6,603,697	$ ─
Central Valley California	1,771,657	1,348,405	423,252	─
Southern California	7,484,906	7,484,906	─	─
Total	$ 18,898,710	$ 11,871,761	$ 7,026,949	$ ─

As of September 30, 2010, joint venture investments in real estate developments summarized by location consisted of the following:
Description	Amount Invested	Recognized Cumulative Impairments	Carrying Amount	Remaining Funding Obligation
SF Bay Area	$ 9,527,114	$ 3,038,450	$ 6,488,664	$ ─
Central Valley California	1,770,662	1,348,405	422,257	─
Southern California	7,484,906	7,484,906	─	─
Total	$ 18,782,682	$ 11,871,761	$ 6,910,921	$ ─

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

BELLAVISTA CAPITAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Provision for impairment of joint venture investments in real estate developments amounted to zero and $46,000 for the three months ended December 31, 2010 and 2009, respectively.

5.   INVESTMENTS IN REAL ESTATE DEVELOPMENTS:

Investments in Real Estate Developments (REOs) include real estate development projects we own, either directly or through a subsidiary company we own or control.  As of December 31, 2010, investments in real estate developments summarized by location consisted of the following:

Description	Amount Invested (net of payments)	Recognized Cumulative Impairment	Carrying Amount	Costs to Complete
SF Bay Area	$10,189,973	$4,017,328	$6,172,645	$426,420

As of September 30, 2010, investments in real estate developments summarized by location consisted of the following:
Description	Amount Invested (net of payments)	Recognized Cumulative Impairment	Carrying Amount	Costs to Complete
SF Bay Area	$10,189,973	$4,017,328	$6,172,645	$426,420

Provision for impairment of investments in real estate developments amounted to zero for the three months ended December 31, 2010 and 2009.

6.  INVESTMENT IN RENTAL PROPERTY:

Investment in rental property at December 31, 2010 and September 30, 2010 consisted of the following:

	December 31, 2010	September 30, 2010
Land	$2,867,978	$2,777,183
Buildings	4,635,187	4,201,899
Furniture, Fixtures & Equipment	12,530	12,530
Total Rental Property	7,515,695	6,991,612
Accumulated depreciation	(290,223)	(264,450)
Rental Property, net	$7,225,472	$6,727,162

Depreciation expense amounted to $25,773 and $19,325 for the three months ended December 31, 2010 and 2009, respectively.

Provision for impairment of investments in real estate developments amounted to $75,167 and zero for the three months ended December 31, 2010 and 2009, respectively.

7.  FIXED ASSETS:

Fixed assets at December 31, 2010 and September 30, 2010 consisted of the following:

	December 31, 2010	September 30, 2010
Computer equipment	$18,756	$18,756
Accumulated depreciation	(18,756)	(18,756)
Fixed assets, net	$ ─	$ ─

Depreciation expense was zero and $792 for the three months ended December 31, 2010 and 2009, respectively.

BELLAVISTA CAPITAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

8.  NOTES PAYABLE AND LINES OF CREDIT:

Notes payable and lines of credit at December 31, 2010 and September 30, 2010 consisted of the following:

	December 31, 2010	September 30, 2010
Cummings Park secured note	$625,075	$625,075
Alum Rock secured note	2,800,000	2,800,000
Brighton line of credit	1,500,000	1,500,000
Pulgas line of credit	1,500,000	1,500,000
Total	$6,425,075	$6,425,075

The Cummings Park secured note was originated for the purpose of financing the construction of a residential and retail mixed use project in East Palo Alto, California.  The original amount of the note was $14.9 million. The note is owed by Cummings Park Associates, LLC and is secured by the real property that is owned by Cummings Park Associates, a wholly-owned subsidiary of the Company.  The note bears interest at Prime plus 2% with a floor of 8.0%, (8.0% at December 31, 2010 and September 30, 2010) and matures on June 30, 2011. Interest-only payments are due monthly on the outstanding balance of the note.  Principal payments will be made from the proceeds when units are sold.  The Company completed a refinance of this note in August 2011 (see subsequent events for details).

The Alum Rock secured note was assumed by the Company during the year ended September 30, 2010.  The note is secured by the Alum Rock rental property that is owned by the Company.  The loan originally obligated the Company to pay interest in year one at a rate of 7.5%, year two at 8.5% and year three at 9.5%.  In December 2010, the interest rate was modified and reduced to 6.0%, fixed rate, for the remainder of the term of the note. Interest-only payments are due monthly on the outstanding balance.  The maturity date is March 1, 2013.

The $1.5 million Brighton line of credit, of which $1,500,000 is outstanding as of December 31, 2010, is secured by our Brighton rental property in Modesto, California through our wholly-owned investment in MSB Brighton LLC.  The line bears interest at 11.5%. Interest-only payments are due monthly on the outstanding balance.  The line matures on October 1, 2011.  A portion of the outstanding balance at December 31, 2010 of $1,500,000 is due to certain related parties (See Note 10).  Principal payments made under this line amounted to zero and draws on this line amounted to zero during the three months ended December 31, 2010.

The $1.5 million Pulgas line of credit, of which $1,500,000 is outstanding as of December 31, 2010, is secured by one of our direct investments in real estate in East Palo Alto, CA.  The line bears interest at 11.5%.  Interest-only payments are due monthly on the outstanding balance.  The line matures on February 1, 2012 and is due to certain related parties (See Note 10).  Principal payments made under this line amounted to zero and draws on this line amounted to zero during the three months ended December 31, 2010.

9.  SHAREHOLDERS’ EQUITY:

There is currently no public trading market for our stock.  We are authorized to issue up to 50,000,000 shares of Common Stock.  As of December 31, 2010 we have repurchased and cancelled 1,564,097 shares in connection with legal settlements and 6,747,822 shares under tender offers at various prices.  At December 31, 2010 and September 30, 2010 we had 11,171,433 shares of Common Stock outstanding.

The Company has not declared or paid any dividends on its capital stock during the period from January 1, 2005 through the date of this report.

BELLAVISTA CAPITAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

During the three months ended December 31, 2010 and the year ended September 30, 2010, the Company made no stock repurchases or cancellations.

The Company had an investment in a promissory note which was secured by two commercial properties in Oakland, CA.  In December 2010, 1472 Investors, LLC, which was formed by the investors of the promissory note, foreclosed on the properties.  The Company held a 67.8% ownership interest in the promissory note and therefore holds a 67.8% ownership interest in 1472 Investors, LLC.  Accordingly, the Company consolidates 1472 Investors, LLC as a majority-owned subsidiary.  The remaining ownership interest of the minority owners of 32.2% is reported in the Company’s financial statements as non controlling interest.

10.  TRANSACTIONS WITH AFFILIATES:

During the year ended September 30, 2010 the Company obtained lines of credit that were partially or fully funded by some of its directors.  The terms of these relationships and lines of credit have been previously disclosed in the Company’s Annual 10-K filing and are detailed below.

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

Brighton line of credit – The $1.5 million line of credit had an outstanding balance of $1.5 million as of December 31, 2010 and September 30, 2010.  The line is secured by our MSB Brighton rental property in Modesto, California through our wholly-owned investment in MSB Brighton LLC.  The line bears interest at 11.5% and matures on October 1, 2011.  Interest-only payments are due monthly on the outstanding balance.  This line of credit is partially funded by two of our directors, William Offenberg and Jeffrey Black.  Of the $1.5 million outstanding balance at December 31, 2010, $870,000 is owed to these parties. Since inception of the note Mr. Offenberg sold and assigned $900,000 of his portion of the note balance to Mr. Black or other unrelated third party private lenders. Since inception of the note Mr. Black has purchased $300,000 of the note balance from Mr. Offenberg or other unrelated third party private lenders. The following table sets forth the amounts attributed to each affiliated party:

		Three Months Ended December 31, 2010		Since Inception: October 30, 2008 to December 31, 2010
Balance of Line
William Offenberg		$220,000		$220,000
Jeffrey Black		$650,000		$650,000
Advances to the Company
William Offenberg	$	─		$1,120,000
Jeffrey Black	$	─		$350,000
Repayments to the Lenders
William Offenberg	$	─	$	─
Jeffrey Black	$	─	$	─
Interest paid or payable
William Offenberg		$6,377		$160,343
Jeffrey Black		$16,841		$141,782

Pulgas line of credit – The $1.5 million line of credit had an outstanding balance of $1.5 million as of December 31, 2010 and September 30, 2010.  The line is secured by one of our direct investments in real estate in East Palo Alto, California.  The line bears interest at 11.5% and matures on February 1, 2012.  Interest-only payments are due monthly on the outstanding balance.  This line of credit is principally funded by one of our directors, William Offenberg.  The full balance of $1,500,000 at December 31, 2010 was owed to this party. The following table sets forth the amounts attributed to each affiliated party:

BELLAVISTA CAPITAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

		Three Months Ended December 31, 2010		Since Inception: January 20, 2009 to December 31, 2010
Balance of Line
William Offenberg		$1,500,000		$1,500,000
Jeffrey Black	$	─	$	─
Advances to the Company
William Offenberg	$	─		$2,925,000
Jeffrey Black	$	─		$300,000
Repayments to the Lenders
William Offenberg	$	─		$1,425,000
Jeffrey Black	$	─		$300,000
Interest paid or payable
William Offenberg		$44,083		$226,815
Jeffrey Black	$	─		$13,695

11.   COMMITMENTS AND CONTINGENCIES

Litigation
As of December 31, 2010, the Company was involved in the following litigation in which claims for damages would be material if the plaintiff prevailed and there is at least a reasonable possibility that a loss may occur:

Richard Aster v BellaVista Capital, Inc. et al.
This action was initiated in California Civil Court on August 10, 2007.  The plaintiff is Richard Aster, the party that purchased the completed home from BellaVista.  The defendants are BellaVista, Ainsworth Construction, Masma (the original developer) and various subcontractors who did work for each of these two construction companies.  This lawsuit alleges construction defects in the installation of windows, decking and roofing related to a single family home that was purchased by the plaintiff from the Company after the Company acquired the property through foreclosure.  In this lawsuit the plaintiff is requesting compensation for all of their costs related to correcting the construction defects and pursuing this action.  In addition, a lawsuit has been filed by the original developer (Masma) against the Company for indemnification and defense.  This litigation was settled in June 2011 on terms acceptable to the Company.

Eden CDM v MAC Homes, LLC
This action was initiated in the Superior Court of the State of California for the County of Alameda on July 20, 2009.  The plaintiff is Eden CDM, the general contractor hired to build the MacArthur project.  The defendant is MAC Homes, LLC, the developer and Bella Vista’s joint venture partner.  The plaintiff is seeking the retention amounts not paid at completion and legal fees.  The contract with the general contractor had penalty provisions for delayed completion, which the Company strongly believes are owed by the general contractor and are greater than the retention amounts sought.  The Company has retained expert construction litigation counsel on behalf of MAC Homes.  This litigation was settled in January 2011 on terms acceptable to the Company.

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
(unaudited)

12.   SUBSEQUENT EVENTS:

The following events occurred after December 31, 2010:

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

Main Street, Pineville, NC
The company had an investment in a note secured by two parcels of commercial land in Pineville, NC.  The borrower defaulted on the note and in March 2011 the Company completed a foreclosure and title is now held by the Company.  The Company has listed the property for sale with a commercial real estate broker.

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

Richard Aster v BellaVista Capital, Inc. et al.
This litigation was settled in June 2011 on terms acceptable to the Company.

Eden CDM v MAC Homes, LLC
This litigation was settled in January 2011 on terms acceptable to the Company.

Management Agreement between BellaVista and LG Servicing, Inc., a California corporation
On December 31, 2010, the Company terminated its management agreement with RMRF Enterprises and entered into a Management Agreement with LG Servicing Corporation, a California corporation.   The new Management Agreement commenced January 1, 2011, and provides for LG Servicing Corporation to perform an equivalent set of services, including ongoing administrative and certain services related to the day to day operations and asset management.

Short Term Unsecured Loan
In December 2010 the Company borrowed $106,000 from Mr. Offenberg to pay property taxes on several REO properties.  The company would have incurred a 10% penalty on property taxes due on December 10, 2010.  The company borrowed funds for a period of approximately 40 days to avoid these substantial penalties.  The note was paid back in January 2011 with interest at a rate of 1% per month.

Emilio Navarro v 1472 Investors, LLC. et al.
This action was initiated in Alameda County Superior Court on June 23, 2011.  The plaintiff alleges that 1472 Investors, LLC, a majority-owned subsidiary of the Company, wrongfully foreclosed on the plaintiff’s real property in Oakland, CA.  The Company has retained legal counsel and will vigorously defend against this action.

Cummings Park Associates, LLC – Completion of Refinance with Related Party
In August 2011, Cummings Park Associates, a wholly owned subsidiary, completed a refinancing of a note payable to Wells Fargo Bank (Wells Fargo).  The Company obtained new financing from Mr. Jeff Black, a Director of the Company, totaling $635,000 at 8% per annum and matures in August 2012.  The interest rate on the note payable to Mr. Black is the same as the interest rate charged by Wells Fargo during the preceding 12 months. The Company obtained financing from Mr. Black due to Wells Fargo not being able to extend the maturity date.

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

The current real estate market in which our properties are located has experienced significant deflationary pricing and significant inventory buildup.  While it is true that some recent publicly published statistics appear to demonstrate an increase in sale rate, a significant portion of this increase is at distressed or foreclosure pricing, a clear negative factor for pricing in the foreseeable future.  As the credit markets appear to have begun to return to some form of normalcy, high unemployment and the insecurities fostered by layoffs have evolved as the latest major drag on the economy, consumer confidence and the real estate market.  Thus, as indicated in Part 1, Item 1 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2010, the Company has discontinued originating any new investments secured by deeds of trust or subordinated debt or investments in equity partnerships.

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

RESULTS OF OPERATIONS

Revenues

Revenues from Loans Receivable
We reported revenues from loans receivable of $50,132 for the quarter ended December 31, 2010, a 24% decrease as compared to $66,371 for the quarter ended December 31, 2009.  The decrease is due to a decrease in the average amount invested in these loans during the comparable periods and a decline in our average return due to nonperforming loans in the portfolio.

Revenues from Joint Venture Investments in Real Estate Developments
We reported no revenues from joint venture investments in real estate developments for the quarter ended December 31, 2010, a 100% decrease as compared to $240,800 for the quarter ended December 31, 2009.  The December 31, 2009 revenues represented gains from the disposition and sale of fully impaired investments. There were no such gains during the quarter ended December 31, 2010.

Revenues from Sale of Investments in Real Estate Developments
We reported no revenues from the sale of investments in real estate developments for the quarter ended December 31, 2010, a 100% decrease as compared to $4,506,925 for the quarter ended December 31, 2009.  The decrease is due to no sales of investments in Real Estate Developments during the current period. The revenue from sale of investments will vary each depending upon the timing of the sale.

REO Property Rental Revenues
We reported REO property rental revenues totaling $27,958 for the quarter ended December 31, 2010, a 39% decrease as compared to $45,778 for the quarter ended December 31, 2009.  The decrease is due to the sale of several of our REO properties that had previously been used as rental units.

Rental Revenue
We reported rental revenues totaling $198,136 for the quarter ended December 31, 2010, an 88% increase as compared to $105,547 for the quarter ended December 31, 2009.  The increase is due to an increase in the number of units rented at our Brighton project and the addition of the Alum Rock Rental project in January 2010.  The associated rental expenses were $134,507 for the quarter ended December 31, 2010, a 73% increase as compared to $77,860 for the quarter ended December 31, 2009.

Expenses
As a result of the continuing downturn in the real estate market and significant uncertainties associated with future investments, we have discontinued originating any new equity or subordinated debt investments and ceased originating new trust deed investments.  In order to streamline the operations of the company and reduce operating expenses to compensate for the eroding market conditions and declining property values, the Board of Directors determined in 2007 that the best course of action to preserve shareholder’s value was to begin implementation of a restructuring program.  The Board has continued to make significant progress under this program which has ultimately resulted in significant operating cost savings and increased efficiencies, including: closing the Palo Alto office, terminating all direct employees, outsourcing the administration and asset management functions. Additionally, in 2010, the size of the Board was reduced from 4 to 3 members and the CEO and CFO responsibilities were consolidated and are now fulfilled by a single Board member on as-needed consulting basis.

We group our expenses in three categories: BellaVista operating expenses, REO expenses, and impairments.  BellaVista operating expenses are associated with the ongoing operations of the Company.  REO expenses include all of the carrying costs for REO properties such as property taxes, insurance, maintenance, marketing, legal, debt service and general and administrative expenses.

BellaVista operating expenses before REO expenses and provision for impairment (including controllable, nonrecurring and non-cash expenses) were $137,995 for the quarter ended December 31, 2010, a 22% decrease as compared to $176,518 for the quarter ended December 31, 2009. The decrease in BellaVista operating expenses is mainly attributable to decreased Board costs, CEO and CFO consulting fees, legal fees and administrative expenses. This significant reduction in BellaVista operating expenses is a direct result of the restructuring plan the Board of Directors began in 2007.  Further, it is a clear and definitive indication of the BellaVista Board’s success and ongoing commitment to minimize controllable expenses and provide an efficient and cost effective controlled liquidation of the BellaVista portfolio and achieve the goal of a subsequent share repurchase program.

During the quarter ended December 31, 2010, REO expenses were $158,323, a 32% decrease as compared to $232,652 for the quarter ended December 31, 2009.  This decrease is due to fewer REO properties being held for rental during the current period.

We recorded impairment charges totaling $75,167 for the quarter ended December 31, 2010, a 67% decrease as compared to $227,254 for the quarter ended December 31, 2009.  The impairments reported during the quarter ended December 31, 2010 were related to certain investments whose values had declined due to the continuing decreases in real estate prices and longer than normal projected marketing periods.  We have impaired these investments based on our estimate of the decrease in value and the increase in carrying and operating costs associated with either holding or renting these properties for periods longer than originally projected due to the continued weakness and highly uncertain conditions in the real estate and credit markets.

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

Sources of Cash
At December 31, 2010, we had cash and cash equivalents of $8,022 and our primary sources of liquidity were proceeds from the sale of our completed investments in REO properties, payoffs of loans receivable, interest from investments in trust deeds that paid interest monthly, our lines of credit and cash on hand. Subsequent to December 31, 2010, through the date of this filing, the Company has had adequate investment payoffs and revenue to meet ongoing obligations.

We typically receive repayment on our investments when the development project has been completed and sold or refinanced to third parties.  Accordingly, our repayments are a function of our developers’ ability to complete and sell the development properties in which we have invested.  During the quarter ended December 31, 2010 we received repayments of $246,248, a 95% decrease as compared to approximately $5.2 million during the quarter ended December 31, 2009.  Due to the continued weakness and uncertainty in the real estate and credit markets in 2011, we believe that there is a high degree of uncertainty in estimating the timing of the sales or the amount of proceeds we might receive from the future sale of our properties.

It is possible that our repayments may not be sufficient to meet our commitments including REO and operating expenses and we may be forced to sell assets or seek financing at terms that may be unfavorable.  This would have a negative impact on the estimated net realizable value of our assets.

We have two lines of credit secured by our Brighton and Pulgas investments, totaling $3.0 million of which $3.0 million was outstanding as of December 31, 2010.

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

Uses of Cash

Investment Fundings

We invested $138,478 in the completion of continuing development projects during the quarter ended December 31, 2010, a 44% decrease as compared to $247,824 for the quarter ended December 31, 2009.  At December 31, 2010, we estimated the costs to complete our Investments in Real Estate Developments plus the remaining funding obligation on our Joint Venture Investments in Real Estate developments to be approximately $426,000.  All of these estimated costs relates to tenant improvements at the remaining retail space in East Palo Alto and will not be incurred until a tenant has been secured; consequently the timing is currently unknown.

Stock Repurchases and Cancellations
During the quarters ended December 31, 2010 and 2009, the Company made no stock repurchases or cancellations.

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

	December 31, 2010	September 30, 2010
Loans receivable secured by real estate	$3,251,220	$3,881,339
Joint venture investments in real estate developments	7,026,949	6,910,921
Investments in real estate developments	6,172,645	6,172,645
Investment in rental property, net	7,225,472	6,727,162
Less: Non controlling interest in rental property	(192,722)	----
Total investments in real estate per US GAAP	23,483,564	23,692,067
Collectible interest and preferred return not reportable per US GAAP	1,948,754	1,948,754
Estimated realizable value of investments in real estate	$25,432,318	$25,640,821

Net Realizable Value of Assets per Share
The following calculation determines the estimated net realizable value per share of stock:

	December 31, 2010	September 30, 2010
Cash and cash equivalents	$8,022	$14,112
Other assets	343,835	411,475
Estimated realizable value of investments in real estate	25,432,318	25,640,821
Total realizable assets	25,784,175	26,066,408
Accounts and notes payable	(7,225,057)	(7,125,082)
Estimated net realizable assets	18,559,118	18,941,326
Shares outstanding	11,171,433	11,171,433
Estimated net realizable assets per share	$1.66	$1.70

Our estimated net realizable value of assets per share (NRV) was $1.66 as of December 31, 2010, representing a decrease of $0.04 during the quarter ended December 31, 2010.  The decrease was (1) primarily attributable to decreases in the estimated realizable value of our investments, and (2) secondarily attributable to the ongoing operational expenses and REO carrying costs.

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

Valuation of Investments
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

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as of December 31, 2010.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Not applicable.

ITEM 4.   CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of December 31, 2010.  Based on this evaluation, as a result of the significant deficiency in internal controls over financial reporting as previously disclosed in our Annual Report on Form 10-K for the year ended September 30, 2010 filed with the Securities and Exchange Commission on June 9, 2011, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not fully effective to ensure that all information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.
Refer to the discussion under the heading “Litigation” in Note 11 of the Notes to the Condensed Consolidated Financial Statements (unaudited), included in Part I, Item 1 above, for a description of certain Legal Proceedings in which the Company is involved.

ITEM 1A. RISK FACTORS.

General Economic Conditions in Lending Areas
Our business plan previously sought to diversify our investments throughout California and other states in the western United States of America.  Approximately 78.8% of our investments are currently located in the San Francisco Bay Area, 17.9% in California’s Central Valley, 0.8% in Southern California, and 2.6% in other states of the United States of America.  The potential success of real estate investments in general is subject to fluctuations in local market conditions, including fluctuations in the supply of and demand for similar properties, and the performance of our investments has and will continue to depend on the economic and real estate market conditions prevailing in the markets where our investments are located.  Since the investments are located in a limited geographical region, they may be subject to a greater risk of delinquency or default if the industries concentrated in these areas suffer adverse economic or business developments.

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

10.5	Management Agreement between BellaVista and LG Servicing, Inc., a California corporation dated as of January 1, 2011.

11.1	Statement regarding computation of per share earnings

14.1	Code of Ethics is incorporated by reference to Exhibit 14.1 to the Company’s 2003 Form 10-K, previously filed on April 14, 2004

31.1	Certification of Chief Executive Officer and Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	September 23, 2011	/s/ WILLIAM OFFENBERG
William Offenberg, Chief Executive Officer