Form 10-Q
period 2011-03-31
BELLAVISTA CAPITAL INC
filed 2012-02-24
CIK 1086670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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
Yes [   ]  No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of the registrant’s only class of common equity, its common stock,
outstanding as of February 10, 2012:     11,171,433

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Attached are the following unaudited financial statements of BellaVista Capital, Inc., formerly known as Primecore Mortgage Trust, Inc. (the “Company”):

(1)	Condensed Consolidated Balance Sheets as of March 31, 2011 (unaudited), and September 30, 2010

(2)	Condensed Consolidated Statements of Operations for the Three and Six Months ended March 31, 2011 and 2010 (unaudited)

(3)	Condensed Consolidated Statements of Cash Flows for the Six Months ended March 31, 2011 and 2010 (unaudited)

(4)	Notes to Condensed Consolidated Financial Statements (unaudited)

The financial statements referred to above should be read in conjunction with the Company’s audited financial statements for the fiscal year ended September 30, 2010 as filed with the Securities and Exchange Commission in our Annual Report on Form 10-K, filed June 9, 2011.

BELLAVISTA CAPITAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2011 AND SEPTEMBER 30, 2010

	March 31, 2011 (unaudited)	September 30, 2010 (Note 1)
ASSETS:
Cash and cash equivalents	$45,890	$14,112
Accounts receivable, net of allowance of $56,996 and $241,916 at March 31, 2011 and September 30, 2010, respectively	162,348	64,869
Loans receivable secured by real estate	3,147,756	3,881,339
Joint venture investments in real estate developments	5,410,537	6,910,921
Investments in real estate developments	6,692,561	6,172,645
Investment in rental property, net of accumulated depreciation of $321,406 and $264,450 at March 31, 2011 and September 30, 2010, respectively	7,194,289	6,727,162
Other assets, net	238,980	346,606
Total assets	$22,892,361	$24,117,654

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Liabilities:
Secured notes payable and lines of credit	$5,980,075	$6,425,075
Unsecured notes payable	28,528	85,585
Accounts payable and accrued expenses	608,760	614,422
Total liabilities	6,617,363	7,125,082

Commitments and contingencies (see Note 11)	─	─

Shareholders’ Equity:
Common stock: par value $0.01, 50,000,000 shares authorized at March 31, 2011 and September 30, 2010; 11,171,433 shares issued and outstanding at March 31, 2011 and September 30, 2010	111,714	111,714
Additional paid-in capital	102,630,358	102,630,358
Accumulated deficit	(86,659,262)	(85,749,500)
Total BellaVista Capital shareholders’ equity	16,082,810	16,992,572
Non controlling interest	192,188	-
Total shareholders’ equity	16,274,998	16,992,572

Total liabilities and shareholders’ equity	$22,892,361	$24,117,654

See accompanying notes to these condensed consolidated financial statements

BELLAVISTA CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2011 AND 2010
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
REVENUES:
Revenues from loans receivable	$ 71,937	$ 44,134	$ 122,069	$ 110,505
Revenues from joint venture investments in real estate developments	─	─	─	240,800
Revenues from sales of investments in real estate developments	─	1,760,623	─	6,267,548
REO property rental revenues	30,408	46,549	58,366	92,327
Rental revenue	204,880	183,648	403,016	289,195
Total revenues	307,225	2,034,954	583,451	7,000,375
Cost of investments in real estate Developments	─	(1,697,057)	─	(6,217,418)
Rental expenses	(104,088)	(112,124)	(238,595)	(189,984)
Gross profit	203,137	225,773	344,856	592,973

EXPENSES:
Legal and accounting expense	18,310	13,943	32,725	31,450
Board of directors fees	24,487	37,163	56,737	74,413
Asset management fee	34,429	55,000	86,929	115,000
Officers consulting fees for routine business operations – related party	5,625	23,800	13,975	42,350
D&O insurance expense	27,969	27,844	55,938	55,688
General and administrative expense	4,622	5,072	7,133	9,642
Reserve for uncollectible interest	─	70,000	─	80,005
Depreciation expense	─	792	─	1,584
BellaVista total operating expenses	115,442	233,614	253,437	410,132
REO carrying costs and expenses	112,757	170,712	271,080	403,364
Provision for impairment of real estate investments	359,600	270,255	434,767	497,509
Total operating expenses	587,799	674,581	959,284	1,311,005
Net loss from operations	(384,662)	(448,808)	(614,428)	(718,032)

OTHER INCOME (EXPENSE)
Interest expense	(141,909)	(157,261)	(294,558)	(354,394)
Total other income (expense)	(141,909)	(157,261)	(294,558)	(354,394)
Net loss before tax	(526,571)	(606,069)	(908,986)	(1,072,426)
Income tax expense	(1,517)	(13,055)	(1,517)	(28,945)
Net loss	(528,088)	(619,124)	(910,503)	(1,101,371)
Net loss attributable to non controlling interest	(534)	─	(741)	─
Net loss attributable to BellaVista Capital	$ (527,554)	$ (619,124)	$ (909,762)	$ (1,101,371)

Basic and diluted net loss per common share	$ (0.05)	$ (0.06)	$ (0.08)	$ (0.10)

Basic and diluted weighted-average shares outstanding	11,171,433	11,171,433	11,171,433	11,171,433

See accompanying notes to these condensed consolidated financial statements

BELLAVISTA CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended March 31, 2011 and 2010
 (unaudited)

	Six Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(910,503)	$(1,101,371)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	56,956	48,914
Gain on sale of fully impaired investments	-	(240,800)
Allowance for uncollectible interest	-	80,005
Provision for impairment	434,767	497,509
Increase in accounts receivable	(97,479)	(24,240)
Decrease in other assets	107,626	45,681
Decrease in accounts payable and accrued expenses	(5,662)	(313,097)
Net cash used in operating activities	(414,295)	(1,007,399)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from repayments and sales of loans, joint ventures and investments in real estate	1,887,428	6,866,649
Investments in loans, joint ventures and real estate developments	(939,298)	(339,521)
Net cash provided by investing activities	948,130	6,527,128
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under notes payable and lines of credit	106,000	675,000
Repayment of notes payable and lines of credit	(608,057)	(6,163,718)
Net cash used in financing activities	(502,057)	(5,488,718)
Net increase in cash and cash equivalents	31,778	31,011
Beginning cash and cash equivalents	14,112	44,422
Ending cash and cash equivalents	$45,890	$75,433

Supplemental disclosure of cash flow information:
Cash paid for interest	$297,331	$351,192
Cash paid for income taxes	$-	$-
Assets acquired through foreclosure	$599,250	$-
Debt acquired through foreclosure	$-	$2,800,000

See accompanying notes to these condensed consolidated financial statements

BELLAVISTA CAPITAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.   ORGANIZATION AND BUSINESS:

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete annual financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three months and six months ended March 31, 2011 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

The condensed consolidated balance sheet at September 30, 2010 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the BellaVista Capital, Inc. Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

Organization
BellaVista Capital, Inc., a Maryland corporation (the Company, BellaVista, BVC, our, we), was formed on March 18, 1999 and commenced operations effective May 1, 1999.  We have been engaged in the business of investing in real estate development projects, primarily in California.  Our investments are structured as loans secured by real estate, loans made to real estate development entities and joint venture investments in real estate development entities.  We are organized in a single operating segment for purposes of making operating decisions and assessing performance.  In addition, BellaVista Capital, Inc. is the 100% shareholder of Frank Norris Condominiums Inc., a California corporation formed for the purpose of developing and selling residential real estate. The Company holds a 100% interest in Cummings Park Associates, LLC, a California Limited Liability Company formed to develop and sell a mixed use residential and retail project in East Palo Alto California. The Company holds a 100% interest in MSB Brighton LLC, currently operated as a rental property.  Finally, the Company holds a 67.8% interest in 1472 Investors, LLC, a single asset LLC used to hold a commercial property, which is currently being operated as a rental property.

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Consolidation Policy
The consolidated financial statements include the accounts of BellaVista Capital, Inc. and its wholly owned subsidiaries: MSB Brighton LLC, Frank Norris Condominiums Inc., Cummings Park Associates, LLC, and 1472 Investors, LLC.  All intercompany accounts and transactions have been eliminated in consolidation. We may enter into various joint venture agreements with unrelated third parties to hold or develop real estate assets. We must determine for each of these joint ventures whether to consolidate the entity or account for our investment under the equity or cost basis of accounting.  Investments acquired or created are evaluated based on the accounting guidance relating to variable interest entities (“VIEs”), which requires the consolidation of VIEs in which we are considered to be the primary beneficiary.  If the investment is determined not to be a VIE, then the investment is evaluated for consolidation (primarily using a voting interest model) under the remaining consolidation guidance relating to real estate. If we are the general partner in a limited partnership, or

BELLAVISTA CAPITAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

manager of a limited liability company, we also consider the consolidation guidance relating to the rights of limited partners or non-managing members, as the case may be, to assess whether any rights held by the limited partners, or non-managing members, as the case may be, overcome the presumption of control by us.  We evaluate our accounting for investments on a quarterly basis or when a reconsideration event (as defined in GAAP) with respect to our investments occurs.  The analysis required to identify VIEs and primary beneficiaries is complex and requires substantial judgment by management.  Accordingly, we believe the decisions made to choose an appropriate accounting framework are critical.

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

BELLAVISTA CAPITAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

In April 2011, the FASB issued ASU No. 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.  The ASU clarifies which loan modifications constitute troubled debt restructurings. It is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring (“TDR”), both for purposes of recording an impairment loss and for disclosure of a TDR. In evaluating whether a restructuring constitutes a TDR, a creditor must separately conclude that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. The amendments to ASU Topic 310, Receivables, clarify the guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. ASU No. 2011-02 is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income (ASU 2011-05), to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. ASU 2011-05 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2011, with early adoption permitted.  The future adoption of this update is not expected to have a material impact on the Company’s consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

BELLAVISTA CAPITAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

3.  LOANS RECEIVABLE SECURED BY REAL ESTATE:

As of March 31, 2011, loans receivable secured by real estate summarized by location consisted of the following:

Description	Amount Invested	Recognized Cumulative Impairments	Carrying Amount	In Default
SF Bay Area	$2,749,103	$836,166	$1,912,937	$391,834
California Central Valley	1,043,000	─	1,043,000	─
Southern California	354,996	163,177	191,819	─
Total	$4,147,099	$999,343	$3,147,756	$391,834

As of September 30, 2010, loans receivable secured by real estate summarized by location consisted of the following:
Description	Amount Invested	Recognized Cumulative Impairments	Carrying Amount	In Default
SF Bay Area	$3,561,701	$982,845	$2,578,856	$798,155
California Central Valley	505,500	─	505,500	─
Southern California	355,476	163,177	192,299	─
Other States	604,684	─	604,684	604,684
Total	$5,027,361	$1,146,022	$3,881,339	$1,402,839

Loans Receivable Secured by Real Estate consist of loans to real estate developers which are secured by deeds of trust on real property, accrue interest monthly and generally have repayment guarantees from the principals of the borrowing entity.  Management periodically evaluates the underlying collateral of the loans which are in default as part of its impairment analysis.

As of March 31, 2011, $2,850,937 of these loans was secured by first trust deeds and $296,819 was secured by second trust deeds.  As of September 30, 2010, $2,936,540 of these loans was secured by first trust deeds and $944,799 was secured by second trust deeds.  As of March 31, 2011, two (2) loans totaling $391,834 were in default under the terms of our loans and we have recognized cumulative impairments on seven (7) of our loans receivable totaling $999,343.  As of September 30, 2010, six (6) loans totaling $1,402,839 were in default under the terms of our loans and we have recognized cumulative impairments on seven (7) of our loans receivable totaling $1,146,022.

Provision for impairment of loans receivable secured by real estate amounted to $142,000 for the three and six months ended March 31, 2011.  Provision for impairment of loans receivable secured by real estate amounted to $263,932 and $445,186 for the three and six months ended March 31, 2010, respectively.

4.   JOINT VENTURE INVESTMENTS IN REAL ESTATE DEVELOPMENTS:

As of March 31, 2011, joint venture investments in real estate developments summarized by location consisted of the following:
Description	Amount Invested	Recognized Cumulative Impairments	Carrying Amount	Remaining Funding Obligation
SF Bay Area	$ 8,159,326	$ 3,172,222	$ 4,987,104	$ ─
Central Valley California	1,771,838	1,348,405	423,433	─
Southern California	7,484,906	7,484,906	─	─
Total	$ 17,416,070	$ 12,005,533	$ 5,410,537	$ ─

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

Provision for impairment of joint venture investments in real estate developments amounted to $133,772 for the three and six months ended March 31, 2011.  Provision for impairment of joint venture investments in real estate developments amounted to $6,323 and $52,323 for the three and six months ended March 31, 2010, respectively.

5.   INVESTMENTS IN REAL ESTATE DEVELOPMENTS:
Investments in Real Estate Developments (REOs) include real estate development projects we own, either directly or through a subsidiary company we own or control.  As of March 31, 2011, investments in real estate developments summarized by location consisted of the following:

Description	Amount Invested (net of payments)	Recognized Cumulative Impairment	Carrying Amount	Costs to Complete
SF Bay Area	$ 10,182,954	$ 4,043,742	$ 6,139,212	$ 426,420
Other States	610,763	57,413	553,350	-
Total	$ 10,793,717	$ 4,101,155	$ 6,692,562	$ 426,420

As of September 30, 2010, investments in real estate developments summarized by location consisted of the following:

Description	Amount Invested (net of payments)	Recognized Cumulative Impairment	Carrying Amount	Costs to Complete
SF Bay Area	$ 10,189,973	$ 4,017,328	$ 6,172,645	$ 426,420

Provision for impairment of investments in real estate developments amounted to $83,828 for the three and six months ended March 31, 2011.  Provision for impairment of investments in real estate developments amounted to zero for the three and six months ended March 31, 2010, respectively.

6.  INVESTMENT IN RENTAL PROPERTY:

Investment in rental property at March 31, 2011 and September 30, 2010 consisted of the following:

	March 31, 2011	September 30, 2010
Land	$2,867,978	$2,777,183
Buildings	4,635,187	4,201,899
Furniture, Fixtures & Equipment	12,530	12,530
Total Rental Property	7,515,695	6,991,612
Accumulated depreciation	(321,406)	(264,450)
Rental Property, net	$7,194,289	$6,727,162

BELLAVISTA CAPITAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Depreciation expense amounted to $25,773 and $56,956 for the three and six months ended March 31, 2011, respectively compared with $28,005 and $48,914 for the three and six months ended March 31, 2010.

Provision for impairment of investments in rental property amounted to zero and 75,167 for the three and six months ended March 31, 2011, respectively.  Provision for impairment of investments in real estate developments amounted to zero and $84,881 for the three and six months ended March 31, 2010, respectively.

7.  FIXED ASSETS:
Fixed assets at March 31, 2011 and September 30, 2010 were fully depreciated.

Depreciation expense was zero for the three and six months ended March 31, 2011, compared with $792 and $1,584 for the three and six months ended March 31, 2010, respectively

8.  NOTES PAYABLE AND LINES OF CREDIT:

Notes payable and lines of credit at March 31, 2011 and September 30, 2010 consisted of the following:

	March 31, 2011	September 30, 2010
Cummings Park secured note	$ 625,075	$ 625,075
Alum Rock secured note	2,800,000	2,800,000
Brighton line of credit	1,280,000	1,500,000
Pulgas line of credit	1,275,000	1,500,000
Total	$ 5,980,075	$ 6,425,075

The Cummings Park secured note was originated for the purpose of financing the construction of a residential and retail mixed use project in East Palo Alto, California.  The original amount of the note was $14.9 million. The note is owed by Cummings Park Associates, LLC and is secured by the real property that is owned by Cummings Park Associates, a wholly-owned subsidiary of the Company.  The note bears interest at Prime plus 2% with a floor of 8.0%, (8.0% at March 31, 2011 and September 30, 2010) and matures on June 30, 2011. Interest-only payments are due monthly on the outstanding balance of the note.  Principal payments will be made from the proceeds when units are sold.  The Company completed a refinance of this note in August 2011 (See Note 12).

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

The $1.5 million Brighton line of credit, of which $1,280,000 is outstanding as of March 31, 2011, is secured by our Brighton rental property in Modesto, California through our wholly-owned investment in MSB Brighton, LLC.  The line bears interest at 11.5%.  Interest payments are due monthly on the outstanding balance.  The line matured on November 1, 2011.  Although the line of credit has matured, the lenders continue to accept monthly interest payments.  A portion of the outstanding balance at March 31, 2011 is due to certain related parties (See Note 10).  Principal payments made under this line amounted to $220,000 and borrowing on this line amounted to zero during the six months ended March 31, 2011.

The $1.5 million Pulgas line of credit, of which $1,275,000 is outstanding as of March 31, 2011, is secured by one of our direct investments in real estate in East Palo Alto, CA.  The line bears interest at 11.5%.  Interest payments are due monthly on the outstanding balance.  The line matured on February 1, 2012 and

BELLAVISTA CAPITAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

is due to certain related parties (See Note 10).  Principal payments made under this line amounted to $225,000 and borrowings on this line amounted to zero during the six months ended March 31, 2011.

9.  SHAREHOLDERS’ EQUITY:

There is currently no public trading market for our stock.  We are authorized to issue up to 50,000,000 shares of Common Stock.  As of March 31, 2011 we have repurchased and cancelled 1,564,097 shares in connection with legal settlements and 6,747,822 shares under tender offers at various prices.  At March 31, 2011 and September 30, 2010 we had 11,171,433 shares of Common Stock outstanding.

The Company has not declared or paid any dividends on its capital stock during the period from January 1, 2005 through the date of this report.

During the three and six months ended March 31, 2011 and 2010 and the year ended September 30, 2010, the Company made no stock repurchases or cancellations.

The Company had an investment in a promissory note which was secured by two commercial properties in Oakland, CA.  In December 2010, 1472 Investors, LLC, which was formed by the investors of the promissory note, foreclosed on the properties.  The Company held a 67.8% ownership interest in the promissory note and therefore holds a 67.8% ownership interest in 1472 Investors, LLC.  Accordingly, the Company consolidates 1472 Investors, LLC as a majority-owned subsidiary.  The remaining ownership interest of the minority owners of 32.2% is reported in the Company’s financial statements as non-controlling interest.

10.  TRANSACTIONS WITH AFFILIATES:

During the fiscal year ended September 30, 2009 the Company obtained lines of credit that were partially or fully funded by some of its directors.  The terms of these relationships and lines of credit have been previously disclosed in the Company’s Annual 10-K for 2010 filing and the Quarterly 10-Q filings for fiscal year 2011 filed with the Securities and Exchange Commission.  They are detailed below.

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

Brighton line of credit – The $1.5 million line of credit had an outstanding balance of $1.28 million and $1.5 million as of March 31, 2010 and September 30, 2010, respectively.  The line is secured by our MSB Brighton rental property in Modesto, California through our wholly-owned investment in MSB Brighton LLC.  The line bears interest at 11.5% and matured on November 1, 2011.  Interest payments are due monthly on the outstanding balance.  Although this line of credit has matured, the lenders continue to accept monthly interest payments.  This line of credit is partially funded by one of our directors, Jeffrey Black.  Of the $1.28 million outstanding balance at March 31, 2011, $650,000 is owed to Mr. Black. Since the inception of the note Mr. Offenberg sold and assigned $900,000 of his portion of the note balance to Mr. Black or other unrelated third party private lenders. Since the inception of the note Mr. Black has purchased $300,000 of the note balance from Mr. Offenberg or other unrelated third party private lenders. The following table sets forth the amounts attributed to each affiliated party:

BELLAVISTA CAPITAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

		Six Months Ended March 31, 2011		Since Inception: October 30, 2008 to March 31, 2011
Advances to the Company
William Offenberg	$	─		$1,120,000
Jeffrey Black	$	─		$650,000
Repayments/Transfers to/by the Lenders
William Offenberg		$220,000		$1,120,000
Jeffrey Black	$	─	$	─
Balance of Line
William Offenberg	$	─	$	─
Jeffrey Black		$650,000		$650,000
Interest paid or payable
William Offenberg		$12,546		$166,512
Jeffrey Black		$37,272		$162,213

Pulgas line of credit – The $1.5 million line of credit had an outstanding balance of $1.275 million as of March 31, 2011 and $1.5 million as of September 30, 2010, respectively.  The line is secured by one of our direct investments in real estate in East Palo Alto, California.  The line bears interest at 11.5% and matures on February 1, 2012.  Interest-only payments are due monthly on the outstanding balance.  This line of credit is principally funded by one of our directors, William Offenberg.  The balance of $1,275,000 at March 31, 2011 was owed to this director. The following table sets forth the amounts attributed to each affiliated party:

		Six Months Ended March 31, 2011		Since Inception: January 20, 2009 to March 31, 2011
Advances to the Company
William Offenberg	$	─		$2,925,000
Jeffrey Black	$	─		$300,000
Repayments to the Lenders
William Offenberg		$225,000		$1,650,000
Jeffrey Black	$	─		$300,000
Balance of Line
William Offenberg		$1,275,000		$1,275,000
Jeffrey Black	$	─	$	─
Interest paid or payable
William Offenberg		$87,136		$269,868
Jeffrey Black	$	─		$13,695

11.   COMMITMENTS AND CONTINGENCIES

Litigation
As of March 31, 2011, the Company was involved in the following litigation in which claims for damages would be material if the plaintiff prevailed and there is at least a reasonable possibility that a loss may occur:

Richard Aster v BellaVista Capital, Inc. et al.
This action was initiated in California Civil Court on August 10, 2007.  The plaintiff is Richard Aster, the party that purchased the completed home from BellaVista.  The defendants are BellaVista, Ainsworth Construction, Masma (the original developer) and various subcontractors who did work for each of these two construction companies.  This lawsuit alleges construction defects in the installation of windows, decking and roofing related to a single family home that was purchased by the plaintiff from the Company after the Company acquired the property through foreclosure.  In this lawsuit the plaintiff is requesting compensation for all of their costs related to correcting the construction defects and pursuing this action.  In addition, a lawsuit has been filed by the original

BELLAVISTA CAPITAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

developer (Masma) against the Company for indemnification and defense.  This litigation was settled in June 2011 on terms acceptable to the Company. As of March 31, 2011, the settlement amount has been included in these condensed consolidated financial statements.

Eden CDM v MAC Homes, LLC
This action was initiated in the Superior Court of the State of California for the County of Alameda on July 20, 2009.  The plaintiff is Eden CDM, the general contractor hired to build the MacArthur project.  The defendant is MAC Homes, LLC, the developer and Bella Vista’s joint venture partner.  The plaintiff is seeking the retention amounts not paid at completion and legal fees.  The contract with the general contractor had penalty provisions for delayed completion, which the Company strongly believes are owed by the general contractor and are greater than the retention amounts sought.  The Company has retained expert construction litigation counsel on behalf of MAC Homes.  This litigation was settled in January 2011 on terms acceptable to the Company.  As of March 31, 2011, the settlement amount is included in these condensed consolidated financial statements.

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

12.   SUBSEQUENT EVENTS:

The following events occurred after March 31, 2011:

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

BELLAVISTA CAPITAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Cummings Park Associates, LLC – Completion of Refinance with Related Party
In August 2011, Cummings Park Associates, a wholly owned subsidiary, completed a refinancing of a note payable to Wells Fargo Bank (Wells Fargo).  The Company obtained new financing from Mr. Jeff Black, a Director of the Company, totaling $635,000 at 8% per annum and matures in August 2012.  The interest rate on the note payable to Mr. Black is the same as the interest rate charged by Wells Fargo during the preceding 12 months. The Company obtained financing from Mr. Black due to Wells Fargo not extending the maturity date.

Frank Norris, Inc. – Completion of Cash Out New Note with Related Party
In October 2011, Frank Norris, Inc., a wholly owned subsidiary, signed a line of credit agreement (the line) with a maximum borrowing amount of $500,000.  The line is for a period of one year, with a rate of 9% per annum, with interest only payments due monthly on the outstanding balance.  In October 2011, the Company obtained funding on this line from Mr. William Offenberg and Mr. Jeffrey Black, both of whom are Directors of the Company, in the amount of $170,000, due to cash flow needs by the Company and its subsidiaries.  Subsequently, in December 2011, the same related parties, Mr. Black and Mr. Offenberg, advanced an additional $170,000.  Total advances on the line of credit amounted to $340,000.  The purpose of the advance in December 2011 was to pay property taxes on all REO and other real estate owned by the Company and its subsidiaries.  This advance allowed the Company, and it consolidated entities, to avoid a ten (10%) late fee on property tax payments.

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

RESULTS OF OPERATIONS

Revenues

Revenues from Loans Receivable
We reported revenues from loans receivable of $71,937 and $122,069 for the three and six months ended March 31, 2011, respectively, compared with $44,134 and $110,505 for the three and six months ended March 31, 2010.  The increase is due to an increase in the number of performing loans in the portfolio.

Revenues from Joint Venture Investments in Real Estate Developments
We reported no revenues from joint venture investments in real estate developments for the three and six months ended March 31, 2011, compared with revenues of $0 and $240,800 for the three and six months ended March 31, 2010, respectively.  The 2010 revenues represented gains from the disposition and sale of fully impaired investments. There were no such gains during the six months ended March 31, 2011.

Revenues from Sale of Investments in Real Estate Developments
We reported no revenues from the sale of investments in real estate developments for the three and six months ended March 31, 2011, compared to $1,760,623 and $6,267,548 for the three and six months ended March 31, 2010, respectively.  The decrease is due to no sales of investments in Real Estate Developments during the current period. The revenue from sales of investments will vary each period depending upon the timing of a sale(s).

REO Property Rental Revenues
We reported REO property rental revenues totaling $30,408 and $58,366 for the three and six months ended March 31, 2011, respectively, compared with $46,459 and $92,327 for the three and six months ended March 31, 2010, respectively.  The decrease is due to the continued sale of our REO properties that had previously been used as rental units.

Rental Revenue
We reported rental revenues totaling $204,880 and $403,016 for the three and six months ended March 31, 2011, respectively, compared to $183,648 and $289,195 for the three and six months ended March 31, 2010.  The associated rental expenses including depreciation were $104,088 and $238,595 for the three and six months ending March 31, 2011, respectively, compared to $112,124 and $189,984 for the three and six months ended March 31, 2010.  The increase in revenue and expenses is due to the addition of the Alum Rock Rental project acquired by foreclosure in January 2010.

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

BellaVista operating expenses before REO expenses and provision for impairment (including controllable, nonrecurring and non-cash expenses) were $115,442 and $253,437 for the three and six months ended March 31, 2011, respectively, compared to $233,614 and $410,132 for the three and six months ended March 31, 2010.  The decrease in Bella Vista operating expenses is mainly attributable to decrease in the following items: Board of Directors costs, CEO and CFO consulting fees, legal fees and administrative expenses. This significant reduction in BellaVista operating expenses is a direct result of the restructuring plan the Board of Directors began in 2007.  Further, it is a clear and definitive indication of the BellaVista Board’s success and ongoing commitment to minimize controllable expenses and provide an efficient and cost effective controlled liquidation of the BellaVista portfolio and achieve the goal of a subsequent share repurchase program.

During the three and six months ended March 31, 2011, REO expenses were $112,757 and $271,080, respectively, as compared to $170,712 and $403,364 for the three and six months ended March 31, 2010, respectively.  This decrease is due to fewer REO properties being held for rental during the current period.

We recorded impairment charges totaling $359,600 and $434,767 for the three and six months ended March 31, 2011, respectively, as compared to $270,255 and $497,509 for the three and six months ended March 31, 2010.  The impairments reported during the three and six months ended March 31, 2011 were related to certain investments whose values had declined due to the continuing decreases in real estate prices and longer than projected marketing periods.  We have impaired these investments based on our estimate of the decrease in value and the increase in carrying and operating costs associated with either holding or renting these properties for periods longer than originally projected due to the continued weakness and highly uncertain conditions in the real estate and credit markets.

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

Sources of Cash
At March 31, 2011, we had cash and cash equivalents of $45,890 and our primary sources of liquidity were proceeds from the sale of our completed investments in REO properties, payoffs of loans receivable, interest from investments in trust deeds that pay interest monthly, our lines of credit and cash on hand. During 2010 and 2011, and through the date of this filing, the Company has had adequate investment payoffs, revenue from different sources, and proceeds from borrowing to meet ongoing obligations. Historically, we have been able to obtain secured financing from our shareholders and management, however, we cannot ascertain if such funding will be available in the future or on terms acceptable to us.

We typically receive repayment on our investments when the development project has been completed and sold or refinanced to third parties.  Accordingly, our repayments are a function of our developers’ ability to complete and sell the development properties in which we have invested.  During the six months ended March 31, 2011 we received repayments of approximately $1.9 million, a 72% decrease as compared to approximately $6.9 million during the six months ended March 31, 2010.  Due to the continued weakness and uncertainty in the real estate and credit markets, we believe that there is a high degree of uncertainty in estimating the timing of the sales or the amount of proceeds we might receive from the future sale of our properties.

It is possible that our repayments may not be sufficient to meet our commitments including REO and operating expenses and we may be forced to sell assets or seek financing at terms that may be unfavorable.  This would have a negative impact on the estimated net realizable value of our assets.

We have two lines of credit secured by our Brighton and Pulgas investments, totaling $3.0 million of which $2.555 million was outstanding as of March 31, 2011.  The Company added a third line of credit (see Note 12).

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

Uses of Cash

Investment Fundings

We invested $0.9M in the completion of continuing development projects during the six months ended March 31, 2011, a compared to $0.3M for the six months ended March 31, 2010.  At March 31, 2011, we estimated the costs to complete our Investments in Real Estate Developments plus the remaining funding obligation on our Joint Venture Investments in Real Estate developments to be approximately $426,000.  All of these estimated costs relates to tenant improvements at the remaining retail space in East Palo Alto and will not be incurred until a tenant has been secured; consequently the timing is currently unknown.

Stock Repurchases and Cancellations
During the six months ended March 31, 2011 and 2010, the Company made no stock repurchases or cancellations.

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

	March 31, 2011	September 30, 2010
Loans receivable secured by real estate	$3,147,756	$3,881,339
Joint venture investments in real estate developments	5,410,537	6,910,921
Investments in real estate developments	6,692,561	6,172,645
Investment in rental property, net	7,194,289	6,727,162
Less: Non controlling interest in rental property	(192,188)	----
Total investments in real estate per US GAAP	22,252,955	23,692,067
Collectible interest and preferred return not reportable per US GAAP	1,948,754	1,948,754
Estimated realizable value of investments in real estate	$24,201,709	$25,640,821

Net Realizable Value of Assets per Share
The following calculation determines the estimated net realizable value per share of stock:

	March 31, 2011	September 30, 2010
Cash and cash equivalents	$45,890	$14,112
Other assets	401,328	411,475
Estimated realizable value of investments in real estate	24,201,709	25,640,821
Total realizable assets	24,648,927	26,066,408
Accounts and notes payable	(6,617,363)	(7,125,082)
Estimated net realizable assets	18,031,564	18,941,326
Shares outstanding	11,171,433	11,171,433
Estimated net realizable assets per share	$1.61	$1.70

Our estimated net realizable value of assets per share (NRV) was $1.61 as of March 31, 2011, representing a decrease of $.09 during the six months ended March 31, 2011, as compared to the September 30, 2010 NRV of $1.70.  The decrease was (1) primarily attributable to decreases in the estimated realizable value of our investments, and (2) secondarily attributable to the ongoing operational expenses and REO carrying costs.

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

In addition to ADC loans, we have made direct equity investments in real estate joint ventures.  These joint venture investments are accounted for in the same manner as our ADC loans and are classified as joint venture investments in real estate developments.  Prior to March 31, 2011, we acquired control and became the 100% owner of three of our joint ventures investments; MSB Brighton, a multi-unit condominium conversion in Modesto, California, Cummings Park Associates, a residential and retail project in East Palo Alto, and 1472 Investors, LLC, a retail and commercial property in Oakland.  Due to weak market conditions we chose to convert MSB Brighton to a rental property and thus classified it as an investment in rental property on our consolidated financial statements. Cummings Park Associates continues to be carried as REO Rental Property on our consolidated financial statements.  1472 Investors, LLC is carried as an investment in rental property on our consolidated financial statements.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as of March 31, 2011.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Not applicable.

ITEM 4.   CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2011.  Based on this evaluation, as a result of the significant deficiency in internal controls over financial reporting as previously disclosed in our Annual Report on Form 10-K for the year ended September 30, 2010 filed with the Securities and Exchange Commission on June 9, 2011, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not fully effective to ensure that all information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.
Refer to the discussion under the heading “Litigation” in Note 11 of the Notes to the Condensed Consolidated Financial Statements (unaudited), included in Part I, Item 1 above, for a description of certain Legal Proceedings in which the Company is involved.

ITEM 1A. RISK FACTORS.

There have been no material changes to Bella Vista Capital’s Risk Factors as previously disclosed in their Form 10-K for the year ended September 30, 2010.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)	Not Applicable.

(b)	Not Applicable.

(b)	Not Applicable.

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

Dated:	February 24, 2012	/s/ WILLIAM OFFENBERG
William Offenberg, Chief Executive Officer