Form 10-Q
period 2011-06-30
BELLAVISTA CAPITAL INC
filed 2012-10-29
CIK 1086670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________to________

Commission File Number: 0-30507

BellaVista Capital, Inc.
(Exact name of registrant as specified in its charter)

Maryland	94-3324992
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

15700 Winchester Blvd.
Los Gatos, CA	95030
(Address of principal offices)	(zip code)

(408) 354-8424
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐   No☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer
Yes☐ No ☑	Yes ☐ No ☑

Non-accelerated filer (Do not Check if a smaller reporting company)	Smaller reporting company
Yes ☐ No ☐	Yes ☑ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes☐  No ☑

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes☐  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of the registrant’s only class of common equity, its common stock, outstanding as of July 31, 2012:  11,171,433

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Attached are the following unaudited financial statements of BellaVista Capital, Inc., formerly known as Primecore Mortgage Trust, Inc. (the “Company”):

(1)	Condensed Consolidated Balance Sheets as of June 30, 2011 (unaudited), and September 30, 2010

(2)	Condensed Consolidated Statements of Operations for the Three and Nine Months ended June 30, 2011 and 2010 (unaudited)

(3)	Condensed Consolidated Statements of Cash Flows for the Nine Months ended June 30, 2011 and 2010 (unaudited)

(4)	Notes to Condensed Consolidated Financial Statements (unaudited)

The financial statements referred to above should be read in conjunction with the Company’s audited financial statements for the fiscal year ended September 30, 2010 as filed with the Securities and Exchange Commission in our Annual Report on Form 10-K, filed June 9, 2011.

BELLAVISTA CAPITAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2011 AND SEPTEMBER 30, 2010

	June 30, 2011 (unaudited)	September 30, 2010 (Note 1)
ASSETS:
Cash and cash equivalents	$126,492	$14,112
Accounts receivable, net of allowance of $56,996 and $241,916 at June 30, 2011 and September 30, 2010, respectively	114,191	64,869
Loans receivable secured by real estate	2,649,479	3,881,339
Joint venture investments in real estate developments	5,537,231	6,910,921
Investments in real estate developments	6,506,561	6,172,645
Investment in rental property, net of accumulated depreciation of $321,406 and $264,450 at June 30, 2011 and September 30, 2010, respectively	6,729,312	6,727,162
Other assets, net	210,704	346,606
Total assets	$21,873,970	$24,117,654

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Liabilities:
Secured notes payable and lines of credit	$6,370,075	$6,425,075
Unsecured notes payable	─	85,585
Accounts payable and accrued expenses	358,012	614,422
Total liabilities	6,728,087	7,125,082

Commitments and contingencies (see Note 11)	─	─

Shareholders’ Equity:
Common stock: par value $0.01, 50,000,000 shares authorized at June 30, 2011 and September 30, 2010; 11,171,433 shares issued and outstanding at June 30, 2011 and September 30, 2010	111,714	111,714
Additional paid-in capital	102,630,358	102,630,358
Accumulated deficit	(87,787,372)	(85,749,500)
Total BellaVista Capital shareholders’ equity	14,954,701	16,992,572
Non controlling interest	191,181	-
Total shareholders’ equity	15,145,882	16,992,572

Total liabilities and shareholders’ equity	$21,873,970	$24,117,654

See accompanying notes to these condensed consolidated financial statements

BELLAVISTA CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2011 AND 2010
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
REVENUES:
Revenues from loans receivable	$39,698	$71,612	$161,767	$182,117
Revenues from joint venture investments in real estate developments	─	─	─	240,800
Revenues from sales of investments in real estate developments	─	1,220,000	─	7,487,548
REO property rental revenues	39,758	40,508	98,124	132,835
Rental revenue	206,839	188,985	609,855	478,180
Total revenues	286,295	1,521,105	869,746	8,521,480
Cost of investments in real estate Developments	─	(1,167,793)	─	(7,385,211)
Rental expenses	(16,345)	(117,378)	(255,681)	(307,362)
Gross profit	269,950	235,934	614,065	828,907

EXPENSES:
Legal and accounting expense	92,512	21,087	125,237	52,537
Board of directors fees	21,250	29,226	77,987	103,639
Asset Management Fee	45,157	52,500	132,086	167,500
Officers consulting fees for routine business operations – related party	11,525	27,175	25,500	69,525
D&O insurance expense	27,968	27,843	83,906	83,531
General and administrative expense	5,186	4,478	12,319	14,120
Reserve for uncollectible interest	─	─	─	80,005
Depreciation expense	─	542	─	2,126
BellaVista total operating expenses	203,598	162,851	457,035	572,983
REO carrying costs and expenses	184,799	197,273	455,879	600,637
Loss from equity investments	58,110	─	58,110	─
Provision for impairment of real estate investments	808,325	1,010,342	1,243,092	1,507,851
Total operating expenses	1,254,832	1,370,466	2,214,116	2,681,471
Net loss from operations	(984,882)	(1,134,532)	(1,600,051)	(1,852,564)

OTHER INCOME (EXPENSE)
Interest Income	─	─	─	─
Interest expense	(138,500)	(173,490)	(433,058)	(527,884)
Total other income (expense)	(138,500)	(173,490)	(433,058)	(527,884)
Net loss before tax	(1,123,382)	(1,308,022)	(2,033,109)	(2,380,448)
Income tax expense	(4,992)	800	(6,509)	(28,145)
Net loss	(1,128,374)	(1,307,222)	(2,039,618)	(2,408,593)
Net loss attributable to non controlling interest	(1,007)	─	(1,748)	─
Net loss attributable to BellaVista Capital	$(1,127,367)	$(1,307,222)	$(2,037,870)	$(2,408,593)

Basic and diluted net loss per common share	$(0.10)	$(0.12)	$(0.18)	$(0.22)

Basic and diluted weighted-average shares outstanding	11,171,433	11,171,433	11,171,433	11,171,433

See accompanying notes to these condensed consolidated financial statements

BELLAVISTA CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended June 30, 2011 and 2010
 (unaudited)

	Nine Months Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,039,618)	$(2,408,593)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	86,554	79,393
Gain on sale of fully impaired investments	-	(240,800)
Loss recognized from equity in JV investments	58,110
Allowance for uncollectible interest	(241,916)	80,005
Provision for impairment	1,243,092	1,507,851
Decrease (increase) in accounts receivable	192,594	(30,600)
Decrease in other assets	135,901	31,488
Decrease in accounts payable and accrued expenses	(256,409)	(407,639)
Net cash used in operating activities	(821,692)	(1,388,895)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from repayments and sales of loans, joint ventures and investments in real estate	2,241,491	8,192,930
Cash used to fund rental property improvements	(30,000)	-
Investments in loans, joint ventures and real estate developments	(1,136,834)	(1,403,457)
Net cash provided by investing activities	1,074,657	6,789,473

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under notes payable and lines of credit	390,000	1,100,000
Repayment of notes payable and lines of credit	(530,585)	(6,530,496)
Net cash used in financing activities	(140,585)	(5,430,496)
Net increase in cash and cash equivalents	112,280	(29,918)
Beginning cash and cash equivalents	14,112	44,422
Ending cash and cash equivalents	$126,492	$14,504

Supplemental disclosure of cash flow information:
Cash paid for interest	$433,058	$527,884
Cash paid for income taxes	$-	$28,145
Assets acquired through foreclosure	$599,250	$3,888,496
Debt acquired through foreclosure	$-	$2,800,000

See accompanying notes to these condensed consolidated financial statements

BELLAVISTA CAPITAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.   ORGANIZATION AND BUSINESS:

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete annual financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three months and nine months ended June 30, 2011 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

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

BELLAVISTA CAPITAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

3.  LOANS RECEIVABLE SECURED BY REAL ESTATE:

As of June 30, 2011, loans receivable secured by real estate summarized by location consisted of the following:

Description	Amount Invested	Recognized Cumulative Impairments	Carrying Amount	In Default

SF Bay Area	$2,010,407	$490,000	$1,520,407	$ ─
California Central Valley	1,075,000	─	1,075,000	─
Southern California	339,627	285,556	54,071	─
Total	$3,425,035	$775,556	$2,649,479	$ ─

As of September 30, 2010, loans receivable secured by real estate summarized by location consisted of the following:

Description	Amount Invested	Recognized Cumulative Impairments	Carrying Amount	In Default
SF Bay Area	$3,561,701	$982,845	$2,578,856	$798,155
California Central Valley	505,500	─	505,500	─
Southern California	355,476	163,177	192,299	─
Other States	604,684	─	604,684	604,684
Total	$5,027,361	$1,146,022	$3,881,339	$1,402,839

Loans Receivable Secured by Real Estate consist of loans to real estate developers which are secured by deeds of trust on real property, accrue interest monthly and generally have repayment guarantees from the principals of the borrowing entity.  Management periodically evaluates the underlying collateral of the loans which are in default as part of its impairment analysis.

As of June 30, 2011, $2,458,407 was secured by first trust deeds and $159,071 was secured by second trust deeds.  As of September 30, 2010, $2,936,540 of these loans was secured by first trust deeds and $944,799 was secured by second trust deeds.  As of June 30, 2011, no loans were in default and we have recognized cumulative impairments on six (6) of our loans receivable totaling $775,556.  As of September 30, 2010, six (6) loans totaling $1,402,839 were in default under the terms of our loans and we have recognized cumulative impairments on seven (7) of our loans receivable totaling $1,146,022.

Provision for impairment of loans receivable secured by real estate amounted to $122,379 and $264,379 for the three and nine months ended June 30, 2011, respectively.  Provision for impairment of loans receivable secured by real estate amounted to zero and $445,186 for the three and nine months ended June 30, 2010, respectively

4.   JOINT VENTURE INVESTMENTS IN REAL ESTATE DEVELOPMENTS:

As of June 30, 2011, joint venture investments in real estate developments summarized by location consisted of the following:

Description	Amount Invested	Recognized Cumulative Impairments	Carrying Amount	Remaining Funding Obligation

SF Bay Area	$9,165,469	$3,988,673	$5,176,796	$ ─
Central Valley California	1,714,421	1,353,987	360,435	─
Southern California	7,484,906	7,484,906	─	─
Total	$18,364,796	$12,827,566	$5,537,231	$ ─

BELLAVISTA CAPITAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

As of September 30, 2010, joint venture investments in real estate developments summarized by location consisted of the following:

Description	Amount Invested	Recognized Cumulative Impairments	Carrying Amount	Remaining Funding Obligation

SF Bay Area	$9,702,207	$3,038,450	$6,488,664	$ ─
Central Valley California	1,770,662	1,348,405	422,257	─
Southern California	7,484,906	7,484,906	─	─
Total	$18,782,682	$11,871,761	$6,910,921	$ ─

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

Provision for impairment of joint venture investments in real estate developments amounted to $32,867 and $193,054 for the three and nine months ended June 30, 2011, respectively.  Provision for impairment of joint venture investments in real estate developments amounted to $747,176 and $799,499 for the three and nine months ended June 30, 2010, respectively.

5.   INVESTMENTS IN REAL ESTATE DEVELOPMENTS:

Investments in Real Estate Developments (REOs) include real estate development projects we own, either directly or through a subsidiary company we own or control.  As of June 30, 2011, investments in real estate developments summarized by location consisted of the following:

Description	Amount Invested (net of payments)	Recognized Cumulative Impairment	Carrying Amount	Costs to Complete
SF Bay Area	$11,194,926	$5,055,714	$6,139,212	$426,420
Other States	612,463	245,113	367,350	─
Total	$11,807,389	$5,300,827	$6,506,562	$426,420

As of September 30, 2010, investments in real estate developments summarized by location consisted of the following:

Description	Amount Invested (net of payments)	Recognized Cumulative Impairment	Carrying Amount	Costs to Complete
SF Bay Area	$10,189,973	$4,017,328	$6,172,645	$426,420

Provision for impairment of investments in real estate developments amounted to $187,700 and $245,113 for the three and nine months ended June 30, 2011, respectively.  Provision for impairment of investments in real estate developments amounted to $49,366 for the three and nine months ended June 30, 2010.

BELLAVISTA CAPITAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

6.  INVESTMENT IN RENTAL PROPERTY:

Investment in rental property at June 30, 2011 and September 30, 2010 consisted of the following:

	June 30, 2011	September 30, 2010
Land	$2,512,775	$2,777,183
Buildings	4,525,010	4,201,899
Furniture, Fixtures & Equipment	42,530	12,530
Total Rental Property	7,080,316	6,991,612
Accumulated depreciation	(351,004)	(264,450)
Rental Property, net	$6,729,312	$6,727,162

Depreciation expense amounted to $29,958 and $86,554 for the three and nine months ended June 30, 2011, respectively compared with $29,937 and $77,267 for the three and nine months ended June 30, 2010.

Provision for impairment of investments in rental property amounted to $465,379 and $540,546 for the three and nine months ended June 30, 2011, respectively.  Provision for impairment of investments in real estate developments amounted to $213,800 for the three and nine months ended June 30, 2010.

7.  FIXED ASSETS:

Fixed assets at June 30, 2011 and September 30, 2010 were fully depreciated.

Depreciation expense was zero for the three and nine months ended June 30, 2011, compared with $542 and $2,126 for the three and nine months ended June 30, 2010, respectively

8.  NOTES PAYABLE AND LINES OF CREDIT:

Notes payable and lines of credit at June 30, 2011 and September 30, 2010 consisted of the following:

	June 30, 2011	September 30, 2010
Cummings Park secured note	$625,075	$625,075
Alum Rock secured note	2,800,000	2,800,000
Brighton line of credit	1,430,000	1,500,000
1472 Investors line of credit	15,000	─
Pulgas line of credit	1,500,000	1,500,000
Total	$6,370,075	$6,425,075

The Cummings Park secured note was originated for the purpose of financing the construction of a residential and retail mixed use project in East Palo Alto, California.  The original amount of the note was $14.9 million. The note is owed by Cummings Park Associates, LLC and is secured by the real property that is owned by Cummings Park Associates, a wholly-owned subsidiary of the Company.  The note bears interest at Prime plus 2% with a floor of 8.0%, (8.0% at June 30, 2011 and September 30, 2010) and matured on June 30, 2011. Interest-only payments are due monthly on the outstanding balance of the note.  Principal payments will be made from the proceeds when units are sold.  The Company completed a refinance of this note in August 2011 (See Note 12).

The Alum Rock secured note was assumed by the Company during the year ended September 30, 2010.  The note is secured by the Alum Rock rental property that is owned by the Company. The loan originally obligated the Company to pay interest in year one at a rate of 7.5%, year two at 8.5% and year three at 9.5%, and matures on March 1, 2013.  In December 2010, the interest rate was modified and reduced to 6.0%, fixed rate, for the remainder of the term of the note. Interest-only payments are due monthly on the outstanding balance.  The maturity date is March 1, 2013.  The Company is no longer obligated to make payments on this obligation (See Note 12).

BELLAVISTA CAPITAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The $1.5 million Brighton line of credit, of which $1,430,000 is outstanding as of June 30, 2011, is secured by our Brighton rental property in Modesto, California through our wholly-owned investment in MSB Brighton, LLC.  The line bears interest at 11.5%.  Interest payments are due monthly on the outstanding balance.  The line matured on November 1, 2011.  Although the line of credit has matured, the lenders continue to accept monthly interest payments.  A portion of the outstanding balance at June 30, 2011 is due to certain related parties (See Note 10).  Principal payments made under this line amounted to $220,000 and borrowing on this line amounted to $220,000 during the nine months ended June 30, 2011.  The Company sold the rental property asset that secured this Note and the obligation was paid off in May 2012 (See Note 12).

The $1.5 million Pulgas line of credit, of which $1,430,000 is outstanding as of June 30, 2011, is secured by one of our direct investments in real estate in East Palo Alto, CA.  The line bears interest at 11.5%.  Interest payments are due monthly on the outstanding balance.  The line matured on February 1, 2012, and the maturity date has subsequently been extended to February 1, 2013.  The note is due to certain related parties (See Note 10).  Principal payments made under this line amounted to $225,000 and borrowings on this line amounted to $155,000 during the nine months ended June 30, 2011.  The Company paid off this Note in May 2012 (See Note 12).

The $100,000 1472 Investors, LLC line of credit, of which $15,000 is outstanding as of June 30, 2011, is secured by one of our direct investments in real estate in Oakland, CA.  The line bears interest at 11.0%.  Interest payments are due monthly on the outstanding balance.  The line matured on May 1, 2012.  Principal payments made under this line amounted to zero and borrowings on this line amounted to $15,000 during the nine months ended June 30, 2011.  The Company paid off this Note in September 2011 (See Note 12).

9.  SHAREHOLDERS’ EQUITY:

There is currently no public trading market for our stock.  We are authorized to issue up to 50,000,000 shares of Common Stock.  As of June 30, 2011 we have repurchased and cancelled 1,564,097 shares in connection with legal settlements and 6,747,822 shares under tender offers at various prices.  At June 30, 2011 and September 30, 2010 we had 11,171,433 shares of Common Stock outstanding.

The Company has not declared or paid any dividends on its capital stock during the period from January 1, 2005 through the date of this report.

During the three and nine months ended June 30, 2011 and 2010 and the year ended September 30, 2010, the Company made no stock repurchases or cancellations.

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

It should be noted that both lines of credit were structured such that the Company could draw on them only as needed and repay principal at any time cash became available.  In this way, the total interest costs paid by the Company would be minimized.  Therefore, the principal balances of both these lines of credit fluctuate based on the draws and pay downs that routinely occur, typically on a monthly basis.  These lines have been funded through advances by two related parties and two independent third party private lenders.  The Company paid off both of the following lines of credit in May 2012 (See Note 12).

BELLAVISTA CAPITAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Brighton line of credit – The $1.5 million line of credit had an outstanding balance of $1.5 million as of June 30, 2011 and September 30, 2010, respectively.  The line is secured by our MSB Brighton rental property in Modesto, California through our wholly-owned investment in MSB Brighton LLC.  The line bears interest at 11.5% and matured on November 1, 2011.  Interest payments are due monthly on the outstanding balance.  Although this line of credit has matured, the lenders continue to accept monthly interest payments.  This line of credit is partially funded by two of our directors.  Of the $1,430,000 million outstanding balance at June 30, 2011, $650,000 is owed to Mr. Black and $75,000 is owed to Mr. Offenberg. Since the inception of the note Mr. Offenberg sold and assigned $900,000 of his portion of the note balance to Mr. Black or other unrelated third party private lenders. Since the inception of the note Mr. Black has purchased $300,000 of the note balance from Mr. Offenberg or other unrelated third party private lenders. The following table sets forth the amounts attributed to each affiliated party:

	Nine Months Ended June 30, 2011	Since Inception: October 30, 2008 to June 30, 2011
Advances to the Company
William Offenberg	$75,000	$1,195,000
Jeffrey Black	$-	$650,000
Repayments/Transfers to/by the Lenders
William Offenberg	$220,000	$1,120,000
Jeffrey Black	$-	$-
Balance of Line
William Offenberg	$75,000	$75,000
Jeffrey Black	$650,000	$650,000
Interest paid or payable
William Offenberg	$13,359	$167,505
Jeffrey Black	$55,909	$180,850

Pulgas line of credit – The $1.5 million line of credit had an outstanding balance of $1.5 million as of June 30, 2011 and September 30, 2010, respectively.  The line is secured by one of our direct investments in real estate in East Palo Alto, California.  The line bears interest at 11.5% and matures on February 1, 2012.  Interest-only payments are due monthly on the outstanding balance.  This line of credit is principally funded by one of our directors, William Offenberg.  The balance of $1,500,000 at June 30, 2011 was owed to this director. The following table sets forth the amounts attributed to each affiliated party:

	Nine Months Ended June 30, 2011	Since Inception: January 20, 2009 to June 30, 2011
Advances to the Company
William Offenberg	$225,000	$3,150,000
Jeffrey Black	$-	$300,000
Repayments to the Lenders
William Offenberg	$225,000	$1,650,000
Jeffrey Black	$-	$300,000
Balance of Line
William Offenberg	$1,500,000	$1,500,000
Jeffrey Black	$-	$-
Interest paid or payable
William Offenberg	$130,030	$312,762
Jeffrey Black	$-	$13,695

BELLAVISTA CAPITAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
11.   COMMITMENTS AND CONTINGENCIES

Litigation
As of March 31, 2011, the Company was involved in the following litigation in which claims for damages would be material if the plaintiff prevailed and there is at least a reasonable possibility that a loss may occur:

Richard Aster v BellaVista Capital, Inc. et al.
This action was initiated in California Civil Court on August 10, 2007.  The plaintiff is Richard Aster, the party that purchased the completed home from BellaVista.  The defendants are BellaVista, Ainsworth Construction, Masma (the original developer) and various subcontractors who did work for each of these two construction companies.  This lawsuit alleges construction defects in the installation of windows, decking and roofing related to a single family home that was purchased by the plaintiff from the Company after the Company acquired the property through foreclosure.  In this lawsuit the plaintiff is requesting compensation for all of their costs related to correcting the construction defects and pursuing this action.  In addition, a lawsuit has been filed by the original developer (Masma) against the Company for indemnification and defense.  This litigation was settled in June 2011 on terms acceptable to the Company. As of June 30, 2011, the settlement amount has been included in these condensed consolidated financial statements.

Eden CDM v MAC Homes, LLC
This action was initiated in the Superior Court of the State of California for the County of Alameda on July 20, 2009.  The plaintiff is Eden CDM, the general contractor hired to build the MacArthur project.  The defendant is MAC Homes, LLC, the developer and Bella Vista’s joint venture partner.  The plaintiff is seeking the retention amounts not paid at completion and legal fees.  The contract with the general contractor had penalty provisions for delayed completion, which the Company strongly believes are owed by the general contractor and are greater than the retention amounts sought.  The Company has retained expert construction litigation counsel on behalf of MAC Homes.  This litigation was settled in January 2011 on terms acceptable to the Company.  As of June 30, 2011, the settlement amount is included in these condensed consolidated financial statements.

139 Stillman Street Homeowners Association v BellaVista Capital, Inc. et al.
This action was initiated in San Francisco County Superior Court on January 19, 2011.  The plaintiff is 139 Stillman Street Homeowners Association.  The plaintiff alleges that there are certain defects to the project that the Company had previously foreclosed on, completed unfinished units and sold to the various homeowners.  The Company has retained legal counsel and will vigorously defend against this action.  The parties to this litigation have agreed to use the services of a special master to assist in allocating the financial responsibility of the alleged defects.

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
(unaudited)

12.   SUBSEQUENT EVENTS:

The following events occurred after June 30, 2011:

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

Emilio Navarro v 1472 Investors, LLC. et al.
This action was initiated in Alameda County Superior Court on June 23, 2011.  The plaintiff alleges that 1472 Investors, LLC, a majority-owned subsidiary of the Company, wrongfully foreclosed on the plaintiff’s real property in Oakland, CA.  The Company has retained legal counsel and will vigorously defend against this action.  In July 2012, the Alameda County Superior Court ruled in favor of the Company and the litigation was dismissed.

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

Cummings Park Associates, LLC – Completion of Agreements with City of East Palo Alto
 In June of 2012, the Company formalized an agreement to amend the Owner’s Participation Agreement, which regulates the entitlements for the development, such that the number of Below Market Rate (BMR) Units would be reduced from six to three units.  The three former BMR units are under contract and we anticipate will be closed in the near future.  The proceeds of such sales will pay the City of East Palo Alto an in-lieu of fee for reducing the number of BMR units and pay off the reminder of the debt on the project.

Frank Norris, Inc. – Completion of Cash Out New Note with Related Party
In October 2011, Frank Norris, Inc., a wholly owned subsidiary, signed a line of credit agreement (the line) with a maximum borrowing amount of $500,000.  The line is for a period of one year, with a rate of 9% per annum, with interest only payments due monthly on the outstanding balance.  In October 2011, due to cash flow needs by the Company and its subsidiaries, the Company obtained funding in the amount of $170,000 on this line from Mr. William Offenberg and Mr. Jeffrey Black, both of whom are Directors of the Company.  Subsequently, in December 2011 and in March 2012, Mr. Black and Mr. Offenberg, advanced an additional $170,000 and $160,000, respectively.  Total advances on the line of credit amounted to $500,000.  The purpose of the advance in December 2011 and in March 2012 was to pay property taxes on all REO and other real estate owned by the Company and its subsidiaries.  The Note was paid off in June 2012 with proceeds from sales of other REO properties.

BELLAVISTA CAPITAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Frank Norris, Inc. – Completion of sale of unit
In June of 2012, the Company completed a sale and closed escrow on one unit in the property.  The Company provided short term seller carry financing to complete the sale.

Alum Rock Retail Project, San Jose
In March of 2012, management made the decision to fully impair the Alum Rock property.  The property continued to generate sufficient cash flow to pay the senior debt service and operating expenses, but the long term probability of recovering our original investment was quite low.  The Company reached an agreement with first mortgage holder to transfer ownership of the property to the first mortgage holder effective March 1, 2012, relieving BVC of the ongoing management and liability of the project.

MSB Brighton – Apartment Complex, Modesto, CA
The Company sold this property in May of 2012 for a price of $3,675,000.  The sale enabled the Company to pay off the Brighton line of credit, the Pulgas Line of Credit and the Frank Norris Line of Credit – a total of $3,500,000 of debt was paid off.

Oakland Cathedral Building – 1615 Broadway, Oakland, CA
This is a JV investment for the Company.  In June 2012, two units in the project were sold and closed escrow.  A third unit is in escrow.  The Company has recently reached agreement with developer to relinquish to the Company management of the operations of this project.  In the next 45 days we anticipate that Company will assume full operational control of this project by means of an amendment to the current LLC operating agreement which will allow the Company to direct and manage the sales of the remaining units.  The LLC that is in title to the project will become a consolidated entity of BVC

Notes Payable and Lines of Credit
The total debt owed by the Company on notes payable and lines of credit was $635,000 as of July 31, 2012.  This compares to total debt owed of $6,425,075 as of September 30, 2010.

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

RESULTS OF OPERATIONS

Revenues

Revenues from Loans Receivable
We reported revenues from loans receivable of $39,698 and $161,767 for the three and nine months ended June 30, 2011, respectively, compared with $71,612 and $182,117 for the three and nine months ended June 30, 2010.  The decrease is due to a decrease in the number of loans in the portfolio.

Revenues from Joint Venture Investments in Real Estate Developments
We reported no revenues from joint venture investments in real estate developments for the three and nine months ended June 30, 2011, compared with revenues of $0 and $240,800 for the three and nine months ended June 30, 2010, respectively.  The 2010 revenues represented gains from the disposition and sale of fully impaired investments. There were no such gains during the nine months ended June 30, 2011.

Revenues from Sale of Investments in Real Estate Developments
We reported no revenues from the sale of investments in real estate developments for the three and nine months ended June 30, 2011, compared to $1,220,000 and $7,487,548 for the three and nine months ended June 30, 2010, respectively.  The decrease is due to no sales of investments in Real Estate Developments during the current period. The revenue from sales of investments will vary each period depending upon the timing of a sale(s).

REO Property Rental Revenues
We reported REO property rental revenues totaling $39,758 and $98,124 for the three and nine months ended June 30, 2011, respectively, compared with $40,508 and $132,835 for the three and nine months ended June 30, 2010, respectively.  The decrease is due to the continued sale of our REO properties that had previously been used as rental units.

Rental Revenue
We reported rental revenues totaling $206,839 and $609,855 for the three and nine months ended June 30, 2011, respectively, compared to $188,985 and $478,180 for the three and nine months ended June 30, 2010.  The associated rental expenses including depreciation were $16,345 and $255,681 for the three and nine months ending June 30, 2011, respectively, compared to $117,378 and $307,362 for the three and nine months ended June 30, 2010.  The increase in revenue and expenses is due to the addition of the Alum Rock Rental project acquired by foreclosure in January 2010.

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

We group our expenses in three categories: BellaVista operating expenses, REO expenses, and impairments.  BellaVista operating expenses are associated with the ongoing operations of the Company.  REO expenses include all of the carrying costs for REO properties such as property taxes, insurance, maintenance, marketing, legal, debt service and general and administrative expenses.  Impairments are the write down in values that management makes due to changing market conditions.

BellaVista operating expenses before REO expenses and provision for impairment (including controllable, nonrecurring and non-cash expenses) were $203,598 and $457,035 for the three and nine months ended June 30, 2011, respectively, compared to $162,851 and $572,983 for the three and nine months ended June 30, 2010.  The decrease in Bella Vista operating expenses is mainly attributable to decrease in the following items: Board of Directors costs, CEO and CFO consulting fees, legal fees and administrative expenses. This significant reduction in BellaVista operating expenses is a direct result of the restructuring plan the Board of Directors began in 2007.  Further, it is a clear and definitive indication of the BellaVista Board’s success and ongoing commitment to minimize controllable expenses and provide an efficient and cost effective controlled liquidation of the BellaVista portfolio and achieve the goal of a subsequent share repurchase program.

During the three and nine months ended June 30, 2011, REO expenses were $184,799 and $455,879, respectively, as compared to $197,273 and $600,637 for the three and nine months ended June 30, 2010, respectively.  This decrease is due to decreased costs to carry REO properties being held for sale during the current period.

We recorded impairment charges totaling $808,325 and $1,243,092 for the three and nine months ended June 30, 2011, respectively, as compared to $1,010,342 and $1,507,851 for the three and nine months ended June 30, 2010.  The impairments reported during the three and nine months ended June 30, 2011 were related to certain investments whose values had declined due to the continuing decreases in real estate prices and longer than projected marketing periods.  We have impaired these investments based on our estimate of the decrease in value and the increase in carrying and operating costs associated with either holding or renting these properties for periods longer than originally projected due to the continued weakness and highly uncertain conditions in the real estate and credit markets.

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

Sources of Cash
At June 30, 2011, we had cash and cash equivalents of $126,492 and our primary sources of liquidity were proceeds from the sale of our completed investments in REO properties, payoffs of loans receivable, interest from investments in trust deeds that pay interest monthly, our lines of credit and cash on hand. During 2010 and 2011, and through the date of this filing, the Company has had adequate investment payoffs, revenue from different sources, and proceeds from borrowing to meet ongoing obligations. Historically, we have been able to obtain secured financing from our shareholders and management, however, we cannot ascertain if such funding will be available in the future or on terms acceptable to us.

We typically receive repayment on our investments when the development project has been completed and sold or refinanced to third parties.  Accordingly, our repayments are a function of our developers’ ability to complete and sell the development properties in which we have invested.  During the nine months ended June 30, 2011 we received repayments of approximately $2.2 million, a 73% decrease as compared to approximately $8.2 million during the nine months ended June 30, 2010.  Due to the continued weakness and uncertainty in the real estate and credit markets, we believe that there is a high degree of uncertainty in estimating the timing of the sales or the amount of proceeds we might receive from the future sale of our properties.

It is possible that our repayments may not be sufficient to meet our commitments including REO and operating expenses and we may be forced to sell assets or seek financing at terms that may be unfavorable.  This would have a negative impact on the estimated net realizable value of our assets.

We have two lines of credit secured by our Brighton and Pulgas investments, totaling $3.0 million of which $2.93 million was outstanding as of June 30, 2011.  The Company added a third line of credit (see Note 12).  Subsequently, all these lines of credit were paid off in May of 2012 (see Note 12).

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

Uses of Cash

Investment Fundings

We invested $1.1M in the completion of continuing development projects during the nine months ended June 30, 2011, as compared to $1.4M for the nine months ended June 30, 2010.  At June 30, 2011, we estimated the costs to complete our Investments in Real Estate Developments plus the remaining funding obligation on our Joint Venture Investments in Real Estate developments to be approximately $426,000.  All of these estimated costs relates to tenant improvements at the remaining retail space in East Palo Alto and will not be incurred until a tenant has been secured; consequently the timing is currently unknown.

Stock Repurchases and Cancellations
During the nine months ended June 30, 2011 and 2010, the Company made no stock repurchases or cancellations.

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

	June 30, 2011	September 30, 2010
Loans receivable secured by real estate	$2,649,479	$3,881,339
Joint venture investments in real estate developments	5,537,231	6,910,921
Investments in real estate developments	6,506,561	6,172,645
Investment in rental property, net	6,729,312	6,727,162
Less: Non controlling interest in rental property	(191,181)	----
Total investments in real estate per US GAAP	21,231,402	23,692,067
Collectible interest and preferred return not reportable per US GAAP	1,948,755	1,948,754
Estimated realizable value of investments in real estate	$23,180,157	$25,640,821

Net Realizable Value of Assets per Share
The following calculation determines the estimated net realizable value per share of stock:

	June 30, 2011	September 30, 2010
Cash and cash equivalents	$126,492	$14,112
Other assets	324,895	411,475
Estimated realizable value of investments in real estate	23,180,157	25,640,821
Total realizable assets	23,631,544	26,066,408
Accounts and notes payable	(6,728,088)	(7,125,082)
Estimated net realizable assets	16,903,456	18,941,326
Shares outstanding	11,171,433	11,171,433
Estimated net realizable assets per share	$1.51	$1.70

Our estimated net realizable value of assets per share (NRV) was $1.51 as of June 30, 2011, representing a decrease of $.19 during the nine months ended June 30, 2011, as compared to the September 30, 2010 NRV of $1.70.  The decrease was (1) primarily attributable to decreases in the estimated realizable value of our investments, and (2) secondarily attributable to the ongoing operational expenses and REO carrying costs.

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

In addition to ADC loans, we have made direct equity investments in real estate joint ventures.  These joint venture investments are accounted for in the same manner as our ADC loans and are classified as joint venture investments in real estate developments.  Prior to June 30, 2011, we acquired control and became the 100% owner of three of our joint ventures investments; MSB Brighton, a multi-unit condominium conversion in Modesto, California, Cummings Park Associates, a residential and retail project in East Palo Alto, and 1472 Investors, LLC, a retail and commercial property in Oakland.  Due to weak market conditions we chose to convert MSB Brighton to a rental property and thus classified it as an investment in rental property on our consolidated financial statements. Cummings Park Associates continues to be carried as REO Rental Property on our consolidated financial statements.  1472 Investors, LLC is carried as an investment in rental property on our consolidated financial statements.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as of June 30, 2011.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.   CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2011.  Based on this evaluation, as a result of the significant deficiency in internal controls over financial reporting as previously disclosed in our Annual Report on Form 10-K for the year ended September 30, 2010 filed with the Securities and Exchange Commission on June 9, 2011, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not fully effective to ensure that all information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: October __, 2012	By:	/s/ WILLIAM OFFENBERG
William Offenberg,
Chief Executive Officer