Form 10-K
period 2011-09-30
BELLAVISTA CAPITAL INC
filed 2013-07-18
CIK 1086670

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

 For the Fiscal Year Ended September 30, 2011

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes   ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes   ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes   ☑ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes   ☑ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐ Yes   ☑ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☑ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days:  N/A.

As of June 18, 2013 the registrant had 11,171,433 outstanding shares of Common Stock.

Bella Vista Capital
2011 Form 10-K Annual Report

This Annual Report on Form 10-K of Bella Vista Capital, Inc. (the “Company”) contains forward-looking statements.  All statements other than statements of historical fact may be forward-looking statements.  These include statements regarding the Company’s future financial results, operating results, business strategies, projected costs and capital expenditures, investment portfolio, competitive positions, and plans and objectives of management for future operations.  Forward-looking statements may be identified by the use of words such as “may,” “will,” “should,” “expect,” “plan,” anticipate,” “believe,” “estimate,” “predict,” “intend,” “seek,” “target” and “continue,” or the negative of these terms, and include the assumptions that underlie such statements.  The Company’s actual results could differ materially from those expressed or implied in these forward-looking statements as a result of various risks and uncertainties, including those set forth in Item – 1A under the caption “Risk Factors.”  All forward-looking statements in this report are based on information available to the Company as of the date hereof and the Company assumes no obligation to update any such statements.

The following information should be read in conjunction with the Financial Statements and notes thereto included in this Form 10-K.

PART I

ITEM 1.  BUSINESS

Business Focus and Strategies
Organized in 1999 as a real estate investment trust or “REIT,” we invest in real estate development projects.  We have generally invested in for-sale single-family or multi-family projects, typically structured as secured construction loans, secured subordinated loans, mezzanine loans, or equity investments.  We have also considered investments in commercial real estate.  We have sought to invest throughout California and in other states when presented with suitable opportunities.  We do not engage in any foreign operations or derive any revenue from foreign operations, and do not intend to do so in the future.  Effective January 1, 2004, we withdrew our REIT status and are now taxed as a C Corporation.

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

Following the restructuring, The Company formulated an individualized plan for each of the properties in the portfolio.  The goal is to maximize the return from each property by either holding and managing as a rental or marketing the property for sale.  The rental income, interest income received and the proceeds from a sale are being used for operating expenses, property carrying and operational costs and servicing and paying down Company debt.  See Note 12 in the Subsequent Events section for details of the Company debt reduction that has been completed.

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

Management Agreement

Effective October 1, 2008, the Company engaged an independent company, RMRF Enterprises, Inc., a California corporation, dba Cupertino Capital, to perform ongoing administrative and certain services related to the day to day operations and asset management under a Management Agreement.   On December 31, 2010, the registrant terminated its agreement with RMRF Enterprises and entered into a Management Agreement with LG Servicing, Inc., a California corporation.   The new Management Agreement commenced January 1, 2011, and provides for LG Servicing Inc. to perform an equivalent set of services.  The Management Agreement is attached to this report as Exhibit 10.4.

ITEM 1A.  RISK FACTORS

General Economic Conditions in Lending Areas

Our business plan previously sought to diversify our investments throughout California and other states in the western United States of America.  Approximately 78.42% of our investments are currently located in the San Francisco Bay Area, 0.81% in Southern California, 18.21% in California’s Central Valley, and 2.55% in other states of the United States of America.  The potential success of real estate investments in general is subject to fluctuations in local market conditions, including fluctuations in the supply of and demand for similar properties, and the performance of our investments has and will continue to depend on the economic and real estate market conditions prevailing in the markets where our investments are located.  Since the investments are located in a limited geographical region, they may be subject to a greater risk of delinquency or default if the industries concentrated in these areas suffer adverse economic or business developments.

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

The value of, and our income from, our properties may decline due to developments that adversely affect real estate generally and those that are specific to our properties.  General factors that may adversely affect our real estate portfolios include:

●	increases in interest rates;

●	a general tightening of the availability of credit;

●	a decline in the economic conditions in one or more of our primary markets;

●	an increase in competition for customers or a decrease in demand by customers;

●	an increase in supply of our property types in our primary markets;

●	declines in consumer spending during an economic recession that adversely affect our revenue; and

●
the adoption on the national, state or local level of more restrictive laws and governmental regulations, including more restrictive zoning, land use or environmental regulations and increased real estate taxes.

Additional factors may adversely affect the value of, and our income from, specific properties, including:

●	adverse changes in the perceptions of prospective purchasers of the attractiveness of the property;

●	opposition from local community or political groups with respect to development or construction at a particular site;

●	a change in existing comprehensive zoning plans or zoning regulations that impose additional restrictions on use or requirements with respect to our property;

●	our inability to provide adequate management and maintenance or to obtain adequate insurance;

●	an increase in operating costs;

●	new development of a competitor's property in or in close proximity to one of our current markets; and

We are subject to real estate development risks.

Our development projects are subject to significant risks relating to our ability to complete our projects on time and on budget.  Factors that may result in a development project exceeding budget or being prevented from completion include:

●	an inability to secure sufficient financing on favorable terms, including an inability to refinance construction loans;

●
the subprime mortgage financial crisis of 2009 brought about a rise in defaults and home foreclosures.  It caused tighter lending standards.  The negative effect of the subprime situation has affected the company’s ability to sell homes and secure financing.

●	construction delays or cost overruns, either of which may increase project development costs;

●	an increase in commodity costs;

●	an inability to obtain zoning, occupancy and other required governmental permits and authorizations;

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

Weakened economic conditions, including decreased job growth and job losses, have affected and continue to significantly affect apartment home occupancy and rental rates.  Significant decreases in occupancy or rental rates in the markets, in which we operate, in turn, may have a material adverse impact on our cash flows and operating results.  The risks which may affect conditions in these markets include the following:

●	changes in the national, regional, and local economic climates;

●	local conditions, such as an oversupply of apartments or other housing available for rent, or a reduction in demand for apartments in the area;

●	declines in the financial condition of our tenants, which may make it more difficult for us to collect rents from some tenants;

●	changes in market rental rates;

●	declines in mortgage interest rates, making alternative housing more affordable;

●	government or builder incentives which enable first time have buyers to put little or no money down, making alternative housing options more attractive;

●	a continued economic downturn which simultaneously affects one or more of our geographical markets; and

●	increased operating costs, if these costs cannot be passed through to residents.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.   DESCRIPTION OF PROPERTY

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

ITEM 3.  LEGAL PROCEEDINGS

Legal proceedings are described in Note 12 the caption “Litigation” in the footnotes to the consolidated financial statements included in this Form 10-K pursuant to Item 8 of Part II.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

[RESERVED]

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Equity, Related Stockholder Matters, and Purchases of Equity Securities are described in Note 8 under the caption “Shareholder’s Equity” in the footnotes to the consolidated financial statements included in  Form 10-K pursuant to Item 8 of Part II.

ITEM 6.    SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Overview

Bella Vista Capital was incorporated in March 1999 as Primecore Mortgage Trust, Inc.  Since incorporation and through December 2000, Primecore engaged in the business of providing loans for the development of primarily high-end single family residential real estate.  During 1999 and 2000 Primecore raised the capital to fund these loans from the sale of shares of Preferred Stock.  This capital was invested primarily in high priced San Francisco Bay Area residential real estate at a time when prices were increasing at a rapid pace.  By the end of 2000, Primecore had loan commitments of $436 million on 117 loans with over $216 million funded.

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

In April 2004 Primecore changed its name to Bella Vista Capital in order to reflect its new business focus.  During 2004 new management focused on completing and liquidating the existing portfolio of assets, internalizing operations, resolving outstanding legal issues and developing a pipeline of new investment opportunities.  In addition to the completion and sale of a number of our non-performing investments, management completed the transition to internal management and reduced continuing operating expenses.

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

The real estate market has experienced significant deflationary pricing and significant inventory buildup.  While it is true that some recent publicly published statistics appear to demonstrate an increase in sale rate, a significant portion of this increase is at distressed or foreclosure pricing, a clear negative factor for pricing in the foreseeable future.  As the credit markets appear to have begun to return to some form of normalcy, high unemployment and the insecurities fostered by layoffs have evolved as the latest major drag on the economy, consumer confidence and the real estate market.  Thus, as indicated in Part 1, Item 1 above, the Company has discontinued originating any new investments secured by deeds of trust or subordinated debt or investments in equity partnerships.

As a result of the current difficult market conditions, the Company has taken control of certain underlying projects associated with certain nonperforming loans and equity partnership investments.  Control was obtained by settlement with the borrower or by assuming the role of managing partner.  These properties are now Real Estate Owned (REOs).  For each of these properties, the Company has developed individual plans in order to maximize value based on the local market conditions, potential for future appreciation, and the properties’ operating and debt structure.  In a number of cases, these REO’s are being operated as either a rental or a hybrid of units used for rental and units available for sale.  In a particular case of a condominium project, it was deemed appropriate to auction the individual units versus renting or offering for sale and thereby having to continue to fund the carrying costs for an extended period.

In terms of the path forward, the Company has continued to evaluate the real estate and credit markets as well as our existing portfolio and is not planning on originating any new investments in the foreseeable future.  The Company is managing the existing REO and other properties under its control with the goals of maximizing value and completing the sale of all these portfolio properties, which is expected to happen over the next several years (market permitting).  The resulting proceeds will first be used to retire debt, fund current operating and REO expenses, and finally to provide liquidity to existing shareholders.  It should clearly be noted that the timing of any future shareholder liquidity event is highly dependent on when properties are sold, at what price and when all of the existing debt is repaid.

RESULTS OF OPERATIONS

Revenues

Revenues from Loans Receivable

We reported revenues from loans receivable of $208,244 during the year ended September 30, 2011, an 11% decrease as compared to $234,782 during the year ended September 30, 2010. The decrease in revenues was due to a decrease in the average amount invested during the comparable periods and a decline in our average return due to lower interest rates on loans in the portfolio.

Revenues from Joint Venture Investments in Real Estate Developments

We reported no revenue from joint venture investments in real estate for the year ended September 30, 2011, a 100% decrease as compared to $240,800 in revenues for the year ended September 30, 2010.  These revenues are derived from the repayment of loans and equity participations. The 2010 revenues represented gains from the disposition and sale of fully impaired investments. During the year ended September 30, 2011 we received proceeds of approximately $1.63 million from our joint venture investments, approximately a 25% increase as compared with approximately $1.3 million during the year ended September 30, 2010.  However, these proceeds represented only a return of our original capital investment and, therefore, we did not receive any returns in excess of our investment, which would have been reportable as revenues.

Revenues from Sale of Investments in Real Estate Developments

We reported no revenue from the sale of investments in real estate developments for the year ended September 30, 2011; a 100% decrease as compared to $7,618,381 for the year ended September 30, 2010.  The decrease is due to a reduction of sales of REO projects as the company had fewer assets to sell during 2011.

REO Property Rental Revenues

We reported REO property rental revenues totaling $138,823 for the year ended September 30, 2011, a 16% decrease as compared to $166,935 for the year ended September 30, 2010.  The decrease is due to continued sales of REO units that had been temporarily rented.  The remaining rental units continued to offset carrying costs of the REO units as we waited for the market conditions to improve to dispose of the assets.

Rental Revenue

We reported rental revenues totaling $793, 955 for the year ended September 30, 2011, a 19% increase as compared to $666,518 for the year ended September 30, 2010.  The increase is due to the addition of the International Boulevard rental property placed in service in December 2010, and increased revenue on the other rental properties.  The associated rental expenses excluding depreciation were $339,164 for the year ended September 30, 2011, a 2% increase as compared to $331,187 for the year ended September 30, 2010.  This increase in costs corresponds with the addition of the International Boulevard rental property.

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

We group our expenses in three categories: Bella Vista operating expenses, REO expenses, and impairments.  Bella Vista operating expenses are associated with the ongoing operations of the Company.  REO expenses include all of the carrying costs for REO properties such as property taxes, insurance, maintenance, marketing, legal, debt service and administrative expenses.

Bella Vista total operating expenses (including controllable, nonrecurring and non-cash expenses) were $617,477 for the year ended September 30, 2011, a 32% decrease as compared to $917,878 for the year ended September 30, 2010.  This significant reduction in Bella Vista operating expenses is a direct result of the restructuring plan the Board of Directors began in 2007.  Further, it is a clear and definitive indication of the Bella Vista Board’s success and ongoing commitment to minimize controllable expenses and provide an efficient and cost effective controlled liquidation of the Bella Vista portfolio.

REO expenses were $473,282 for the year ended September 30, 2011, a 36% decrease as compared with $741,149 during the year ending September 30, 2010.  The decrease is due to the sale(s) of a number of REO properties.

We recorded impairment charges totaling $1,331,481 for the year ended September 30, 2011; a 73% decrease as compared with $5,010,749 for the year ended September 30, 2010. The impairments reported for the year ended September 30, 2011, were related to certain investments whose values had declined due to the continuing decreases in real estate prices and the carrying costs associated with longer than normal projected holding periods and marketing times. The recorded impairments for the year ended September 30, 2010 related to certain investments that declined in value due to then current prevailing real estate market conditions coupled with lower than projected sales rates.  We have impaired these investments based on estimates of the decrease in value (supported with third party input) and the increase in carrying and operating costs associated with either holding or renting these properties for periods longer than originally projected due to the continued weakness and highly uncertain conditions in the real estate and credit markets.

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

Sources of Cash

At September 30, 2011 we had cash and cash equivalents of $53,709 and our primary sources of liquidity were proceeds from the sale of our completed investments in REO properties, payoffs of loans receivable, interest from investments in trust deeds that paid interest monthly, our lines of credit and cash on hand.  Subsequent to September 30, 2011, through the date of this filing, the Company has continued to have adequate investment payoffs and revenue to meet ongoing obligations.

We typically receive repayment on our investments when a development project has been completed and sold or refinanced to third parties.  Accordingly, our repayments are a function of our developers’ ability to complete and sell the development properties in which we have invested.  We received repayments totaling approximately $2.3 million during the year ended September 30, 2011 a 74% decrease as compared with approximately $8.8 million during the year ended September 30, 2010. This decrease was due to decreased demand for the specific assets remaining in the portfolio as well as a smaller inventory of properties in the portfolio as a result of the $8.8 million of sales in the prior year (FY 2010).  Due to the continued weakness and uncertainty in the real estate and credit markets in 2011, there continues to be a high degree of uncertainty in estimating the timing of the sales or the amount of proceeds we might receive from the future sale or refinancing of our properties.

Therefore, it is possible that our repayments may not be sufficient to meet our commitments including REO and Bella Vista Capital operating expenses and we may be forced to sell assets or seek financing at terms that may be unfavorable.  This would have a negative impact on the estimated net realizable value of our assets.

We have two lines of credit secured by our Brighton and Pulgas investments, the two lines total $3.0 million of which $3.0 million was outstanding as of September 30, 2011.

The Company expects to continue to borrow against its real estate assets or sell its real estate projects in order to fund REO expenses, BVC operating expenses, and retire the Company’s indebtedness.  The Company believes that it has adequate resources to secure necessary financing and assure its liquidity for the foreseeable future, but it cannot predict with certainty the availability or terms of any such financing.

Uses of Cash

Investment Funding

We invested approximately $1.2 million in the completion of continuing development projects during the year ended September 30, 2011; a 14% decrease as compared with approximately $1.4 million for the year ended September 30, 2010.  At September 30, 2011, we estimated the costs to complete our Investments in Real Estate Developments plus the remaining funding obligation on our Joint Venture Investments in Real Estate Developments to be approximately $426,000.  All of these estimated costs relate to tenant improvements at the remaining retail space in East Palo Alto and will not be incurred until a tenant has been secured; consequently the timing is currently unknown.

Stock Repurchases and cancellations

We used no cash to repurchase BVC common stock during the years ended September 30, 2011 or September 30, 2010.  Any stock repurchases are contingent upon us having available cash in excess of our working capital needs.

Stockholder Liquidity and Realizable Value of Investments

In the past, provided that certain or our liquidity requirements were satisfied, we have provided liquidity to our stockholders through the repurchase of outstanding shares.  Because our stock does not trade in any secondary market, no market value exists for our stock and another method must be used to determine the repurchase price.  The Board of Directors has used the net realizable value of our assets as well as an assessment of the risk profile for each of the assets in the portfolio to guide in the determination of the repurchase price for planned repurchases as well as Company repurchases in response to unsolicited tender offers.

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

	September 30, 2011	September 30, 2010
Loans receivable secured by real estate	$2,649,134	$3,881,339
Joint Venture investments in real estate developments	5,557,421	6,910,921
Investments in real estate developments	6,506,561	6,172,645
Investment in rental property, net	6,711,518	6,727,162
Less non-controlling interest in rental property	(189,739)	─
Total investments in real estate per US GAAP	21,234,896	23,692,067
Collectible interest and preferred return not reportable per US GAAP	1,948,754	1,948,754
Estimated realizable value of investments in real estate	$23,183,651	$25,640,821

Net Realizable Value of Assets per Share

The following calculation determines the estimated net realizable value per share of stock:

	September 30, 2011	September 30, 2010
Cash and cash equivalents	$53,709	$14,112
Other assets	349,023	411,475
Estimated realizable value of investments in real estate	23,183,651	25,640,821
Total realizable assets	23,586,383	26,066,408
Accounts payable, notes payable and accrued expenses	(7,018,644)	(7,125,082)
Estimated net realizable assets	16,567,739	18,941,326
Shares outstanding	11,171,433	11,171,433
Estimated net realizable assets per share	$1.48	$1.70

Our estimated net realizable value of assets per share (NRV) was $1.48 as of September 30, 2011. This represents a decrease of $0.22 during the year ended September 30, 2011.   This compares with the September 30, 2010 NRV of $1.70. The decrease was primarily attributable to decreases in the estimated realizable value of some of the portfolio assets as a result of the decline in real estate values combined with the ongoing REO carrying costs and operational expenses of the Company.

Off-Balance Sheet Arrangements

As of September 30, 2011, we had no off-balance sheet arrangements.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements required by this item are included in this Form 10-K beginning on page FS-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).  CONTROLS AND PROCEDURES

Evaluation of Effectiveness of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of September 30, 2011.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures were not effective as of September 30, 2011 due to the weakness in internal control described below.

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

Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2011 based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations.  Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures.  Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting. Based on this evaluation, management concluded that our internal control over financial reporting was not fully effective as of September 30, 2011.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the period ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

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

The business background and experience of our directors and executive officers is as follows:

William Offenberg, age 59, has been a member of the Board since July 2005.  Prior to joining the Board, Mr. Offenberg acted as a consultant to the Board since July 2004.  From 1998 to 2005, Mr. Offenberg was an Operating Partner at Morgenthaler Partners, a $2 billion private equity firm, where he specialized in recapitalizations and leveraged buyouts.  In his capacity as Operating Partner, Mr. Offenberg has served in a variety of executive and board positions at various Morgenthaler portfolio companies.  Between 1993 and 1997, Mr. Offenberg was President and Chief Executive Officer of Gatan International, a developer of scientific instrumentation.  Prior to joining Gatan, Mr. Offenberg was President of Spectra-Physics Analytical from 1986 to 1993.  Between 1977 and 1986, Mr. Offenberg held various management positions at Perkin-Elmer's Instrument Group.  Mr. Offenberg began his career as a chemist at Atlantic Richfield.  Mr. Offenberg has degree in Chemistry from Bowdoin College and did graduate work in analytical chemistry at Indiana University.

Jeffrey Black, age 58 is a Senior Vice President in the Silicon Valley office of CBRE, a national real estate company, where he has worked since 2009.  In his 35 years as a real estate broker, he has concluded real estate transactions in excess of $2 billion.  Notable clients that Mr. Black has represented include eBay, Altera, Amdahl, AT&T, Exxon Corporation, Marriott, TRW Corporation, Thermo Scientific, Steelcase, Advanced Micro Devices and Ernst & Young.  He has been named one of the Top 225 Brokers Nationwide (CBRE 2010); No. 4 Broker in Silicon Valley (San Jose Business Journal 2003); the Hall of Fame Award (Association of Silicon Valley Brokers 1997).  Mr. Black has a Bachelor’s of Science and Commerce degree in Finance from Santa Clara University.

Patricia Wolf, age 66, joined the Ottawa University Board of Trustees in 1993 and served as Chair of the Board from 2006 to 2009.  She was strategically involved in major university events including the opening of new campuses in new markets and in the selection of it current president.  She has been recognized for outstanding leadership during a period of significant change.  In 2010 she received the University's most prestigious award for her lasting significance and contribution to the University.   From 1986 until 2002 she was employed by Management Technology America, the computer software company she founded in 1986.  As a result of her emphasis on performance and her expertise in organizational growth and development, Management Technology America was acquired in 1999 by a company listed on the NYSE.  She continued leading the company from 1999 to 2002.  Mrs. Wolf has been recognized as an outstanding achiever with various organizations.  She holds a Bachelor’s degree in Business Administration and a Master’s degree in Management, both from Ottawa University.

Terms of Directors and Officers

Our Board of Directors consists of the number of persons as shall be fixed by the Board of Directors from time to time by resolution to be divided into three classes, designated Class I, Class II and Class III, with each class to be as nearly equal in number of directors as possible. Currently there are three director positions.  Ms. Wolf is a Class I director and her term expires as of the annual meeting of shareholders for the fiscal year ended in 2012.  Mr. Black is a Class II director and his term expires as of the annual meeting for the fiscal year ended in 2013.  Mr. Offenberg is a Class III director and his term expires as of the annual meeting for the fiscal year ended in 2011.  At each annual meeting, the successors to the class of directors whose term expires at that time are to be elected to hold office for a term of three years, and until their successors are elected and qualified, so that the term of one class of directors expires at each annual meeting.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of copies of the Forms 3, 4 and 5 and amendments thereto furnished to the Company with respect to the fiscal year ended 2011, or written representations that no such reports were required to be filed with the Securities and Exchange Commission, except as described below, the Company believes that during the year ended September 30, 2011, all directors and officers of the Company and beneficial owners of more than 10% of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act filed their required Forms 3, 4, or 5, as required by Section 16(a) of the Securities Exchange Act of 1934, as amended. As of December 2010, Company director Jeffrey Black's beneficial ownership of the Company's stock was reduced by a total of 28,000 shares upon a distribution to trust beneficiaries of shares held in a family trust of which Mr. Black was a trustee. Mr. Black did not file a Form 4 at that time as required under Section 16(a).

Code of Ethics

The Company has adopted a Code of Ethics applicable to the Chief Executive Officer, the Chief Financial Officer, and the principal accounting officer. The Company's Code of Ethics is incorporated by reference as Exhibit 14.1 to this report.

ITEM 11.     EXECUTIVE COMPENSATION

Compensation of Officers

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compen- sation ($)	Total ($)
NONE

Outstanding Equity Awards at Fiscal Year-End

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards; Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards; Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards; Market or Payout Value Of Unearned Shares, Units or Other Rights That Have Not Vested ($)
None

Compensation of Directors

Name	Fees Earned Or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
William Offenberg	$41,000	0	0	0	0	$45,650	$86,650
Patricia Wolf	$31,000	0	0	0	0	0	$31,000
Jeffrey Black	$31,000	0	0	0	0	0	$31,000

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

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

The following table presents information regarding the beneficial ownership of our capital stock as of September 30, 2011 of: (1) each of our directors and executive officers; and (2) all of our directors and executive officers as a group. Unless otherwise indicated in the footnotes to the table, the beneficial owners named have, to our knowledge, sole voting and investment power with respect to the shares beneficially owned, subject to community property laws where applicable.

Title of Class	Beneficial Owner	Number of Shares	Percent of Class
Common Stock	Jeffrey Black	222,852	1.99
	Patricia Wolf	167,030	1.50
	William Offenberg	107,404	*
	Total	497,286	4.45

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

Two of our directors have made secured loans to the Company.  See Note 9 to the consolidated financial statements contained in Form 10-K that begin on page FS-1.  In addition, one of our directors made a short term unsecured loan to the Company in December 2010, as described in Note 9 to the consolidated financial statements contained in Form 10-K that begin on page FS-1.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company accounts for the expenses associated with accounting fees (audit and tax) in the year in the year in which the expenses are actually occurred for services provided. The following table presents the expenses actually incurred by the Company for such fees and services during:

	Year Ended September 30,
	2011	2010
Audit fees	$116,645	$37,521
Audit-related fees	-	-
Tax fees	23,000	-
All other fees	-	-
Total	$139,645	$37,521

Tax fees are comprised of fees related to the preparation and filing of the Company’s federal and applicable state tax return(s).

The Company does not have an independent audit committee, and the full board of directors therefore serves as the audit committee for all purposes relating to communication with the Company’s auditors and responsibility for the Company audit.  All engagements for audit services, audit related services and tax services are approved in advance by the full board of directors of the Company.  The Company's Board of Directors has considered whether the provision of the services described above for the years ended September 30, 2011 and 2010 is compatible with maintaining the auditor’s independence.

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

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a. Financial Statements.   The following financial information is included as a separate section of this Annual Report on Form 10-K:

1.	Report of Independent Registered Public Accounting Firm

2.	Consolidated Balance Sheets as of September 30, 2011 and 2010

3.	Consolidated Statements of Operations for the years ended September 30, 2011 and 2010

4.	Consolidated Statement of Shareholders’ Equity for the years ended September 30, 2011 and 2010

5.	Consolidated Statements of Cash Flows for the years ended September 30, 2011 and 2010

6.	Notes to Consolidated Financial Statements for the years ended September 30, 2011 and 2010

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
10.2
Compensation Agreement dated September 25, 2007 between Bella Vista Capital, Inc. and William Offenberg, is incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-KSB for the year ended September 30, 2007, filed on December 31, 2007

10.3	Management Agreement between Bella Vista and RMRF Enterprises, Inc., dba Cupertino Capital is incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-KSB for the year ended September 30, 2008, filed on January 3, 2009
10.4	Management Agreement between Bella Vista and LG Servicing, Inc., a California corporation dated as of January 1, 2011.
11.1	Statement regarding computation of per share earnings
14.1	Code of Ethics is incorporated by reference to Exhibit 14.1 to the Company’s 2003 Form 10-K, previously filed on April 14, 2004
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

c. Financial Statement Schedules

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ William Offenberg	President, Chief Executive Officer, Treasurer,	July 18, 2013
William Offenberg	Chief Financial Officer and Executive Chairman

/s/ Jeffrey Black	Director	July 18, 2013
Jeffrey Black

/s/ Patricia Wolf	Secretary and Director	July 18, 2013
Patricia Wolf

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Bella Vista Capital, Inc.

We have audited the accompanying consolidated balance sheets of Bella Vista Capital, Inc., as of September 30, 2011 and 2010 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended.  Bella Vista Capital, Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bella Vista Capital, Inc. as of September 30, 2011 and 2010 and the results of its consolidated operations and its consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

PMB Helin Donovan, LLP

San Francisco, California
July 11, 2013

BELLAVISTA CAPITAL, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
AS OF SEPTEMBER 30, 2011 AND 2010

	2011	2010
ASSETS:
Cash and cash equivalents	$53,709	$14,112
Accounts receivable, net of allowance of $ - 0- and $241,916 at September 30, 2011 and 2010, respectively	62,926	64,869
Loans receivable secured by real estate	2,649,134	3,881,339
Joint venture investments in real estate developments	5,557,421	6,910,921
Investments in real estate developments	6,506,561	6,172,645
Investment in rental property, net of accumulated depreciation of $380,682 and $264,450 at September 30, 2011 and 2010, respectively	6,711,518	6,727,162
Other assets, net	286,097	346,606
Total assets	$21,827,366	$24,117,654

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Secured notes payable and lines of credit	$6,435,000	$6,425,075
Unsecured notes payable	68,605	85,585
Accounts payable and accrued expenses	515,039	614,422
Total liabilities	7,018,644	7,125,082

Commitments and contingencies (see note 11)	─	─

Common stock: par value $0.01, 50,000,000 shares authorized at September 30, 2011 and 2010; 11,171,433 shares issued and outstanding at September 30, 2011 and 2010	111,714	111,714
Additional paid-in capital	102,630,358	102,630,358
Accumulated deficit	(88,123,089)	(85,749,500)
Shareholders’ equity attributable to BellaVista Capital, Inc.	14,618,983	16,992,572
Shareholders’ equity attributable to Non-controlling interest	189,739	─
Total shareholders’ equity	14,808,722	16,992,572
Total liabilities and shareholders’ equity	$21,827,366	$24,117,654

BELLAVISTA CAPITAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

	2011	2010
REVENUES:
Revenues from loans receivable	$208,244	$234,782
Revenues from joint venture investments in real estate developments	─	240,800
Revenues from sales of investments in real estate developments	─	7,618,381
REO property rental revenues	138,823	166,935
Rental revenue	793,955	666,518
Total revenues	1,141,022	8,927,416
Cost of sales of investments in real estate developments	─	(7,504,546)
Rental expenses	(455,396)	(438,391)
Gross profit	685,626	984,479

EXPENSES:
Legal and accounting expense	158,859	67,862
Litigation and settlement costs – non-recurring	─	205,000
Board of directors fees	157,284	141,206
Asset management fee	176,467	220,000
Officers consulting fees for routine business operations – related party	─	92,350
D&O insurance expense	109,765	111,826
General and administrative expense	14,102	15,747
Reserve for uncollectible interest	─	61,761
Depreciation expense	─	2,126
Bella Vista total operating expenses	617,477	917,878
REO carrying costs and expenses	473,282	741,149
Loss from Equity Investments	58,110	─
Provision for impairment of real estate investments	1,331,481	5,010,749
Total operating expenses	2,480,350	6,669,776
Net loss from operations	(1,794,724)	(5,685,297)
OTHER INCOME (EXPENSE)
Other Income	─	23,576

Interest expense	(575,529)	(682,768)
Total other income (expense)	(575,529)	(659,192)
Net loss before tax	(2,370,253)	(6,344,489)
Income tax expense	(6,525)	(29,324)
Net Loss	(2,376,778)	─
Net Loss Attributable to non-controlling interest	(3,190)	─
Net loss allocable to common stock	$(2,373,588)	$(6,373,813)

Basic and diluted net loss per common share	$(0.21)	$(0.57)

Basic and diluted weighted-average common shares outstanding	11,171,433	11,171,433

BELLAVISTA CAPITAL, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

	Common Stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	None-controlling interest	Total
Shareholders’ equity at October 1, 2009	11,171,433	$111,714	$102,630,358	$(79,375,687)	—	$23,366,385
Net loss – FY 2010	—	—	—	(6,373,813)	—	(6,373,813)
Shareholders’ equity at September 30, 2010	11,171,433	111,714	102,630,358	(85,749,500)	—	16,992,572
Non Controlling Interest		─	─	-	192,929	192,929
Net loss – FY 2011	—	—	—	(2,373,588,)	(3,190)	(2,376,778)
Shareholders’ equity at September 30, 2011	11,171,433	$111,714	$102,630,358	$(88,123,088)	$189,739	$14,808,722

BELLAVISTA CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,376,778)	$(6,373,813)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	116,232	109,330
Gain (loss) recognized from equity in JV Investments	40,788	(240,800)
Allowance for uncollectible interest	─	61,761
Bad Debt Expense	(241,916)	─
Provision for impairment	1,331,481	5,010,749
(Increase) / decrease in accounts receivable	243,859	(29,943)
(Increase) / decrease in other assets	60,509	(43,980)
Decrease in accounts payable and accrued expenses	(99,383)	(199,875)
Net cash used in operating activities	(925,208)	(1,706,571)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from repayments and sales of loans, joint venture investments and investments in real estate	2,259,158	8,755,718
Investments in real estate	(1,287,298)	(1,433,817)
Net cash provided by investing activities	971,860	7,321,901
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under notes payable and line of credit	1,304,431	1,295,094
Repayment of notes payable and line of credit	(1,311,486)	(6,940,734)
Net cash used in financing activities	(7,055)	(5,645,640)
Net increase in cash and cash equivalents	39,597	(30,310)
Beginning cash and cash equivalents	14,112	44,422
Ending cash and cash equivalents	$53,709	$14,112
Cash paid for interest	$577,310	$678,758
Cash paid for income taxes	$6,525	$29,224

Debt Acquired through foreclosure	$ ─	$2,800,000

1.   ORGANIZATION AND BUSINESS:

Organization

Bella Vista Capital, Inc., a Maryland corporation (the Company, our, we), was formed on March 18, 1999 and commenced operations effective May 1, 1999. We have been engaged in the business of investing in real estate development projects, primarily in California. Our investments are structured as loans secured by real estate, loans made to real estate development entities and joint venture investments in real estate development entities.  We are organized in a single operating segment for purposes of making operating decisions and assessing performance.  Bella Vista Capital, Inc. is also the 100% shareholder of Frank Norris Condominiums Inc., which is a California corporation formed for the purpose of owning and selling residential real estate. The Company holds a 100% interest in Cummings Park Associates, LLC a California Limited Liability Company formed to develop and sell a mixed use residential and retail project in East Palo Alto California. The Company also holds a 100% interest in MSB Brighton LLC, currently operated as a rental property. Additionally, the Company holds at 69.22% interest in 1472 Investors, LLC, currently operated as a rental property.

The financial statements are presented on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business as the company proceeds with is previously discussed plans for a controlled liquidation.  The Company has experienced significant losses and expects to continue to generate negative cash flows due to REO and operating expenses.    The Company’s ability to continue as a going concern is, therefore, dependent upon its ability and the timing to sell its existing real estate investments and obtain additional funds from those net proceeds and further borrowings, if necessary.  Failure to do so would result in a depletion of its available funds. The Company believes that it currently has sufficient cash and financial resources to meet its REO and operating requirements over the next year.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Consolidation Policy

The consolidated financial statements include the accounts of Bella Vista Capital, Inc. and its wholly owned subsidiaries: MSB Brighton LLC, Frank Norris Condominiums Inc., Cummings Park Associates, LLC and 1472 Investors, LLC.  All intercompany accounts and transactions have been eliminated in consolidation. We have entered into various joint venture agreements with unrelated third parties to hold or develop real estate assets. We must determine for each of these joint ventures whether to consolidate the entity or account for our investment under the equity or cost basis of accounting.  Investments acquired or created are evaluated based on the accounting guidance relating to variable interest entities (“VIEs”), which requires the consolidation of VIEs in which we are considered to be the primary beneficiary. If the investment is determined not to be a VIE, then the investment is evaluated for consolidation (primarily using a voting interest model) under the remaining consolidation guidance relating to real estate. If we are the general partner in a limited partnership, or manager of a limited liability company, we also consider the consolidation guidance relating to the rights of limited partners or non-managing members, as the case may be, to assess whether any rights held by the limited partners, or non-managing members, as the case may be, overcome the presumption of control by us. We evaluate our accounting for investments on a quarterly basis or when a reconsideration event (as defined in GAAP) with respect to our investments occurs.  The analysis required to identify VIEs and primary beneficiaries is complex and requires substantial management judgment. Accordingly, we believe the decisions made to choose an appropriate accounting framework are critical.

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

Net Earnings per Share

Earnings per common share is computed on the weighted average number of common shares outstanding during each year.  Basic earnings per share is computed as net income/loss applicable to common stockholders divided by the weighted average number of common shares outstanding for the period.  Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities when the effect would be dilutive.

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

Recent Accounting Pronouncements:

Recent accounting standards that have been issued or proposed by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

3.  LOANS RECEIVABLE SECURED BY REAL ESTATE:

As of September 30, 2011, loans receivable secured by real estate summarized by location consisted of the following:

Description	Amount Invested	Recognized Cumulative Impairments	Carrying Amount	In Default
SF Bay Area	$2,010,394	$490,000	$1,520,394	$ ─
California Central Valley	1,075,000	─	1,075,000	─
Southern California	321,974	268,234	53,740	─
Other States		─	─	─
Total	$3,407,368	$758,234	$2,649,134	$ ─

As of September 30, 2010, loans receivable secured by real estate summarized by location consisted of the following:

Description	Amount Invested	Recognized Cumulative Impairments	Carrying Amount	In Default
SF Bay Area	$3,561,701	$982,845	$2,578,856	$798,155
California Central Valley	505,500	─	505,500	─
Southern California	355,476	163,177	192,299	─
Other States	604,684	─	604,684	604,684
Total	$5,027,361	$1,146,022	$3,881,339	$1,402,839

Loans Receivable Secured by Real Estate consist of loans to real estate developers which are secured by deeds of trust on real property, accrue interest monthly and generally have repayment guarantees from the principals of the borrowing entity.  Management has evaluated the underlying collateral of loans in default and believes no impairment exists at the balance sheet dates.

As of September 30, 2011, $2,490,394 of these loans was secured by first trust deeds and $158,740 was secured by second trust deeds.  As of September 30, 2010, $2,936,540 of these loans was secured by first trust deeds and $944,749 was secured by second trust deeds.  At September 30, 2011, no loans were in default and we have recognized cumulative impairments on four (4) of our loans receivable totaling $758,234.  As of September 30, 2010, six (6) loans totaling $1,402,839 were in default under the terms of our loans and we have recognized cumulative impairments on seven (7) of our loans receivable totaling $1,146,022.

Provision for impairment of loans receivable secured by real estate amounted to $264,379 and $953,027 for the years ended September 30, 2011 and 2010, respectively.

4.   JOINT VENTURE INVESTMENTS IN REAL ESTATE DEVELOPMENTS:

As of September 30, 2011, joint venture investments in real estate developments summarized by location consisted of the following:

Description	Amount Invested	Recognized Cumulative Impairments	Carrying Amount	Remaining Funding Obligation
SF Bay Area	$9,191,469	$4,029,965	$5,200,987	$ ─
Central Valley California	1,714,421	1,357,987	356,434	─
Southern California	7,484,906	7,484,906	─	─
Total	$18,390,796	$12,872,858	$5,557,421	$ ─

As of September 30, 2010, joint venture investments in real estate developments summarized by location consisted of the following:

Description	Amount Invested	Recognized Cumulative Impairments	Carrying Amount	Remaining Funding Obligation
SF Bay Area	$9,527,114	$3,038,450	$6,488,664	$	─
Central Valley California	1,770,662	1,348,405	422,257		─
Southern California	7,484,906	7,484,906	─	─
Total	$18,782,682	$11,871,761	$6,910,921	$	─

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

Provision for impairment of joint venture investments in real estate developments amounted to $238,346 and $900,156 for the years ended September 30, 2011 and 2010, respectively.

Non controlling Interest

The Company accounts for the non-controlling interest of 32.2% in 1472 Investors, LLC in the consolidated financial statements classified as a separate component of equity. In addition, net earnings are attributed to both the Company and non controlling interest.

5.   INVESTMENTS IN REAL ESTATE DEVELOPMENTS:

Investments in Real Estate Developments include real estate development projects we own, either directly or through a subsidiary company we own or control. The following table summarizes our Investments in Real Estate Developments by location as of September 30, 2011:

Description	Amount Invested (net of payments)	Recognized Cumulative Impairment	Carrying Amount	Costs to Complete
SF Bay Area	$11,194,926	$5,301,447	$6,506,561	$426,420

The following table summarizes our Investments in Real Estate Developments by location as of September 30, 2010:

Description	Amount Invested (net of payments)	Recognized Cumulative Impairment	Carrying Amount	Costs to Complete
SF Bay Area	$10,189,973	$4,017,328	$6,172,645	$426,420

Provision for impairment of investments in real estate developments amounted to $245,733 and $2,506,237 for the years ended September 30, 2011 and 2010, respectively.

6.  INVESTMENT IN RENTAL PROPERTY:

During 2009, the Company acquired control and became the 100% owner of the joint venture investment MSB Brighton LLC, a multi-unit condominium conversion in Modesto, California. Management converted this property from a held-for-sale to a rental.  During 2010, the Company foreclosed on a 14 unit retail property in San Jose, California.  Additionally, in December 2010, the Company took control of a rental project on International Blvd in Oakland CA.  At September 30, 2011 and 2010, the rental properties are summarized as follows:

	September 30,
	2011	2010
Land	$2,512,775	$2,777,183
Buildings	4,525,010	4,201,899
Furniture, Fixtures & Equipment	54,414	12,530
Total Rental Property	7,092,199	6,991,612
Accumulated depreciation	(380,681)	(264,450)
Rental Property, net	$6,711,518	$6,727,162

Depreciation expense related to investments in rental properties amounted to $116,232 and $107,204 for the years ended September 30, 2011 and 2010, respectively and is included in the statement of operations under Rental Expenses.

Provision for impairment of investments in rental properties amounted to $583,023 and $651,329 for the years ended September 30, 2011 and 2010, respectively.

7.  NOTES PAYABLE:

Notes payable as of September 30, 2011 and 2010 consisted of the following:

	September 30,
	2011	2010
Alum Rock secured note	$2,800,000	$2,800,000
D & O Financing	68,605	85,585
Cummings Park Note (Wells Fargo)	----	625,075
Cummings Park Private Note	635,000	----
Brighton line of credit	1,500,000	1,500,000
Pulgas line of credit	1,500,000	1,500,000
Total	$6,503,605	$6,510,660

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

The Company financed the purchase of the D & O Liability policy.  The rate and terms are favorable to the Company.

The Cummings Park Note was originated for the purpose of financing the construction of a residential and retail mixed use project in East Palo Alto, California.  The original amount of the note was $14.9 million. The note is owed by Cummings Park Associates, LLC and is secured by the real property that is owned by Cummings Park Associates, a wholly owned subsidiary of the Company. The note matured on June 30, 2011 and the lender, Wells Fargo, would not extend the maturity date. This Note was paid off in August of 2011.

The Cummings Park Private Note is an obligation of Cummings Park Associates, a wholly owned subsidiary of the Company.  This new Note completed a refinancing of a note payable to Wells Fargo.  The Company obtained new financing in the amount of $635,000.  The interest rate on the note is fixed at 8% per annum and matures in August 2012.  The new financing was provided by Mr. Jeff Black, a Director of the Company. The interest rate on the note payable to Mr. Black is the same as the interest rate charged by Wells Fargo during the preceding 12 months.

The $1,500,000 Brighton line of credit, of which $1,500,000 is outstanding as of September 30, 2011, is secured by our Brighton rental property in Modesto, California through our wholly-owned investment in MSB Brighton LLC.  The line bears interest at 11.5%. Interest-only payments are due monthly on the outstanding balance.  The line matures on October 1, 2012.  A portion of the outstanding balance at September 30, 2011, is due to certain related parties (see Note 9). This note was paid in full in August 2012. (Note 12).

The $1,500,000 Pulgas line of credit, of which $1,500,000 is outstanding as of September 30, 2011, is secured by one of our direct investments in real estate in East Palo Alto, CA.  The line bears interest at 11.5%. Interest-only payments are due monthly on the outstanding balance. The line matures on February 1, 2012, and is due to certain related parties (see Note 9). This note was paid in full in August 2012, (Note 12).

8.  SHAREHOLDERS’ EQUITY:

There is currently no public trading market for our stock.  We are authorized to issue up to 50,000,000 shares of Common Stock.  As of September, 2011 we have repurchased and cancelled 1,564,097 shares in connection with legal settlements and 6,747,822 shares under tender offers at various prices. At September 30, 2011 and 2010 we had 11,171,433 shares of Common Stock outstanding.

The Company had an investment in a promissory note which was secured by two commercial properties in Oakland, CA.  In December 2010, 1472 Investors, LLC, which was formed by the investors of the promissory note, foreclosed on the properties.  The Company held a 67.8% ownership interest in the promissory note and therefore holds a 67.8% ownership interest in 1472 Investors, LLC.  Accordingly, the Company consolidates 1472 Investors, LLC as a majority-owned subsidiary.  The remaining ownership interest of the minority owners of 32.2% is reported in the Company’s financial statements as non-controlling interest

The Company has not declared or paid any dividends on its capital stock during the period from January 1, 2005 through the date of this report.

During the years ended September 30, 2011 and 2010, the Company made no stock repurchases or cancellations.

9.  TRANSACTIONS WITH AFFILIATES

During the year ended September 30, 2009, the Company obtained lines of credit that were partially or fully funded by some of its directors.  The terms of these relationships and lines of credit have been previously disclosed in the Company’s quarterly 10-Q filings, the Company’s Annual 10-K filings and are detailed below.

It should be noted that both lines of credit were structured such that the Company could draw on them only as needed and repay principal at any time cash became available.  In this way, the total interest costs paid by the Company would be minimized.  Therefore, the principal balances of both these lines of credit fluctuate based on the draws and pay downs.  These lines have been funded through advances by two related parties and two independent third party private lenders.

Brighton line of credit – The $1,500,000 line of credit had an outstanding balance of $1,500,000 as of September 30, 2011 and 2010. The line is secured by our MSB Brighton rental property in Modesto, California through our wholly-owned investment in MSB Brighton LLC. The line bears interest at 11.5% and matures on October 1, 2012. Interest-only payments are due monthly on the outstanding balance. This line of credit is partially funded by two of our directors, William Offenberg and Jeffrey Black.  Of the $1,500,000 outstanding balance at September 30, 2011, $795,000 is owed to these parties. Since inception of the note Mr. Offenberg has sold and/or assigned $1,120,000 of his portion of the note balance to Mr. Black or other unrelated third party private lenders. Since inception of the note Mr. Black has purchased $300,000 of the note balance from Mr. Offenberg or other unrelated third party private lenders. The following table sets forth the amounts attributed to each affiliated party:

	Year Ended September 30, 2011		Activity from Inception: Oct 30, 2008 to September 30, 2011
Advances to the Company
William Offenberg		$145,000		$1,265,000
Jeffrey Black	$	----		$650,000
Repayments to the Lenders
William Offenberg	$	----		$1,120,000
Jeffrey Black	$	----	$	----
Balance of Line - Brighton
William Offenberg		$145,000		$145,000
Jeffrey Black		$650,000		$650,000
Interest paid or payable
William Offenberg		$16,904		$170,870
Jeffrey Black		$74,750		$199,691

Pulgas line of credit – The $1,500,000 line of credit had an outstanding balance of $1,500,000 as of September 30, 2011 and 2010. The line is secured by one of our direct investments in real estate in East Palo Alto, California. The line bears interest at 11.5% and matures on February 1, 2012. Interest-only payments are due monthly on the outstanding balance. This line of credit is principally funded by one of our directors, William Offenberg.  The full balance at September 30, 2011 was owed to Mr. Offenberg. The following table sets forth the amounts attributed to each affiliated party:

	Year Ended September 30, 2011		Activity from Inception: January 20, 2009 to September 30, 2011
Advances to the Company
William Offenberg		$225,000		$3,150,000
Jeffrey Black	$	----		$300,000
Repayments to the Lenders
William Offenberg		$225,000		$1,650,000
Jeffrey Black	$	----		$300,000
Balance of Line - Pulgas
William Offenberg		$1,500,000		$1,500,000
Jeffrey Black	$	----	$	----
Interest paid or payable
William Offenberg		$174,113		$356,845
Jeffrey Black	$	----		$13,695

Short Term Unsecured Loan

In December 2010 the Company borrowed $106,000 from Mr. Offenberg to pay REO property taxes.  The company would have incurred a 10% penalty on property taxes due on December 10, 2010.  The company borrowed funds for a period of approximately 40 days to avoid these substantial penalties.  The note was paid back in January 2011 with interest at a rate of 1% per month.

10.   INCOME TAXES

At September 30, 2011 and 2010, we had U.S. federal net operating loss carried forward of approximately $ 126.7 million and $126.5 million, respectively which expire in various amounts between the years 2016 and 2031.  If there is a change in ownership, utilization of the U.S. net operating losses may be subject to substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

Operating Loss Carried forward

Operating loss carried forward consisted of the following at September 30, 2011:

	Federal Operating Loss Carried forward	California Operating Loss Carried forward
September 30, 2011	$1,304,872	$1,300,442
September 30, 2010	9,164,873	----
September 30, 2009	9,725,740	7,053,015
September 30, 2008	9,999,465	9,047,605
September 30, 2007	----	9,391,769
September 30, 2006	4,799,875	5,797,737
September 30, 2005	12,485,650	2,891,958
December 31, 2004	34,093,444	34,092,242
December 31, 2003	38,176,549	22,905,449
December 31, 2002	6,908,737	3,326,599
Total	$126,659,205	95,806,816

Deferred Taxes

The significant components of the Company's deferred tax assets are as follows:

	September 30,
	2011	2010
Net operating loss carried forward	$48,653,883	$49,302,668
Income from real estate investments reported on tax returns but not included in financial statement income	1,948,755	1,970,091
Impairment charges reported in financial statements but not deducted on tax return	22,885,050	20,884,654
Valuation allowance	(73,487,688)	(72,157,413)
Net deferred tax assets	$—	$—

As of September 30, 2011 and 2010, the Company and its subsidiaries had provided valuation allowances of approximately $50.7 million and $58.4 million, respectively, in respect of deferred tax assets resulting from tax loss carried forward and temporary timing differences in the reporting of revenues and expenses because it is more likely than not that the carry forwards may expire unused and that future tax deductions may not be realized through future profitable operations.

The following table presents the income tax provision for federal and state income taxes for the years ended September 30, 2011 and 2010:

	Year Ended September 30,
	2011	2010
Federal	$—	$—
State	6,525	29,324
Total	$6,525	$29,324

11.   COMMITMENTS AND CONTINGENCIES:

Litigation

As of September 30, 2011, the Company was involved in the following litigations in which claims for damages would be material if the plaintiff prevailed and there is at least a reasonable possibility that a loss may occur:

Richard Aster v Bella Vista Capital, Inc. et al.

This action was initiated in California Civil Court on August 10, 2007.  The plaintiff is Richard Aster, the party that purchased the completed home from Bella Vista.  The defendants are Bella Vista, Ainsworth Construction, Masma (the original developer) and various subcontractors who did work for each of these two construction companies.  This lawsuit alleges construction defects in the installation of windows, decking and roofing related to a single family home that was purchased by the plaintiff from the Company after the Company acquired the property through foreclosure.  In May 2011, this lawsuit was settled through mediation on terms and conditions that were acceptable to the Company.

Eden CDM v MAC Homes, LLC

This action was initiated in the Superior Court of the State of California for the County of Alameda on July 20, 2010.  The plaintiff is Eden CDM, the general contractor hired to build the MacArthur project.  The defendant is MAC Homes, LLC, the developer and Bella Vista’s joint venture partner.  The plaintiff is seeking the retention amounts not paid at completion and legal fees.  The contract with the general contractor had penalty provisions for delayed completion, which the Company strongly believes are owed by the general contractor and are greater than the retention amounts sought.  This lawsuit was settled through mediation on terms and conditions that were acceptable to the Company.

139 Stillman Street Homeowners Association v Bella Vista Capital, Inc. et al.

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

Emilio Navarro v 1472 Investors, LLC

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

12.   SUBSEQUENT EVENTS

The following events occurred after September 30, 2011:

Frank Norris, Inc. – Completion of Line of Credit with Related Party

In October 2011, Frank Norris, Inc., a wholly owned subsidiary, signed a line of credit agreement (the line) with a maximum borrowing amount of $500,000.  The line was for a period of one year, with a rate of 9% per annum, with interest only payments due monthly on the outstanding balance.  In October 2011, due to cash flow needs of the Company and its subsidiaries, the Company obtained funding in the amount of $170,000 on this line from Mr. William Offenberg and Mr. Jeffrey Black, both of whom are Directors of the Company.  Subsequently, in December 2011 and in March 2012, Mr. Black and Mr. Offenberg advanced an additional $170,000 and $160,000, respectively.  Total advances on the line of credit amounted to $500,000.  The purpose of the advance in December 2011 and in March 2012 was to pay property taxes on all REO and other real estate owned by the Company and its subsidiaries.  The Note was paid off in June 2012 with proceeds from sales of other REO properties.

Alum Rock Retail Project, San Jose

In March of 2012, management made the decision to fully impair the Alum Rock property.  The property had been generating sufficient cash flow to pay the senior debt service and operating expenses.  However, faced with a decrease in rental revenue and a variety of needed repairs and costly improvements on the immediate horizon the Company determined that additional cash infusions would be required and the probability of recovering our original investment was determined to be very low.  The Company reached an agreement with first mortgage holder to transfer ownership of the property to the first mortgage holder effective March 1, 2012, relieving BVC of the ongoing management and liability of the project.

MSB Brighton – Apartment Complex, Modesto, CA

The Company sold this property in May of 2012 for a price of $3,675,000.  The sale enabled the Company to pay off the Brighton line of credit, the Pulgas Line of Credit and the Frank Norris Line of Credit – a total of $3,500,000 of debt was paid off with the proceeds of this sale.

Oakland Cathedral Building – 1615 Broadway, Oakland, CA

In May of 2012, OCB completed the sales of two residential units in this JV Investment.  The Company provided seller carry financing to complete one of the sales.  The Company received all the proceeds on the other sale.

Frank Norris, Inc. – Completion of sale of unit

In June of 2012, the Company completed a sale and closed escrow on a unit in the property.  The Company provided seller carry financing to complete the sale.

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

Emilio Navarro v 1472 Investors LLC, et al.

In July 2012, the Alameda County Superior Court ruled in favor of the 1472 Investors, LLC.  The foreclosure and eviction of the former borrower was upheld.  We were awarded a small judgment as part of the Court’s decision.

Cummings Park Associates, LLC – Completion of Sales

In August of 2012, the Company closed the sale of the three former BMR units in this project.  The proceeds of the sales paid the City of East Palo Alto an in-lieu of fee for reducing the number of BMR units and paid off the balance of Cummings Park Secured Private Note.  The remainder of the proceeds went to the Company.  This was a long standing goal of the Board of Directors.

Notes Payable and Lines of Credit

As of August, 2012, The Company, including all consolidated entities and subsidiaries, had paid off all of its outstanding debt.  Prior to that, the total debt owed by the Company was $6,435,000 as of September 30, 2011.   Paying off all of the Company’s debt has been a long term goal of the Board.

Frank Norris, Inc. – Completion of sale of unit

In September of 2012, the Company completed a sale and closed escrow on a unit in the property.  The Company provided seller carry financing to complete the sale.

1257 Investors, LLC – Completion of sale of property

This is a JV investment for the Company.  The Company is a 42.9% owner of the LLC.  In September of 2012, the LLC completed a sale of the property held by this single asset LLC.  The LLC provided seller carry financing to complete the sale.  The Company is now the beneficiary of 42.9% of the Seller Carry Note.

Frank Norris, Inc. – Completion of sale of unit

In November of 2012, the Company completed a sale and closed escrow on a unit in the property.  The Company received all cash at the close of escrow.

Oakland Cathedral Building – 1615 Broadway, Oakland, CA

In December of 2012, OCB completed the sale of another unit.  The Company received cash proceeds on the sale.

Oakland Cathedral Building – 1615 Broadway, Oakland, CA

In January of 2013, the OCB completed sales of two more residential units.  The Company provided a second position seller carry financing note to complete one of sales.  The Company received all other cash proceeds on the sales.

Oakland Cathedral Building – 1615 Broadway, Oakland, CA

As of March of 2013, OCB entered into a sales contract to sell the final residential unit in the property.  The sale closed in early June 2013.  The Company provided seller carry financing to complete the sale of this unit.  Only three retail/commercial units remain to be sold.

Oakland Cathedral Building – 1615 Broadway, Oakland, CA

The company has been negotiating with the developer and anticipates entering into an agreement in 2013 whereby the developer is relinquishing management of this project to the Company.  The LLC that is in title to the project will become a consolidated entity of BVC.  The Company will assume full operational control of this project by means of an amendment to the current LLC operating agreement which will allow the Company to direct and manage the sales of the remaining units.